Form 10-Q
period 2009-03-31
Mead Johnson Nutrition Co
filed 2009-05-14
CIK 1452575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number: 001-34251

MEAD JOHNSON NUTRITION COMPANY

(Exact name of registrant as specified in its charter)

Delaware	80-0318351
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2400 West Lloyd Expressway

Evansville, Indiana 47721-0001

(Address of principal executive offices and zip code)

Registrant’s telephone number including area code: (812) 429-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of May 12, 2009, there were 76,844,571 shares of Class A common stock outstanding and 127,655,429 shares of Class B common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY

FORM 10-Q

QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF

MEAD JOHNSON NUTRITION COMPANY

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars and Shares in millions, except Per Share Data)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
NET SALES	$693.0	$703.3
COST OF PRODUCTS SOLD	247.6	251.8

GROSS PROFIT	445.4	451.5

MARKETING, SELLING AND ADMINISTRATIVE	163.4	138.9
ADVERTISING AND PRODUCT PROMOTION	75.9	84.2
RESEARCH AND DEVELOPMENT	15.3	16.3
OTHER EXPENSES—NET	2.0	2.9

EARNINGS BEFORE INTEREST AND INCOME TAXES	188.8	209.2

INTEREST EXPENSE	28.0	—

EARNINGS BEFORE INCOME TAXES	160.8	209.2
PROVISION FOR INCOME TAXES	(54.2)	(76.7)

NET EARNINGS	106.6	132.5
Less Net Earnings Attributable to Noncontrolling Interest	(3.1)	(1.9)

NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$103.5	$130.6

Earnings per Common Share – Basic
Net Earnings attributable to shareholders	$0.55	$0.77

Earnings per Common Share – Diluted
Net Earnings attributable to shareholders	$0.55	$0.77

Weighted Average Common Shares Outstanding
Basic	188.8	170.0
Diluted	188.8	170.0

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in millions)

(UNAUDITED)

	Total Equity (Deficit)	BMS Investment	Common Stock - Class A	Common Stock - Class B	Additional Paid-in (Distributed) Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss) Attributable to Shareholders
BALANCE – January 1, 2008	$637.8	$609.4	$-	$-	$-	$-	$7.0	$21.4

Net transfers (to) from BMS	(110.0)	(110.0)

Comprehensive Income:

Net Earnings	132.5	130.6					1.9

Foreign currency translation adjustment, net of tax of $(1.5)	5.2							5.2

Total Comprehensive Income	137.7	130.6	-	-	-	-	1.9	5.2

BALANCE - March 31, 2008	$665.5	$630.0	$-	$-	$-	$-	$8.9	$26.6

	Total Equity (Deficit)	BMS Investment	Common Stock - Class A	Common Stock - Class B	Additional Paid-in (Distributed) Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss) Attributable to Shareholders
BALANCE – January 1, 2009	$(1,395.5)	$(1,385.4)	$-	$-	$-	$-	$5.4	$(15.5)

Net transfers (to) from BMS	(290.2)	(290.2)

Conversion of BMS Investment into Common Stock	-	1,624.2	0.4	1.3	(1,644.6)			18.7

Issuance of Common Stock in connection with initial public offering, net of offering costs	782.3		0.3		782.0
Amortization of equity-based compensation awards granted to employees	3.3	1.2			2.1
Distributions to Noncontrolling Interest	(0.8)						(0.8)
Assumption of accumulated unrealized gains (losses) on pension and other postretirement benefits, net of tax of $59.2	(96.8)							(96.8)

Comprehensive Income (Loss):

Net Earnings, January 1, 2009 - February 10, 2009	50.2	50.2

Net Earnings, February 11, 2009 - March 31, 2009	56.4					53.3	3.1

Foreign currency translation adjustment, net of tax of $4.3	(8.2)							(8.2)

Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $(0.8)	(0.3)							(0.3)

Deferred gains (losses) on pension and other postretirement benefits, net of tax of $(1.5)	2.4							2.4

Total Comprehensive Income (Loss)	100.5	50.2	-	-	-	53.3	3.1	(6.1)

BALANCE - March 31, 2009	$(897.2)	$-	$0.7	$1.3	$(860.5)	$53.3	$7.7	$(99.7)

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(Dollars and Shares in millions, except Per Share Data)

(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$358.7	$—
Receivables—net of allowances of $7.0 and $7.0, respectively	264.9	262.7
Inventories	321.2	354.3
Deferred Income Taxes—net of valuation allowance	74.2	70.9
Foreign Income Taxes Receivable	2.6	4.5
Prepaid Expenses and Other Assets	35.5	24.7

Total Current Assets	1,057.1	717.1
Property, Plant and Equipment—net	446.3	453.6
Goodwill	117.5	117.5
Capitalized Software—net	35.5	39.2
Deferred Income Taxes—net of valuation allowance	11.3	2.0
Other Assets	39.8	32.0

TOTAL	$1,707.5	$1,361.4

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$181.3	$198.5
Accrued Expenses	104.8	129.2
Accrued Rebates and Returns	275.5	250.6
Deferred Income—current	14.6	18.1
Deferred Income Taxes—current	0.1	0.1
U.S. and Foreign Income Taxes Payable	54.2	13.2
Related Party Debt and Lease—current	22.4	—
Related Party Payables—net	24.2	43.1

Total Current Liabilities	677.1	652.8

Related Party Debt and Lease—noncurrent	1,784.6	2,000.0
Deferred Income—noncurrent	6.7	6.4
Deferred Income Taxes—noncurrent	31.1	78.6
Pension, Post Retirement and Post Employment Liabilities	101.6	—
Other Liabilities	3.6	19.1

Total Liabilities	2,604.7	2,756.9

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):

BMS Investment	—	(1,385.4)
Shareholders’ Equity:
Class A Common Stock, $0.01 par value: 3,000 authorized, 76.8 issued and outstanding	0.7	—
Class B Common Stock, $0.01 par value: 1,200 authorized, 127.7 issued and outstanding	1.3	—
Additional Paid-in (Distributed) Capital	(860.5)	—
Retained Earnings	53.3	—
Accumulated Other Comprehensive Income (Loss)	(99.7)	(15.5)

Total Shareholders’ Equity (Deficit)	(904.9)	(1,400.9)
Noncontrolling Interest	7.7	5.4

Total Equity (Deficit)	(897.2)	(1,395.5)

TOTAL	$1,707.5	$1,361.4

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$106.6	$132.5
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	13.9	12.3
Changes in Current Assets and Liabilities	(24.7)	(5.8)
Other	0.3	(3.8)

Net Cash Provided by Operating Activities	96.1	135.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(22.4)	(23.0)
Proceeds from Sale of Equipment	0.6	0.4

Net Cash Used in Investing Activities	(21.8)	(22.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Initial Public Offering, net of offering costs	782.3	—
Repayment of Related Party Foreign Notes Payable	(597.0)	—
Net Transfers (to) from BMS, excluding noncash items	97.7	(112.6)

Net Cash Provided by (Used in) Financing Activities	283.0	(112.6)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	1.4	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	358.7	—

CASH AND CASH EQUIVALENTS:
Beginning of Period	—	—

End of Period	$358.7	$—

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

1. ORGANIZATION

Mead Johnson Nutrition Company (MJN or the Company) manufactures, distributes and sells infant formulas, children’s nutrition and other nutritional products. MJN has a broad product portfolio, which extends across routine and specialty infant formulas, children’s milks and milk modifiers, pediatric vitamins, dietary supplements for pregnant and breastfeeding mothers, and products for metabolic disorders. These products are generally sold to wholesalers and retailers and are promoted to healthcare professionals, and, where permitted by regulation or policy, directly to consumers.

2. SEPARATION ACTIVITIES AND INITIAL PUBLIC OFFERING

MJN historically operated as a wholly owned subsidiary of Bristol-Myers Squibb Company (BMS). On January 31, 2009, BMS transferred to MJN the non-U.S. businesses of MJN through a sale of shares, sale of assets and contributions of stock with some exceptions as described below. The consideration for these transfers was in the form of cash, which was contributed or otherwise provided by BMS, and the issuance by MJN’s subsidiaries of foreign intercompany notes to BMS subsidiaries related to the purchase of assets or shares in Indonesia, Malaysia, the Netherlands and the Philippines. The terms of these foreign intercompany notes were substantially similar, except that the principal amount of each note varied by jurisdiction. The aggregate principal amount of the foreign intercompany notes was approximately $597.0 million and the rate of interest per annum on each note was equal to LIBOR plus 0.75%.

Also on January 31, 2009, MJN entered into an employee matters agreement with BMS that included the allocation of assets and liabilities related to certain employee benefit, pension, welfare, compensation, employment, severance and termination-related matters.

On February 17, 2009, MJN completed the initial public offering (IPO) of 34.5 million shares of Class A common stock at a price of $24.00 per share. The net proceeds from the IPO, after deducting a total of $45.7 million of underwriting discounts, commissions and offering expenses, totaled $782.3 million. All of the net proceeds of the IPO were paid to BMS and were used to (i) repay in full approximately $597.0 million of the foreign intercompany notes payable to subsidiaries of BMS and (ii) satisfy payables and other obligations owing to one or more subsidiaries of BMS.

Immediately following the IPO, there were 76.8 million outstanding shares of Class A stock and 127.7 million outstanding shares of Class B stock. The holders of Class A common stock and Class B common stock generally have identical rights, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 10 votes per share on all matters voted upon by stockholders (including the election and removal of directors) and do not have cumulative voting rights. Of the outstanding Class A and Class B common stock, BMS beneficially owned 42.3 million shares of Class A common stock and all of the Class B common stock. This represented 83.1% of the total outstanding shares of combined common stock, and 97.5% of the combined voting power. MJN sold 34.5 million shares of Class A common stock, or 16.9% of the total outstanding shares of combined common stock, to the public.

Expensed transaction costs for the IPO recorded within marketing, selling, and administrative expense over the three months ended March 31, 2009, were $17.2 million.

3. ACCOUNTING POLICIES

Basis of Presentation—Prior to the IPO, the financial statements were derived from the consolidated financial statements and records of BMS, principally from statements and records representing the MJN business. The Company prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (SEC). Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements have been condensed or omitted. The Company is responsible for the financial statements included in the Form 10-Q.

The consolidated financial statements include all of the normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2009, and December 31, 2008, the results of operations for the three months ended March 31, 2009 and 2008, and its cash flows for the three months ended March 31, 2009, and 2008. Certain prior-year amounts have been reclassified to conform to the current-year presentation, including $43.1 million of accrued interest payable to BMS that was reclassified from accrued expenses to related party payables-net.

The Company’s unaudited interim results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented.

The accounting policies used in preparing these consolidated financial statements are the same as those used to prepare the Company’s 2008 Annual Report on Form 10-K (2008 Form 10-K), with the exception of the adoption of certain accounting policies. These consolidated unaudited financial statements and the related notes should be read in conjunction with the year-end financial statements and accompanying notes included in the Company’s 2008 Form 10-K.

Cash and Cash Equivalents—Cash and cash equivalents consist of bank deposits, time deposits and money market funds. Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies which are subject to currency rate risk.

Income Taxes—The income tax provision prepared in the post-IPO period reflects a separate return methodology based on the actual legal entity structure as if the Company were a separate taxpayer in the respective jurisdictions with certain accommodations pursuant to a tax matters agreement as noted below. This is in contrast to the pre-IPO period in which the income tax provision was prepared on a separate return stand-alone methodology reflecting a hypothetical legal entity structure in which the Company was included in the tax grouping of other BMS entities within the respective entity’s tax jurisdiction.

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable earnings in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when changes are enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable earnings and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made.

Interest and penalties are classified as a component of income tax expense.

Effective February 10, 2009, MJN entered into a tax matters agreement with BMS to allocate the responsibility of BMS and its subsidiaries, on the one hand, and MJN, on the other hand, for the payment of taxes resulting from filing (i) tax returns on a combined, consolidated or unitary basis and (ii) single entity tax returns for entities that have both MJN and non-MJN operations. Pursuant to this tax matters agreement, BMS prepares returns for MJN for all periods during which MJN is included in a combined, consolidated or unitary group with BMS or any of its subsidiaries for federal, state, local or foreign tax purposes, as if MJN itself were filing as a combined, consolidated or unitary group. BMS also prepares returns for the Company for all periods during which a single-entity tax return is filed for an entity that has both MJN and non-MJN operations. MJN makes payments to BMS and BMS makes payments to the Company with respect to such returns, as if such returns were actually required to be filed under the laws of the applicable taxing jurisdiction and BMS were the relevant taxing authority of such jurisdiction. If and when MJN ceases to be included in BMS’ consolidated tax returns, BMS will compensate the Company for tax attributes for which MJN was not previously compensated and that BMS used, and MJN will reimburse BMS for tax attributes for which MJN was previously compensated but that BMS never used.

Earnings Per Share—For the period prior to the Company’s IPO, the weighted average common shares outstanding is calculated using 170.0 million shares of Class A and Class B common stock outstanding, which is the number of shares owned by BMS immediately prior to the IPO. The same number of shares has been used to calculate basic earnings per share and diluted earnings per share for the period prior to the IPO as no MJN restricted stock units, stock options or performance shares were outstanding prior to the IPO. Restricted stock units, stock options and performance shares issued subsequent to the IPO may have a dilutive impact to the calculation of earnings per share under the treasury stock method. For the three months ended March 31, 2009, diluted earnings per share was computed using the weighted average common shares outstanding during the period plus the incremental shares outstanding assuming the exercise of dilutive restricted stock units, stock options and performance shares.

Recently Issued Accounting Standards—Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. This pronouncement requires recognition of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, this statement requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This statement also requires the fair value of acquired in-process research and development to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. This statement applies to business combinations occurring on or after January 1, 2009. The Company’s adoption of SFAS 141(R) did not have a material effect on the Company’s financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements, with respect to non-financial assets and liabilities. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s financial statements.

Effective January 1, 2009, the Company retrospectively adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labelled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This SFAS also requires the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. This SFAS also requires entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses are presented in tabular format in order to present a more complete picture of the effects of using derivative instruments.

4. RELATED PARTIES

These financial statements include transactions with affiliated companies. MJN entered into transactions with BMS and its subsidiaries for the sale of inventory and services provided to and received from BMS pharmaceutical divisions in various markets worldwide, as well as corporate services provided by BMS for the financial statement periods presented. Product transfers from BMS to MJN were made at various transfer prices. Related party payables-net includes $27.2 million in related party receivables as of March 31, 2009. There were no related party receivables as of December 31, 2008.

Prior to the IPO, the Company had no sales to related parties. For the period subsequent to the IPO through March 31, 2009, MJN had related party sales to BMS of $20.1 million. Purchases of goods from BMS and its subsidiaries were $6.7 million and $2.1 million for the three months ended March 31, 2008 and 2009, respectively.

Prior to the IPO, the Company was allocated costs for various services from BMS. On January 31, 2009, MJN entered into a Transitional Services Agreement (TSA) with BMS whereby BMS agreed to provide MJN with various corporate support services (the BMS Services) and MJN agreed to provide BMS with certain services (the MJN Services). The BMS Services and the MJN Services will continue for a specified initial term, which will vary with the types of services to be provided, unless earlier terminated or extended according to the terms of the TSA. MJN will pay BMS mutually agreed-upon fees for the BMS Services and BMS will pay MJN mutually agreed-upon fees for the MJN Services. The annual cost to MJN is $19.3 million for services that have terms of up to 18 months, $66.4 million for services that have terms from 18 months up to three years, and $2.9 million for services that have terms greater than three years. The annual cost charged by MJN to BMS for services is $23.6 million, the majority of which have terms of up to eighteen months. The statement of earnings for the three months ended March 31, 2009, includes one month of costs allocated from BMS and two months of expenses related to the TSA. Total net costs for the three months ended March 31, 2009, was $16.0 million. For the similar period ending March 31, 2008, total net costs to MJN were $27.0 million as allocated from BMS based on either the ratio of MJN’s annual net sales or headcount to BMS’ comparable consolidated net sales or headcount.

On August 26, 2008, MJN declared and issued a dividend in the form of a 10-year intercompany note to BMS in the amount of $2.0 billion, which was recorded as a reduction of equity. The note had an annual interest rate of 6.1% with interest payments settled no less than annually.

On February 17, 2009, this related party note payable was amended and restructured into three separate notes and on January 31, 2009, Mead Johnson Venezuela S.C.A., a wholly owned indirect subsidiary of MJN, issued a note payable to Bristol-Myers Squibb de Venezuela S.C.A., a wholly owned subsidiary of BMS. The terms of these related party notes payable are detailed in the table below:

Description	Principal Amount	Interest Rate	Terms
2014 Note	$744.2 million	LIBOR + 3.0% per annum	Annual amortization of $75.0 million payable in quarterly installments 2010 to 2014, remaining due on February 17, 2014

2016 Note	$500.0 million	6.43% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on February 17, 2016

2019 Note	$500.0 million	6.91% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on February 17, 2019

Venezuela Note	Local currency equivalent of $5.8 million	24% per annum	Payable on demand, not subject to amortization

The 2014, 2016 and 2019 Notes are senior unsecured obligations of MJN and rank equally in right of payment with each other and with all existing and future senior indebtedness of MJN. In addition, the notes are structurally subordinated to all liabilities of the subsidiaries of MJN, including trade payables. The notes may be prepaid at any time, in whole or in part, without premium or penalty. Each note is mandatorily repayable in cash upon a change of control, in an amount equal to 100% of the then outstanding principal amount plus accrued and unpaid interest. BMS will not be permitted to transfer the notes to other persons, other than its affiliates.

On January 31, 2009, Mead Johnson Nutricionales de Mexico, S. De R.L. de C.V., a subsidiary of MJN, entered into an agreement with BMS to lease all of the property, plant and equipment assets at the manufacturing facility in Delicias, Mexico, for 20 years. This facility is included in the financial statements of the Company for all periods. The lease qualifies as a capital lease, and MJN will continue to carry the property, plant and equipment in the financial statements. The Company has recorded a lease liability of $41.5 million, representing the present value of the minimum lease payments set forth by the lease agreement. The liability is being amortized over the lease term.

Some MJN entities maintain short-term lines of credit with the BMS treasury center in Europe for short-term working capital needs. The borrowings bear interest at a rate of LIBOR, or the appropriate currency equivalent, plus 0.77% per annum and are repayable at any time. As of March 31, 2009, the outstanding balance under these lines of credit was $15.5 million.

With the exception of the net proceeds from the IPO, the impact of the separation activities and IPO, as described above, on equity are captured in net transfers (to) from BMS on the consolidated statements of comprehensive income and equity (deficit). The components of net transfers (to) from BMS on the consolidated statements of comprehensive income and equity (deficit) and the related cash flows for the three months ended March 31, 2009, are as follows:

(Dollars in millions)	Statement of Comprehensive Income and Equity (Deficit) – Changes in Equity	Statement of Cash Flows – Financing Activities
Establishment of Foreign Notes/Repayment of Related Party Debt to BMS	$(597.0)		$(597.0)

Cash Contribution by BMS	286.0	$286.0
Debt Reduction	250.0
Establishment/Settlement of Related Party Payable	(176.8)	(176.8)
Mexico Capital Lease Liability	(41.5)
Other Activity	(10.9)	(11.5)

Net Transfers (to) from BMS	$(290.2)		$97.7

The Other Activity above of ($10.9) million relates to various separation and operating activities, including the assumption of certain net assets from BMS resulting from the acquisition of legal entities from BMS, excluding certain net assets that had previously been allocated to MJN in the historical financial statements and the activity in January prior to the separation.

During the three months ended March 31, 2009, interest expense was $28.0 million and cash interest paid was $59.3 million.

5. EARNINGS PER SHARE

Prior to the IPO, MJN had 170.0 million shares of Class A and Class B common stock outstanding, all of which were owned by BMS.

Basic earnings per share is calculated by dividing net earnings attributable to shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average number of outstanding shares to assume conversion of all potentially dilutive unvested restricted stock units, unexercised stock options and unvested performance shares. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted stock units, unexercised stock options and unvested performance shares. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered on the grant date.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Millions, except per share data)	2009	2008
Basic Earnings per Share:
Weighted Average Common Shares Outstanding – Basic	188.8	170.0
Net Earnings Attributable to Shareholders	$103.5	$130.6
Net Earnings Attributable to Shareholders per Common Share	$0.55	$0.77

Diluted Earnings per Share:
Weighted Average Common Shares Outstanding – Basic	188.8	170.0
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	—	—

Weighted Average Common Shares Outstanding – Diluted	188.8	170.0

Net Earnings Attributable to Shareholders	$103.5	$130.6
Net Earnings Attributable to Shareholders per Common Share	$0.55	$0.77

6. INCOME TAXES

For the three months ended March 31, 2009 and 2008, respectively, the effective tax rate decreased to 33.7% from 36.7%. The lower rate was attributable primarily to benefits associated with restructuring the Company’s foreign operations as part of the separation from BMS in the IPO process.

The Company operates under a new legal entity structure created to facilitate the IPO. As such, adjustments have been made to the income tax accounts and equity (deficit) during the three months ended March 31, 2009, to reflect the impact of this restructuring.

On February 10, 2009, the Company entered into a tax matters agreement with BMS. Under this agreement responsibility is allocated between BMS and its subsidiaries, on the one hand, and MJN, on the other hand, for the payment of taxes resulting from filing (i) tax returns on a combined, consolidated or unitary basis and (ii) single entity tax returns for entities that have both MJN and non-MJN operations. Accordingly, BMS prepares returns for MJN for all periods during which MJN is included in a combined, consolidated or unitary group with BMS or any of its subsidiaries for federal, state, local or foreign tax purposes, as if MJN itself were filing as a combined, consolidated or unitary group. BMS also prepares returns for the Company for all periods during which a single-entity tax return is filed for an entity that has both MJN and non-MJN operations. MJN makes payments to BMS and BMS makes payments to the Company with respect to such returns, as if such returns were actually required to be filed under the laws of the applicable taxing jurisdiction and BMS were the relevant taxing authority of such jurisdiction. If and when MJN ceases to be included in BMS’ consolidated tax returns, BMS will compensate the Company for tax attributes for which MJN was not previously compensated and that BMS used, and MJN will reimburse BMS for tax attributes for which MJN was previously compensated but that BMS never used. As of March 31, 2009, the Company holds a net receivable of $4.1 million from BMS, which is recorded in related party payables-net, based upon the terms of the tax matters agreement discussed above.

The Company’s reserve for unrecognized tax benefits as of March 31, 2009, was $0.4 million and related to domestic matters that are not expected to reverse in the next 12 months. The Company’s reserve for unrecognized tax benefits as of December 31, 2008 was $17.9 million. The Company believes that it has adequately provided for all uncertain tax positions that are not otherwise indemnified by BMS. Pursuant to the tax matters agreement dated February 10, 2009, BMS maintains responsibility for all uncertain tax positions which may exist in the pre-IPO period or which may exist as a result of the IPO transaction. MJN anticipates that it is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of unrecognized tax benefits.

7. INVENTORIES

The major categories of inventories were as follows:

	March 31,	December 31,
(Dollars in millions)	2009	2008
Finished Goods	$178.0	$191.3
Work in Process	24.2	28.0
Raw and Packaging Materials	119.0	135.0

Inventories	$321.2	$354.3

8. PROPERTY, PLANT, AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

	March 31,	December 31,
(Dollars in millions)	2009	2008
Land	$4.2	$4.4
Buildings	374.5	382.5
Machinery, Equipment, and Fixtures	487.2	504.2
Construction in Progress	72.7	67.9
Accumulated Depreciation	(492.3)	(505.4)

Property, Plant and Equipment—net	$446.3	$453.6

9. REVOLVING CREDIT FACILITY

On February 17, 2009, MJN entered into a three-year syndicated revolving credit facility agreement (Credit Facility). The Credit Facility is unsecured and repayable on maturity at February 2012, subject to annual extensions if sufficient lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the facility agreement is $410.0 million, which amount may be increased from time to time up to $500.0 million at the Company’s request and with the consent of the lenders, subject to customary conditions contained in the Credit Facility. The proceeds of the Credit Facility are to be used for working capital and other general corporate purposes.

Borrowings under the Credit Facility will bear interest either at (a) LIBOR for specified interest periods plus a margin determined with reference to the Company’s consolidated leverage ratio, or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR plus, in each case, a margin determined with reference to the Company’s consolidated leverage ratio. The margin on the borrowings can range from 1.125% to 2.65% over the applicable base.

The Company’s subsidiaries may become borrowers under the Credit Facility.

The Credit Facility contains customary covenants, including covenants applicable to limiting liens, substantial asset sales and mergers. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Credit Facility also contains the following financial covenants:

•      The Company is required to maintain a ratio of (a) consolidated total debt to (b) consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) of not greater than 3.25 to 1.0. Compliance with this covenant is tested on the last day of each fiscal quarter and as a condition precedent to each credit extension under the Credit Facility.

•      The Company is required to maintain a ratio of (i) consolidated EBITDA to (ii) consolidated interest expense of at least 3.00 to 1.00. Compliance with this covenant is tested on the last day of each fiscal quarter for the preceding four consecutive fiscal quarters.

In addition, the Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, ERISA matters and cross-default to other debt agreements. The Company was in compliance with all debt covenants as of March 31, 2009.

There were no borrowings outstanding under the revolving credit facility at March 31, 2009.

10. VARIABLE INTEREST ENTITY

The Company’s business activities in China are conducted through MJN China, a subsidiary of BMS. BMS and MJN entered a service agreement pursuant to which BMS agreed to cause MJN China to operate in a manner that is consistent with the instructions and directions of MJN. In return, MJN provides all necessary support and access to assets and resources, including intellectual property, for BMS to cause MJN China to operate in a manner consistent with MJN’s instructions and directions. The agreement was designed so that MJN is entitled to the cash flow, benefit and risk of MJN China’s operations and business. MJN China is consolidated in the Company’s financial statements as MJN is the primary beneficiary.

The China operations are material to MJN. As of March 31, 2009, total assets of MJN China included in the accompanying consolidated financial statements were approximately $145.8 million and the associated liabilities were approximately $66.9 million. There are no assets of MJN that serve as collateral for MJN China and the creditors of MJN China have no recourse to the general credit of MJN.

11. NONCONTROLLING INTEREST

Net earnings attributable to noncontrolling interest consists almost entirely of an 11% interest in MJN China held by third parties and were $3.1 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively.

12. EMPLOYEE STOCK BENEFIT PLANS

MJN 2009 Stock Award and Incentive Plan—In December 2008, the MJN Board of Directors approved the MJN 2009 Stock Award and Incentive Plan (MJN 2009 Plan). The MJN 2009 Plan provides for the grant of options to purchase MJN Class A common stock intended to qualify as incentive stock options, nonqualified stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock units, stock granted as a bonus or in lieu of another award, dividend equivalents, other stock-based awards and performance awards. Executive officers and other employees of MJN or one of its subsidiaries or affiliates, and non-employee directors and others who provide substantial services to MJN, are eligible to be granted awards under the MJN 2009 Plan. Under the MJN 2009 Plan, 25.0 million shares of MJN common stock have been authorized for delivery to participants. Shares used for awards assumed in an acquisition or combination will not count against the shares reserved under the 2009 Plan. The shares reserved may be used for any type of award under the MJN 2009 Plan. Stock based compensation expense is based on awards ultimately expected to vest. Forfeitures were estimated based on the historical experience of participants in the BMS plan.

Under the MJN 2009 Plan, executive officers and key employees of MJN may be granted options to purchase common stock at no less than 100% of the market price on the date the option is granted. Options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Generally, MJN will issue shares for the stock option exercises from treasury stock, if available, or will issue new shares.

The MJN 2009 Plan provides for the granting of restricted stock units to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a four or five year period from the date of grant. Compensation expense is recognized over the restricted period. A stock unit is a right to receive stock at the end of the specified vesting period. A stock unit has no voting rights.

The MJN 2009 Plan also incorporates performance awards which are delivered in the form of a target number of performance shares and have a three-year performance cycle. For the 2009 to 2011 cycle, the awards have annual goals set at the beginning of each year. For 2009, the goals are based 50% on earnings per share, 25% on sales and 25% on working capital and capital spending. Maximum performance will result in a maximum payout of 165% of the award. If threshold targets are not met for the performance period, no payment will be made under the plan.

MJN Stock Options—On March 11, 2009, MJN granted approximately 1.0 million stock options under the MJN 2009 Plan. For stock options with a service condition, the grant date fair value was $4.87. For stock options with service and market conditions, the grant date fair value was $7.34. As of March 31, 2009, there were 1.0 million stock options outstanding and a total unrecognized compensation cost related to these stock options of approximately $6.0 million that is expected to be recognized over a weighted average period of 2.98 years. Expense of $0.2 million was recognized for the three months ended March 31, 2009. The fair value of employee stock options granted in 2009 was estimated on the date of grant using the Black-Scholes option pricing model for stock options with a service condition, and the Monte Carlo simulation model for options with service and market conditions, with the following assumptions:

	Black-Scholes Model	Monte Carlo Model
Expected volatility	23.76%	28.66%
Risk-free interest rate	2.31%	2.95%
Dividend yield	2.89%	2.89%
Expected life	6.25 years	6.79 years

The expected volatility assumption required in the Black-Scholes model and Monte Carlo model was calculated based on peer group analysis of stock price volatility with a 6.25-year and 10-year look back period ending on the grant date, respectively. The selection of this approach was based on MJN’s assessment that this calculation of expected volatility is more representative of future stock price trends than using historical MJN volatility given the short time period that the Company’s stock has been traded. The risk-free interest rate assumption in the Black-Scholes model is based upon the U.S. Treasury yield curve in effect at the time of grant. The risk-free interest rate assumption in the Monte Carlo model is based upon the 10-year U.S. Treasury yield curve. The dividend yield assumption is based on MJN’s expectation of dividend payouts. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output based on the vesting period and the contractual term for each grant, or for each vesting tranche for awards with graded vesting. The selection of this approach was based on MJN’s assessment that this simplified method is appropriate given the terms of the stock option plans and given that there is not sufficient historical share option exercise experience upon which to estimate expected terms.

MJN 2009 Founder’s Awards—On February 11, 2009, MJN granted approximately 0.3 million restricted stock units as “founder’s awards” to approximately 120 employees, including each of the Company’s Named Executive Officers. The awards had a grant date fair value of $24.00 per share, which was determined based on the IPO price. These founder’s awards will vest in equal installments on each of the third, fourth and fifth anniversaries of the date of grant. As of March 31, 2009, there were 0.3 million unvested restricted stock units and total unrecognized compensation cost related to these awards of approximately $7.5 million that is expected to be recognized over a weighted average period of 4.83 years. Expense of $0.1 million was recognized for the three months ended March 31, 2009.

MJN Performance Share Awards—On March 11, 2009, MJN granted approximately 0.1 million performance share awards to certain employees. The awards had a weighted average grant date fair value of $26.58 per award. As of March 31, 2009, there were 0.1 million awards outstanding and a total unrecognized compensation cost related to these awards of approximately $3.2 million that is expected to be recognized over a weighted average period of 2.75 years. Expense of $0.3 million was recognized for the three months ended March 31, 2009. The value of nonvested performance awards was based on the closing trading price of MJN’s stock on the date of the grant.

BMS Employee Stock Benefit Plans—Prior to the separation from BMS, certain MJN employees were granted options to purchase BMS’s stock under the BMS plans. These plans also incorporate restricted stock and long-term performance awards. As of March 31, 2009, total unrecognized compensation costs related to nonvested stock options, restricted stock units and performance awards under the BMS plans was approximately $12.8 million and the weighted average period over which such awards are expected to be recognized was 2.5 years. Expense of $2.7 million and $2.5 million was recognized for the three months ended March 31, 2009 and 2008, respectively, which resulted in an increase to total equity (deficit).

Stock Based Compensation Expense—The following table summarizes stock based compensation expense related to MJN stock options, MJN 2009 founder’s awards, MJN performance share awards and BMS stock benefit plans for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(Dollars in millions)	2009	2008
MJN Stock Options	$0.2	$—
MJN 2009 Founder’s Awards	0.1	—
MJN Performance Share Awards	0.3	—
BMS Stock Benefit Plans	2.7	2.5

Total Stock Based Compensation Expense	$3.3	$2.5
Deferred Tax Benefit	1.1	0.9

Stock Based Compensation Expense, net of taxes	$2.2	$1.6

13. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Prior to the separation from BMS, employees who met certain eligibility requirements participated in various defined benefit pension plans administered and sponsored by BMS. As part of the separation, the BMS defined benefit pension plan assets and liabilities for active U.S. MJN employees were transferred to a U.S. MJN defined benefit pension plan. The related assets and liabilities primarily held in the BMS defined benefit pension plan for the transferring participants were allocated based on assumptions set forth in an employee matters agreement with BMS. Outside of the United States, BMS transferred to MJN defined benefit plans pension assets and liabilities allocable to the employees transferring to MJN in certain countries as described in the employee matters agreement. MJN assumed liabilities allocable to employees transferring to the Company under certain pension, supplemental retirement and termination indemnity plans. For the purpose of the MJN defined benefit pension plans, the measurement was the separation date.

Concurrent with the establishment of the U.S. MJN defined benefit pension plan, benefits under the plan will be frozen to limit service used in the calculation of benefits to service accrued under the BMS defined benefit pension plan.

As part of the separation, BMS transferred to MJN an estimated net obligation of $97.1 million and unrealized loss, recorded to accumulated other comprehensive income, of $156.0 million ($96.8 million net of tax), with the difference recorded to BMS investment within equity. The estimated net obligation will be updated upon completion of the actuarial valuation later in 2009. At March 31, 2009 the projected benefit obligation and fair value of plan assets, including post separation activity, were $286.4 million and $188.0 million, respectively.

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components for the period from the separation date to March 31, 2009:

(Dollars in millions)	Pension Benefits	Other Benefits
Service cost — benefits earned during the period	$0.4	$0.1
Interest cost on projected benefit obligation	3.2	0.2
Expected return on plan assets	(3.3)	—
Amortization of prior service cost (benefit)	—	—
Amortization of net actuarial loss	2.4	0.2
Amortization of transition cost	—	—

Net periodic benefit cost	2.7	0.5
Curtailments and settlements	—	—

Total net periodic benefit cost	$2.7	$0.5

For the three months ended March 31, 2009, there were no contributions to the U.S. pension plans and the contribution to the international plans was de minimis. Although no minimum contributions will be required, the Company may choose to make cash contributions to the U.S. and international pension plans in 2009. There will be no cash funding for other benefits.

Prior to the separation from BMS, the pension and postretirement plans for MJN were accounted for under a multi-employer plan. MJN specifically identified the pension expense attributable to MJN participants for the pension plans in the Philippines, Indonesia and the Netherlands. For the pension plans in the United States, Canada, Taiwan and Mexico, costs associated with the pension plans were allocated to MJN on the basis of pensionable wages. The total allocation for the three months ended March 31, 2008, was $0.6 million.

Prior to the separation from BMS, employees who met certain eligibility requirements participated in various defined contribution plans administered and sponsored by BMS. As part of the separation, the U.S. BMS qualified defined contribution plan transferred to a U.S. MJN qualified defined contribution plan, with assets and liabilities allocable to the participants transferring to the U.S. MJN qualified defined contribution plan. Outside of the United States, BMS transferred to MJN’s defined contribution plans assets allocable to the employees transferring to the Company in certain countries as described in the employee matters agreement. MJN also assumed supplemental benefit plan liabilities allocable to employees transferring to the Company as set forth in the employee matters agreement. The Company’s contribution is based on employee contributions and the level of Company match.

14. SEGMENT INFORMATION

MJN operates in four geographic operating segments: North America, Latin America, Asia and Europe. This operating segmentation is how the chief operating decision maker regularly assesses information for decision making purposes, including allocation of resources. Due to similarities in the economics, products offered, production process, customer base, and regulatory environment, these operating segments have been aggregated into two reportable segments: Asia/Latin America and North America/Europe.

Corporate and other consists of unallocated general and administrative activities and associated expenses, including in part, executive, legal, finance, information technology, human resources, research and development, global marketing costs, global supply chain and certain facility costs.

Effective January 1, 2009, the Company reclassified the operations of a plant from Corporate and Other to Asia/Latin America to coincide with the final destination of the majority of the product manufactured at this plant. This did not have a material effect on the net sales or earnings before interest and income taxes for the segments. The amount of assets reclassified was $79.8 million.

(Dollars in millions)	Net Sales	Earnings Before Interest and Income Taxes
Three Months Ended March 31, 2009
Asia/Latin America	$389.8	$148.7
North America/Europe	303.2	101.2

Total Operating Segments	693.0	249.9
Corporate and Other	—	(61.1)

Total	$693.0	$188.8

Three Months Ended March 31, 2008
Asia/Latin America	$349.2	$131.5
North America/Europe	354.1	122.8

Total Operating Segments	703.3	254.3
Corporate and Other	—	(45.1)

Total	$703.3	$209.2

15. FINANCIAL ASSETS AND LIABILITIES

The Company is exposed to market risk due to changes in currency exchange rates, interest rates and, to a lesser extent, natural gas pricing. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. MJN’s financial assets and liabilities are measured using inputs based on quoted market prices for similar assets and liabilities in active markets, i.e. level two of the fair value hierarchy. Derivative financial instruments are not used for speculative purposes. The Company does not hedge the interest rate risk associated with money market funds, which are measured from level two of the fair value hierarchy and totaled $145.3 million as of March 31, 2009.

Cash Flow Hedges

Foreign Exchange contracts

The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany and related party transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amount of the Company’s foreign exchange derivative contracts at March 31, 2009, were $63.5 million and $7.4 million net assets, respectively. For these derivatives, in which the majority qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings.

The table below summarizes the Company’s outstanding foreign exchange forward contracts at March 31, 2009. The fair value of all foreign exchange forward contracts is based on quarter end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

	Weighted Average Strike Price	Notional Amount	Fair Value Asset (Liability)	Maturity
		(Dollars in millions)
Foreign Exchange Forwards:
Cash Flow Hedges:
Canadian Dollar	1.179	$31.8	$2.0	2009/2010
Mexican Peso	11.966	28.3	4.9	2009/2010

Total Cash Flow Hedges		$60.1	$6.9

Non-Qualifying Hedges:
British Pound	1.679	$3.4	$0.5	2009/2010

At March 31, 2009, the balance of deferred gains on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income on a pre-tax basis was $8.3 million ($6.3 million net of tax), all of which is expected to be reclassified into earnings within the next 11 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is not deferred in accumulated other comprehensive income and is included in current period earnings. For the three months ended March 31, 2009, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three months ended March 31, 2009, the impact of discontinued foreign exchange hedges was not significant.

Natural Gas contracts

The Company utilizes forward contracts to hedge forecasted purchases of natural gas, and designates these derivative instruments as cash flow hedges when appropriate. Natural gas forward contracts are valued using quoted NYMEX futures prices for natural gas at the reporting date. For these derivatives, in which the majority qualify as hedges of future forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. The notional and fair value amounts of natural gas contracts at March 31, 2009, were 0.5 decatherms and $2.3 million liability, respectively. At March 31, 2009, the balance of deferred losses on natural gas contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income on a pre-tax basis was $2.3 million ($1.4 million net of tax), all of which is expected to be reclassified into earnings within the next 9 months. For the three months ended March 31, 2009, there was no earnings impact from discontinued natural gas hedges.

The following table summarizes the Company’s fair value of outstanding derivatives:

(Dollars in millions)	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Assets	$6.9	$10.1
Foreign Exchange Contracts	Accrued Expenses	—	(0.3)
Natural Gas Contracts	Accrued Expense	(2.3)	(2.1)

Total Derivatives designated as hedging instruments		$4.6	$7.7

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Other Assets	$0.5	$—

The change in accumulated other comprehensive income and the impact on earnings from foreign exchange and natural gas forwards, and that qualified as cash flow hedges for the three months ended March 31, 2009 and 2008 was as follows:

	Foreign Exchange Contracts		Natural Gas Contracts		Total Cash Flow Hedges
(Dollars in millions)	2009	2008	2009	2008	2009	2008
Balance at January 1:	$6.6	$—	$(1.4)	$—	$5.2	$—
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	1.5	—	(1.2)	—	0.3	—
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(2.6)	—	1.2	—	(1.4)	—
Change in deferred taxes	0.8	—	—	—	0.8	—

Balance at March 31:	$6.3	$—	$(1.4)	$—	$4.9	$—

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide with Standard & Poor’s and Moody’s long term debt ratings of A or higher. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at March 31, 2009, failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

16. LEGAL PROCEEDINGS AND CONTINGENCIES

In the ordinary course of business, MJN is subject to lawsuits, investigations and claims, including, but not limited to, product liability claims, commercial disputes, premises claims and employment and environmental, health, and safety matters. MJN records accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although MJN cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material adverse effect on the Company’s business, prospects, financial condition, cash flows and results of operations.

17. OTHER EXPENSES—NET

Included in other expenses—net for the three months ended March 31, 2009, were $7.6 million of severance expense and $10.0 million of income for a patent settlement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Business

We are a global leader in pediatric nutrition. We are committed to creating trusted nutritional brands and products that help improve the health and development of infants and children around the world and provide them with the best start in life. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or industry-defining products across each of our product categories. We operate in four geographic regions: Asia, Latin America, North America and Europe. Due to similarities in the economics, products offered, production process, customer base and regulatory environment, these operating regions have been aggregated into two reportable segments: Asia/Latin America and North America/Europe.

Financial Highlights

For the three months ended March 31, 2009, sales decreased 1%, including an unfavorable foreign exchange impact of 7%, compared to the three months ended March 31, 2008. Our Asia/Latin America segment continued to have broad-based double-digit revenue growth despite the global economic environment. Excluding the impact of foreign exchange, the segment grew 22%. We will continue to increase our investment spending in this segment to secure that growth for the longer-term. Sales decreased in our North America/Europe segment due to inroads made in 2008 in the United States by private label brands, the impact of changes related to WIC contract awards, and increased competition from new product innovation launched by our principal branded competitor. Benefits arising from our separation from BMS in the IPO process reduced our effective tax rate from 36.7% to 33.7% compared to the three months ended March 31, 2008. Net earnings attributable to shareholders decreased $27.1 million to $103.5 million, reflecting costs associated with our IPO and other related items such as interest expense and incremental stand-alone costs, as well as the negative effect of foreign exchange. These unfavorable items were partially offset by the impact of strong growth in the Asia/Latin America segment.

Factors Affecting Comparability

The results for the three months ended March 31, 2009 include several items related to our separation from BMS and the IPO that affect the comparability of the company’s financial results between 2008 and 2009. These items include specified IPO-related costs, interest expense, operating model changes, the effective tax rate and the number of shares outstanding.

We have incurred $17.2 million in costs in connection with our IPO during the three months ended March 31, 2009. These costs relate to legal, accounting, systems implementation and consulting services. There were no such costs during the three months ended March 31, 2008.

On August 26, 2008, we issued a $2.0 billion intercompany note to BMS. The note was restructured at the IPO date reducing the related party debt to approximately $1.8 billion for the remainder of the quarter. Interest expense during the three months ended March 31, 2009 was $28.0 million. The company had no debt outstanding and no interest expense during the three months ended March 31, 2008.

Our 2009 results include operating model changes in Brazil, Europe and Mexico. In Brazil, our ability to operate a new stand-alone subsidiary is delayed for a period of time due to certain statutory and regulatory requirements for permits and applications. Until we are able to operate as a stand-alone entity in Brazil, BMS is distributing and recording sales for our products and our role is limited to marketing activities. In Europe, we have transitioned to a third-party distributor model. This will reduce net sales by the amount of the distributors’ margin and lower costs for the distribution-related expenses. In Mexico, we now operate our business through a newly formed operating subsidiary that is expected to incur higher profit sharing costs than were allocated to us when we operated within BMS. The combined effect of these operating model changes was to reduce the three months ended March 31, 2009 growth in net sales and earnings before interest and income taxes (EBIT) by approximately $7.3 million and $1.9 million, respectively.

For the three months ended March 31, 2009 and 2008, respectively, the effective tax rate decreased to 33.7% from 36.7%. The lower rate is attributable primarily to benefits associated with restructuring our foreign operations as part of the separation from BMS in the IPO process.

Prior to February 10, 2009, there were 170.0 million shares of common stock outstanding. The company issued an additional 34.5 million shares of common stock in the IPO. As a result, we currently have 204.5 million common shares outstanding.

In addition to these items that impact the 2009 results of operations, there are several adjustments to the balance sheet related to our separation from BMS. These include the recognition of a pension and capital lease liability, inclusion of cash balances and restructuring of related-party debt and divisional equity. See “Item 1. Financial Statements.”

Three Months Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

				% of Net Sales

(In millions, except per share data)	2009	2008	% Change	2009	2008
Net Sales	$693.0	$703.3	(1%)	—	—
Earnings before Interest and Income Taxes	188.8	209.2	(10%)	27%	30%
Interest Expense	(28.0)	—	—	4%	—
Earnings before Income Taxes	160.8	209.2	(23%)	23%	30%
Provision for Income Taxes	(54.2)	(76.7)	(29%)	8%	11%
Effective Tax Rate	33.7%	36.7%
Net Earnings	106.6	132.5	(20%)	15%	19%
Less: Net Earnings Attributable to Noncontrolling Interest	(3.1)	(1.9)	—	0%	0%
Net Earnings Attributable to Shareholders	103.5	130.6	(21%)	15%	19%
Weighted Average Common Shares Outstanding – Diluted	188.8	170.0
Earnings per Common Share - Diluted	$0.55	$0.77

Net Sales

Sales declined due to a 7% unfavorable foreign exchange impact and 2% volume decrease, offset by an 8% increase in pricing. While the majority of the price benefit is a carryover from 2008 price increases, we also raised prices during the first quarter of 2009, particularly in countries where the local currency had significantly devalued.

We operate in two reportable segments: Asia/Latin America and North America/Europe. Our net sales based on those segments are shown in the table below:

	Three Months Ended March 31,

				% Change Due to

(Dollars in millions)	2009	2008	% Change	Volume	Price	Foreign Exchange
Asia/Latin America	$389.8	$349.2	12%	7%	15%	(10%)

North America/Europe	303.2	354.1	(14%)	(12%)	2%	(4%)

Net Sales	$693.0	$703.3	(1%)	(2%)	8%	(7%)

Our Asia/Latin America segment represented 56% of net sales for the three months ended March 31, 2009, compared to 50% for the three months ended March 31, 2008. We continue to have significant sales growth in our international markets, particularly in Asia where sales grew by double digits. Our success in the Asia/Latin America segment comes from market growth as well as our investments in product innovation, sales force, advertising and promotion. Our strongest performance continues to be in China, which is our second largest market behind the United States. Several other Asian and Latin American countries grew sales by double digits, excluding foreign exchange impacts.

The decrease in North America/Europe sales was primarily due to activities in the United States. Sales declined in the United States as a result of weaker performance in the U.S. market due to share losses driven by inroads from private label brands, the impact of changes related to WIC contract awards and increased competition from new product innovation launched by our principal branded competitor. In addition, key retailers reduced their warehouse inventories.

We have three product categories: (1) infant formula, (2) children’s nutrition and (3) other. Our net sales based on those product categories are shown in the table below:

	Three Months Ended March 31,
(Dollars in millions)	2009	2008	% Change
Infant Formula	$450.7	$482.7	(7%)
Children’s Nutrition	219.3	196.5	11%
Other	23.0	24.1	(5%)

Net Sales	$693.0	$703.3	(1%)

The decline in the sales of infant formula reflects a mix of the lower growth in the North America/Europe segment, which is principally an infant formula market, and the higher growth in the Asia/Latin America segment, which sells mostly children’s nutrition products and to a lesser extent infant formula. Children’s nutrition products increased in line with the broad-based growth across our key Asia and Latin America markets.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales was as follows:

	Three Months Ended March 31,
(Dollars in millions)	2009	2008	% Change
Gross Sales	$952.7	$972.9	(2%)
Gross-to-Net Sales Adjustments
WIC Rebates	(194.5)	(197.1)	(1%)
Sales Discounts	(22.6)	(19.2)	18%
Returns	(15.0)	(12.9)	16%
Cash Discounts	(10.7)	(11.5)	(7%)
Prime Vendor Charge-Backs	(10.3)	(11.6)	(11%)
Coupons and Other Adjustments	(6.6)	(17.3)	(62%)

Total Gross-to-Net Sales Adjustments	(259.7)	(269.6)	(4%)

Total Net Sales	$693.0	$703.3	(1%)

Adjustments as a percentage of gross sales were flat. The decline in coupons and other adjustments is due to a decline in the offering of coupons in the United States. This decline was offset by an increase in sales discounts and returns. Sales discounts, which are largely concentrated in Asia, increased due to revenue growth in Asia and increased trade promotion globally. Sales returns were higher due to an abnormally low amount of returns for the three months ended March 31, 2008.

Gross Profit

	Three Months Ended March 31,
(Dollars in millions)	2009	2008	% Change
Net Sales	$693.0	$703.3	(1%)
Cost of Products Sold	247.6	251.8	(2%)

Gross Profit	$445.4	$451.5	(1%)
Gross Margin	64.3%	64.2%

The decrease in gross profit was driven primarily by the decrease in sales and an unfavorable foreign exchange impact due to the weakening of the U.S. dollar versus foreign currencies. The gross margin increased by 10 basis points due to price increases, reduced inventory write-offs and productivity improvements, offset by product mix changes as lower margin children’s nutrition products experienced more rapid sales growth than higher margin infant formulas, and increased conversion costs. Changes in commodity pricing did not have a material impact on the comparison of first quarter 2009 gross margins relative to the first quarter 2008.

Operating Expenses

	Three Months Ended March 31,
				% of Net Sales
(Dollars in millions)	2009	2008	% Change	2009	2008
Operating Expenses:
Marketing, Selling and Administrative	163.4	138.9	18%	24%	20%
Advertising and Product Promotion	75.9	84.2	(10%)	11%	12%
Research and Development	15.3	16.3	(6%)	2%	2%
Other Expenses—net	2.0	2.9	—	0%	0%

Marketing, Selling and Administrative Expenses

The majority of the increase in marketing, selling and administrative expenses was due to $17.2 million of non-recurring costs related to our initial public offering. The increase was also driven by approximately $6 million in additional costs that we now carry as a public company such as legal and audit fees, along with treasury and other functions that were not necessary when we operated as a wholly owned subsidiary of BMS. Our investment in our sales force and geographic expansion in China also contributed to the increase.

Advertising and Product Promotion Expenses

Our advertising and product promotion expenses are influenced by the timing of our key product launches. While spending measured as a percent of sales dropped in both of our geographic segments, the biggest decline came in North America and Europe, reflecting the timing of new product launches as well as lower sampling costs. Excluding currency impacts, advertising and product promotion expenses increased in Asia and Latin America, but at a lower rate than sales.

Research and Development Expenses

The decline in research and development expenses reflects the timing of spending. We expect these expenses for the full year of 2009 to exceed the amounts in 2008 as we continue to increase our innovation capability and pipeline.

Other Expenses—net

Other expenses—net for the three months ended March 31, 2009, declined by $0.9 million due primarily to a $10.0 million favorable patent settlement offset by $7.6 million in severance expenses.

Earnings before Interest and Income Taxes

Our EBIT is from our two reportable segments, Asia/Latin America and North America/Europe, reduced by corporate and other costs. Corporate and other costs consist of unallocated general and administrative activities and associated expenses, including in part, executive, legal, finance, information technology, human resources, research and development, global marketing and global supply chain costs.

	Three Months Ended March 31,
(Dollars in millions)	2009	2008	% Change
Asia/Latin America	$148.7	$131.5	13%
North America/Europe	101.2	122.8	(18%)
Corporate and Other	(61.1)	(45.1)	35%

Total Earnings before Interest and Income Taxes	$188.8	$209.2	(10%)

The increase in EBIT for Asia/Latin America was primarily related to sales growth, offset by the adverse impact from foreign exchange. The decrease in EBIT for North America/Europe was primarily due to lower sales partially offset by lower operating expenses related to the timing of spending behind new product introductions. The decrease in EBIT for Corporate and Other was principally due to $17.2 million in expenses related to our initial public offering and $7.6 million in severance costs, offset by a $10.0 million favorable patent settlement.

Interest Expense

Interest expense primarily represents interest incurred on the $2.0 billion intercompany note payable issued in August 2008 and restructured into three senior unsecured notes of $744.2 million, $500.0 million and $500.0 million, respectively, on February 17, 2009.

Income Taxes

The effective tax rate for the three months ended March 31, 2009, decreased from 36.7% to 33.7% compared to the three months ended March 31, 2008. The lower rate is attributable primarily to benefits associated with restructuring our foreign operations as part of the separation from BMS in the IPO process.

Net Earnings Attributable to Noncontrolling Interest

Net earnings attributable to noncontrolling interest consists almost entirely of an 11% interest in MJN China held by third parties.

Net Earnings Attributable to Shareholders

For the three months ended March 31, 2009, net earnings attributable to shareholders decreased $27.1 million, or 21%, to $103.5 million compared to the three months ended March 31, 2008, due to specified IPO costs, interest expense and an unfavorable foreign exchange impact, partially offset by a decrease in the effective tax rate and strong growth in our Asia/Latin America segment.

Financial Position, Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and available borrowings under our $410.0 million revolving credit facility. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of our cash for inventory purchases, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditure for equipment, buildings and computer software. Cash flows used in financing activities historically have represented the transfer of cash to BMS. For the three months ended March 31, 2009, cash flows from financing activities represents activities related to the IPO and separation from BMS. Going forward, cash flows from financing activities will reflect any borrowings, repayment of debt and dividend payments. The declaration and payment of dividends will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. Our quarterly dividend is expected to total approximately $41.0 million. We intend to pay our first dividend in July 2009, which will include the dividend for the second quarter and an amount on a pro-rated basis for the remainder of the first quarter of 2009 following our IPO.

Prior to the IPO, we did not report cash or cash equivalents on our balance sheet and BMS managed the treasury relationships for receiving and disbursing cash to cover all cash flow activity from operations and investing activities. Following the IPO, we assumed responsibility for our treasury function, including the management and reporting of cash and cash equivalents, with support services provided by BMS under the Transition Services Agreement. We believe that cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments. In addition, we have $410.0 million available to us under our revolving credit facility. There were no borrowings outstanding under the revolving credit facility as of March 31, 2009.

	Three Months Ended March 31,
(Dollars in millions)	2009	2008
Cash flow provided by/(used in):
Operating Activities	$96.1	$135.2
Investing Activities	(21.8)	(22.6)
Financing Activities	283.0	(112.6)

The decrease in cash flow provided by operating activities was due to the $25.9 million decline in net earnings and a $18.9 million higher build in working capital in 2009 compared to 2008, driven by interest paid on related party debt partially offset by inventory reductions in 2009. Net cash used in investing activities decreased due to a decrease in capital expenditures. The increase in cash flow provided by financing activities was due to the $782.3 million net cash proceeds from the initial public offering, a $597.0 million repayment of related party debt and a $97.7 million net transfer from BMS. The net transfer from BMS consisted mainly of a $286.0 million cash contribution from BMS offset by a $176.8 million settlement of related party payables.

Capital Expenditures

Our capital expenditures were $13.2 million for the three months ended March 31, 2009. The cash outflow for capital expenditures was $22.4 million, reflecting these additions and the net reduction in accounts payables for capital expenditures. We expect our capital expenditures to increase significantly for the remainder of 2009 to support an expansion of our research and development facilities and the initial investments in new information technology systems.

Debt

On August 26, 2008, MJN declared and issued a dividend in the form of a 10-year intercompany note to BMS in the amount of $2.0 billion, which was recorded as a reduction of equity. The note had an annual interest rate of 6.1% with interest payments settled no less than annually.

On February 17, 2009, this related party note payable was amended and restructured into three separate notes and on January 31, 2009, Mead Johnson Venezuela S.C.A., a wholly owned indirect subsidiary of MJN, issued a note payable to Bristol-Myers Squibb de Venezuela S.C.A., a wholly owned subsidiary of BMS. The terms of these related party notes payable are detailed in the table below:

Description	Principal Amount	Interest Rate	Terms
2014 Note	$744.2 million	LIBOR + 3.0% per annum	Annual amortization of $75.0 million payable in quarterly installments 2010 to 2014, remaining due on February 17, 2014

2016 Note	$500.0 million	6.43% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on February 17, 2016

2019 Note	$500.0 million	6.91% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on February 17, 2019

Venezuela Note	Local currency equivalent of $5.8 million	24% per annum	Payable on demand, not subject to amortization

On January 31, 2009, Mead Johnson Nutricionales de Mexico, S. De R.L. de C.V., a subsidiary of MJN, entered into an agreement with BMS to lease all of the property, plant and equipment assets at the manufacturing facility in Delicias, Mexico, for 20 years. This facility is included in the financial statements of the Company for all periods. The lease qualifies as a capital lease, and MJN will continue to carry the property, plant and equipment in the financial statements. The Company has recorded a lease liability of $41.5 million, representing the present value of the minimum lease payments set forth by the lease agreement. The liability is being amortized over the lease term.

In addition, we and BMS agreed that our opening cash balance at the date of the IPO of our stock would be $250.0 million to meet our operating requirements. The resulting debt on our balance sheet at the time of the offering was $1,750.0 million, excluding our capital lease obligations and including $5.8 million of debt in our international subsidiaries. We believe that cash flows from operations will be sufficient to service our debt.

Some MJN entities maintain short-term lines of credit with the BMS treasury center in Europe for short-term working capital needs. The borrowings bear interest at a rate of LIBOR, or the appropriate currency equivalent, plus 0.77% per annum and are repayable at any time. As of March 31, 2009, the outstanding balance under these lines of credit was $15.5 million.

Revolving Credit Facility Agreement

On February 17, 2009, we entered into a three-year syndicated revolving credit facility agreement (Credit Facility). The Credit Facility is unsecured and repayable on maturity in February 2012, subject to annual extensions if sufficient lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the facility agreement is $410.0 million, which amount may be increased from time to time up to $500.0 million at our request and with the consent of the lenders, subject to customary conditions contained in the Credit Facility. The proceeds of the Credit Facility are to be used for working capital and other general corporate purposes.

Borrowings under the Credit Facility bear interest either at (a) LIBOR for specified interest periods plus a margin determined with reference to our consolidated leverage ratio, or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR plus, in each case, a margin determined with reference to our consolidated leverage ratio. The margin on the borrowings can range from 1.125% to 2.65% over the applicable base.

Our subsidiaries may become borrowers under the Credit Facility.

The Credit Facility contains customary covenants, including covenants applicable to us limiting liens, substantial asset sales and mergers. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Credit Facility also contains the following financial covenants:

•        We are required to maintain a ratio of (a) consolidated total debt to (b) consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) of not greater than 3.25 to 1.0. Compliance with this covenant is tested on the last day of each fiscal quarter and as a condition precedent to each credit extension under the Credit Facility.

•        We are required to maintain a ratio of (i) consolidated EBITDA to (ii) consolidated interest expense of at least 3.00 to 1.00. Compliance with this covenant is tested on the last day of each fiscal quarter for the preceding four consecutive fiscal quarters.

In addition, the Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, ERISA matters and cross-default to other debt agreements. The Company was in compliance with all debt covenants as of March 31, 2009.

Contractual Obligations and Commitments

On January 16, 2009, the Company signed a 10-year contract with a dairy processing plant, commencing January 1, 2010. The contract includes purchase obligations of $9.2 million per year and the Company can exit the contract after five years. For further discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Annual Report on Form 10-K (2008 Form 10-K).

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Form 10-K.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other written and oral statements the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, the Company’s goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. The Company has included important factors in the cautionary statements included in its 2008 Form 10-K and in this quarterly report, particularly under “Item 1A. Risk Factors,” that the Company believes could cause actual results to differ materially from any forward-looking statement.

Although the Company believes it has been prudent in its plans and assumptions, we can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and we caution readers not to place undue reliance on such statements, which speak only as of the date made. The Company undertakes no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under Item 7A, “Inflation,” “Foreign Exchange Risk” and “Commodity Risk” contained in the Company’s 2008 Form 10-K.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of March 31, 2009. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Supplemental Information. In the three months ended March 31, 2009, the Company began reporting under its new legal entity structure. The Company previously reported as a division of BMS. Under the new reporting structure, for certain subsidiaries, the accounting records are maintained within those of BMS legal entities.

In the three months ended March 31, 2009, the SAP general ledger was upgraded and integrated with a new consolidation and financial reporting warehouse.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s 2008 Form 10-K.

ITEM 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.

31.1	Rule 13a-15(e) and 15(d)-15(e) Certification of the President and Chief Executive Officer.

31.2	Rule 13a-15(e) and 15(d)-15(e) Certification of the President and Chief Financial Officer.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mead Johnson Nutrition Company

Date: May 14, 2009	By:	/s/ Stanley D. Burhans
Stanley D. Burhans Vice President and Controller

EXHIBIT INDEX

EXHIBIT NO.

31.1	Rule 13a-15(e) and 15(d)-15(e) Certification of the President and Chief Executive Officer.

31.2	Rule 13a-15(e) and 15(d)-15(e) Certification of the President and Chief Financial Officer.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.