Form 10-Q
period 2009-06-30
Mead Johnson Nutrition Co
filed 2009-08-13
CIK 1452575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number: 001-34251

MEAD JOHNSON NUTRITION COMPANY

(Exact name of registrant as specified in its charter)

Delaware	80-0318351
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2701 Patriot Blvd

Glenview, Illinois 60026

(Address of principal executive offices and zip code)

Registrant’s telephone number including area code: (847) 832-2420

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

Yes  ☐    No  ☑

As of August 7, 2009, there were 76,844,571 shares of Class A common stock outstanding and 127,655,429 shares of Class B common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF

MEAD JOHNSON NUTRITION COMPANY

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET SALES	$719.3	$728.6	$1,412.3	$1,431.9
COST OF PRODUCTS SOLD	236.1	272.3	483.7	524.1

GROSS PROFIT	483.2	456.3	928.6	907.8

MARKETING, SELLING AND ADMINISTRATIVE	154.8	152.2	318.2	291.1
ADVERTISING AND PRODUCT PROMOTION	101.6	95.1	177.5	179.3
RESEARCH AND DEVELOPMENT	18.4	17.4	33.7	33.7
OTHER (INCOME)/EXPENSES—NET	(9.7)	3.7	(7.7)	6.6

EARNINGS BEFORE INTEREST AND INCOME TAXES	218.1	187.9	406.9	397.1

INTEREST EXPENSE—NET	24.3	—	52.3	—

EARNINGS BEFORE INCOME TAXES	193.8	187.9	354.6	397.1
PROVISION FOR INCOME TAXES	(55.8)	(71.9)	(110.0)	(148.6)

NET EARNINGS	138.0	116.0	244.6	248.5
Less Net Earnings attributable to noncontrolling interests	(3.5)	(1.8)	(6.6)	(3.7)

NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$134.5	$114.2	$238.0	$244.8

Earnings per Common Share – Basic
Net Earnings attributable to shareholders	$0.66	$0.67	$1.21	$1.44

Earnings per Common Share – Diluted
Net Earnings attributable to shareholders	$0.66	$0.67	$1.21	$1.44

Weighted Average Common Shares Outstanding
Basic	204.5	170.0	196.7	170.0
Diluted	204.6	170.0	196.7	170.0

Dividends declared per Common Share	$0.30	$—	$0.30	$—

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND EQUITY (DEFICIT)

(Dollars in millions, except per share data)

(UNAUDITED)

	Total Equity (Deficit)	BMS Investment	Class A Common Stock	Class B Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss) Attributable to Shareholders
BALANCE – January 1, 2008	$637.8	$609.4	$-	$-	$-	$-	$7.0	$21.4

Net transfers (to) from BMS	(221.8)	(221.8)

Comprehensive Income:

Net Earnings	248.5	244.8					3.7

Foreign currency translation adjustment, net of tax of $1.6	0.9							0.9

Total Comprehensive Income	249.4	244.8	-	-	-	-	3.7	0.9

BALANCE – June 30, 2008	$665.4	$632.4	$-	$-	$-	$-	$10.7	$22.3

	Total Equity (Deficit)	BMS Investment	Class A Common Stock	Class B Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss) Attributable to Shareholders
BALANCE – January 1, 2009	$(1,395.5)	$(1,385.4)	$-	$-	$-	$-	$5.4	$(15.5)

Net transfers (to) from BMS	(294.4)	(290.2)			(4.2)

Conversion of BMS Investment into Common Stock	-	1,624.2	0.4	1.3	(1,644.6)			18.7

Issuance of Common Stock in connection with initial public offering, net of offering costs	782.3		0.3		782.0
Amortization of equity-based compensation awards granted to employees	6.2	1.2			5.0
Distributions to Noncontrolling Interests	(0.8)						(0.8)
Assumption of accumulated unrealized gains (losses) on pension and other postretirement benefits, net of tax of $59.2	(96.8)							(96.8)
Cash dividends declared ($0.30 per share)	(61.4)					(61.4)

Comprehensive Income (Loss):

Net Earnings, January 1, 2009 - February 10, 2009	50.2	50.2

Net Earnings, February 11, 2009 – June 30, 2009	194.4					187.8	6.6

Foreign currency translation adjustment, net of tax of $(3.3)	9.4							9.4

Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $(1.6)	(4.5)							(4.5)

Deferred gains (losses) on pension and other postretirement benefits, net of tax of $(2.3)	2.2							2.2

Total Comprehensive Income (Loss)	251.7	50.2	-	-	-	187.8	6.6	7.1

BALANCE – June 30, 2009	$(808.7)	$-	$0.7	$1.3	$(861.8)	$126.4	$11.2	$(86.5)

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$576.9	$—
Receivables—net of allowances of $6.9 and $7.0, respectively	257.9	262.7
Inventories	329.3	354.3
Deferred Income Taxes—net of valuation allowance	75.3	70.9
Foreign Income Taxes Receivable	3.5	4.5
Prepaid Expenses	34.0	24.7

Total Current Assets	1,276.9	717.1
Property, Plant and Equipment—net	455.8	453.6
Goodwill	117.5	117.5
Capitalized Software—net	34.9	39.2
Deferred Income Taxes—net of valuation allowance	10.6	2.0
Other Assets	30.7	32.0

TOTAL	$1,926.4	$1,361.4

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$207.0	$198.5
Dividends Payable	61.4	—
Accrued Expenses	129.5	129.2
Accrued Rebates and Returns	277.5	250.6
Deferred Income—current	8.5	18.1
Deferred Income Taxes—current	0.1	0.1
U.S. and Foreign Income Taxes Payable	58.6	13.2
Related Party Debt and Lease—current	9.5	—
Related Party Payables—net	68.7	43.1

Total Current Liabilities	810.4	652.8

Related Party Debt and Lease—noncurrent	1,784.6	2,000.0
Deferred Income—noncurrent	3.4	6.4
Deferred Income Taxes—noncurrent	31.0	78.6
Pension, Post Retirement and Post Employment Liabilities	101.9	—
Other Liabilities	3.8	19.1

Total Liabilities	2,735.1	2,756.9

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):

BMS Investment	—	(1,385.4)
Shareholders’ Equity:
Class A Common Stock, $0.01 par value: 3,000 authorized, 76.8 issued and outstanding	0.7	—
Class B Common Stock, $0.01 par value: 1,200 authorized, 127.7 issued and outstanding	1.3	—
Additional Paid-in (Distributed) Capital	(861.8)	—
Retained Earnings	126.4	—
Accumulated Other Comprehensive Income (Loss)	(86.5)	(15.5)

Total Shareholders’ Equity (Deficit)	(819.9)	(1,400.9)
Noncontrolling Interests	11.2	5.4

Total Equity (Deficit)	(808.7)	(1,395.5)

TOTAL	$1,926.4	$1,361.4

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$244.6	$248.5
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	28.5	24.5
Changes in Current Assets and Liabilities	52.6	(40.8)
Other	(4.4)	13.1

Net Cash Provided by Operating Activities	321.3	245.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(41.8)	(26.8)
Proceeds from Sale of Equipment	0.9	0.8
Proceeds from Sale of Intangible Asset	11.9	—

Net Cash Used in Investing Activities	(29.0)	(26.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Initial Public Offering, net of offering costs	782.3	—
Repayment of Related Party Foreign Notes Payable	(602.8)	—
Net Transfers (to) from BMS, excluding noncash items	97.7	(219.3)

Net Cash Provided by (Used in) Financing Activities	277.2	(219.3)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	7.4	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	576.9	—

CASH AND CASH EQUIVALENTS:
Beginning of Period	—	—

End of Period	$576.9	$—

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

Immediately following the IPO, there were 76.8 million outstanding shares of Class A common stock and 127.7 million outstanding shares of Class B common stock. The holders of Class A common stock and Class B common stock generally have identical rights, except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 10 votes per share on all matters voted upon by stockholders (including the election and removal of directors). Of the outstanding Class A and Class B common stock, BMS beneficially owned 42.3 million shares of Class A common stock and all of the Class B common stock. This represented 83.1% of the total outstanding shares of combined common stock, and 97.5% of the combined voting power. MJN sold 34.5 million shares of Class A common stock, or 16.9% of the total outstanding shares of combined common stock, to the public.

Expensed transaction costs for the IPO and separation from BMS recorded within marketing, selling, and administrative expense over the three and six months ended June 30, 2009, were $6.9 million and $24.1 million, respectively.

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2009, and December 31, 2008, the results of operations for the three and six months ended June 30, 2009 and 2008, and its cash flows for the six months ended June 30, 2009, and 2008. Material subsequent events are evaluated for disclosure up to the time of issuance of the financial statements, August 13, 2009. Certain prior-year amounts have been reclassified to conform to the current-year presentation, including $43.1 million of accrued interest payable to BMS that was reclassified from accrued expenses to related party payables-net.

The Company’s unaudited interim results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented.

The accounting policies used in preparing these consolidated financial statements are the same as those used to prepare the Company’s 2008 Annual Report on Form 10-K (2008 Form 10-K), with the exception of the accounting policies adopted in 2009. These consolidated unaudited financial statements and the related notes should be read in conjunction with the year-end financial statements and accompanying notes included in the Company’s 2008 Form 10-K.

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

Interest and penalties are classified as a component of provision for income taxes.

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

Earnings Per Share—For the periods prior to the Company’s IPO, the weighted average common shares outstanding is calculated using 170.0 million shares of Class A and Class B common stock outstanding, which is the number of shares owned by BMS immediately prior to the IPO. The same number of shares has been used to calculate basic earnings per share and diluted earnings per share for the periods prior to the IPO as no MJN restricted stock units, stock options or performance shares were outstanding prior to the IPO. Restricted stock units, stock options and performance shares issued subsequent to the IPO may have a dilutive impact to the calculation of earnings per share under the treasury stock method. For the three and six months ended June 30, 2009, diluted earnings per share was computed using the weighted average common shares outstanding during the period plus the incremental shares outstanding assuming the exercise of dilutive restricted stock units, stock options and performance shares.

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

Effective January 1, 2009, the Company retrospectively adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labelled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This SFAS also requires the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. This SFAS also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

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

Effective June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events. SFAS No. 165 establishes guidance for the accounting and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140. Among other items, SFAS No. 166 removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph 9 of SFAS No. 140 is to determine whether a transferor and all the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. SFAS No. 166 is effective for the Company January 1, 2010. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FIN 46(R) in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. SFAS No. 167 is effective for the Company January 1, 2010. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.

Effective July 1, 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 reduces the GAAP hierarchy to two levels, one that is authoritative and one that is not. The adoption of this pronouncement is not expected to have a material effect on the consolidated financial statements.

4. RELATED PARTIES

These financial statements include transactions with affiliated companies. MJN entered into transactions with BMS and its subsidiaries for the sale of inventory and services provided to and received from BMS pharmaceutical divisions in various markets worldwide, as well as corporate services provided by BMS for the financial statement periods presented. Product transfers from BMS to MJN were made at various transfer prices. Related party payables-net includes $68.2 million in related party receivables as of June 30, 2009. There were no related party receivables as of December 31, 2008. Related party dividends of $51.0 million are excluded from the related party payables-net balance and presented in dividends payable.

Prior to the IPO, the Company had no sales to related parties. For the three months ended June 30, 2009, MJN had related party sales to BMS of $25.2 million. For the period subsequent to the IPO through June 30, 2009, MJN had related party sales to BMS of $45.3 million. Purchases of goods from BMS and its subsidiaries were $0.1 million and $2.2 million for the three and six months ended June 30, 2009, respectively, compared to $7.0 million and $13.7 million for the three and six months ended June 30, 2008, respectively.

Prior to the IPO, the Company was allocated costs for various services from BMS. On January 31, 2009, MJN entered into a Transitional Services Agreement (TSA) with BMS whereby BMS agreed to provide MJN with various corporate support services (the BMS Services) and MJN agreed to provide BMS with certain services (the MJN Services). The BMS Services and the MJN Services will continue for a specified initial term, which will vary with the types of services to be provided, unless earlier terminated or extended according to the terms of the TSA. MJN will pay BMS mutually agreed-upon fees for the BMS Services and BMS will pay MJN mutually agreed-upon fees for the MJN Services. The annual cost to MJN is $19.3 million for services that have terms of up to 18 months, $66.4 million for services that have terms from 18 months up to three years, and $2.9 million for services that have terms greater than three years. The annual cost charged by MJN to BMS for services is $23.6 million, the majority of which have terms of up to eighteen months. The statement of earnings for the six months ended June 30, 2009, includes one month of costs allocated from BMS and five months of expenses related to the TSA. Total net costs for the three and six months ended June 30, 2009, were $13.5 million and $29.5 million, respectively. For the similar periods ending June 30, 2008, total net costs to MJN were $26.9 million and $53.9 million as allocated from BMS based on either the ratio of MJN’s annual net sales or headcount to BMS’ comparable consolidated net sales or headcount.

On August 26, 2008, MJN declared and issued a dividend in the form of a 10-year intercompany note to BMS in the amount of $2.0 billion, which was recorded as a reduction of equity. The note had an annual interest rate of 6.1% with interest payments settled no less than annually.

On February 17, 2009, this related party note payable was amended and restructured into three separate notes. The terms of these related party notes payable are detailed in the table below:

Description	Principal Amount	Interest Rate	Terms
2014 Note	$744.2 million	LIBOR + 3.0% per annum	Annual amortization of $75.0 million payable in quarterly installments 2010 to 2014, remaining principal due on February 17, 2014
2016 Note	$500.0 million	6.43% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on February 17, 2016
2019 Note	$500.0 million	6.91% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on February 17, 2019

The related party notes are senior unsecured obligations of MJN and rank equally in right of payment with each other and with all existing and future senior indebtedness of MJN. In addition, the notes are structurally subordinated to all liabilities of the subsidiaries of MJN, including trade payables. The notes may be prepaid at any time, in whole or in part, without premium or penalty. Each note is mandatorily repayable in cash upon a change of control, in an amount equal to 100% of the then outstanding principal amount plus accrued and unpaid interest. BMS will not be permitted to transfer the notes to other persons, other than its affiliates. Based on the Company’s assessment of current market conditions for debt of similar maturity, structure and risk, the estimated fair value of the related party debt was $1,791.8 million as of June 30, 2009.

On January 31, 2009, Mead Johnson Venezuela, S.C.A., a wholly owned indirect subsidiary of MJN, issued a note payable with the local currency equivalent of $5.8 million to Bristol-Myers Squibb de Venezuela S.C.A., a wholly owned subsidiary of BMS. During the second quarter, this note payable was paid in full.

On January 31, 2009, Mead Johnson Nutricionales de Mexico, S. De R.L. de C.V., a subsidiary of MJN, entered into an agreement with BMS to lease all of the property, plant and equipment assets at the manufacturing facility in Delicias, Mexico, for 20 years. This facility is included in the financial statements of the Company for all periods. The lease qualifies as a capital lease, and MJN will continue to carry the property, plant and equipment in the Company’s financial statements. The Company recorded a lease liability of $41.5 million, representing the present value of the minimum lease payments set forth by the lease agreement. The liability is being amortized over the lease term.

Some MJN entities maintain short-term lines of credit with the BMS treasury center in Europe for short-term working capital needs. The borrowings bear interest at a rate of LIBOR, or the appropriate currency equivalent, plus 0.77% per annum and are repayable at any time. As of June 30, 2009, the outstanding balance under these lines of credit was $7.2 million.

During the three and six months ended June 30, 2009, related party interest expense was $25.0 million and $53.4 million, respectively, and cash interest paid was $9.6 million and $68.9 million, respectively. Additionally, the Company recorded interest income from third parties of $0.7 million and $1.1 million during the three and six months ended June 30, 2009, respectively.

With the exception of the net proceeds from the IPO, the impact of the separation activities and IPO, as described above, on equity are captured in net transfers (to) from BMS on the consolidated statements of comprehensive income and equity (deficit). The components of net transfers (to) from BMS on the consolidated statements of comprehensive income and equity (deficit) and the related cash flows for the six months ended June 30, 2009, are as follows:

(Dollars in millions)	Statement of Comprehensive Income and Equity (Deficit) – Changes in Equity	Statement of Cash Flows – Financing Activities
Establishment of Foreign Notes/Repayment of Related Party Debt to BMS	$(597.0)	$(597.0)
Repayment of Related Party Foreign Notes Payable		(5.8)

		$(602.8)

Cash Contribution by BMS	286.0	$286.0
Debt Reduction	250.0
Establishment/Settlement of Related Party Payable	(176.8)	(176.8)
Mexico Capital Lease Liability	(41.5)
Other Activity	(15.1)	(11.5)

Net Transfers (to) from BMS	$(294.4)	$97.7

The Other Activity within Changes in Equity above of ($15.1) million relates to various separation and operating activities, including the assumption of certain net assets from BMS resulting from the acquisition of legal entities from BMS, excluding certain net assets that had previously been allocated to MJN in the historical financial statements and the activity in January prior to the separation.

5. EARNINGS PER SHARE

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2009	2008	2009	2008
Basic Earnings per Share:
Weighted Average Common Shares Outstanding – Basic	204.5	170.0	196.7	170.0
Net Earnings Attributable to Shareholders	$134.5	$114.2	$238.0	$244.8
Dividends and undistributed earnings attributable to unvested shares	—	—	—	—

Net Earnings Attributable to Shareholders used for Basic Earnings per Common Share Calculation	$134.5	$114.2	$238.0	$244.8
Net Earnings Attributable to Shareholders per Common Share	$0.66	$0.67	$1.21	$1.44

Diluted Earnings per Share:
Weighted Average Common Shares Outstanding – Basic	204.5	170.0	196.7	170.0
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	0.1	—	—	—

Weighted Average Common Shares Outstanding – Diluted	204.6	170.0	196.7	170.0
Net Earnings Attributable to Shareholders	$134.5	$114.2	$238.0	$244.8
Dividends and undistributed earnings attributable to unvested shares	—	—	—	—

Net Earnings Attributable to Shareholders used for Diluted Earnings per Common Share Calculation	$134.5	$114.2	$238.0	$244.8
Net Earnings Attributable to Shareholders per Common Share	$0.66	$0.67	$1.21	$1.44

Potential shares outstanding were 1.4 million as of June 30, 2009, of which 1.3 million and 1.4 million were not included in the diluted earnings per share calculation in accordance with the treasury stock method for the three and six months ended June 30, 2009, respectively.

6. INCOME TAXES

For the three and six months ended June 30, 2009, the effective tax rate was 28.8% and 31.0%, respectively, compared with 38.3% and 37.4% for the same periods in 2008, as prepared in each case on the conditions noted in “Accounting Policies, Income Taxes.” The lower rate was attributable primarily to benefits associated with restructuring the Company’s foreign operations as part of the separation from BMS in the IPO process and the earnings mix in foreign markets.

The Company operates under a new legal entity structure created to facilitate the IPO. As such, adjustments have been made to the income tax accounts and equity (deficit) during the six months ended June 30, 2009, to reflect the impact of this restructuring.

On February 10, 2009, the Company entered into a tax matters agreement with BMS. Under this agreement responsibility is allocated between BMS and its subsidiaries, on the one hand, and MJN, on the other hand, for the payment of taxes resulting from filing (i) tax returns on a combined, consolidated or unitary basis and (ii) single entity tax returns for entities that have both MJN and non-MJN operations. Accordingly, BMS prepares returns for MJN for all periods during which MJN is included in a combined, consolidated or unitary group with BMS or any of its subsidiaries for federal, state, local or foreign tax purposes, as if MJN itself were filing as a combined, consolidated or unitary group. BMS also prepares returns for the Company for all periods during which a single-entity tax return is filed for an entity that has both MJN and non-MJN operations. MJN makes payments to BMS and BMS makes payments to the Company with respect to such returns, as if such returns were actually required to be filed under the laws of the applicable taxing jurisdiction and BMS were the relevant taxing authority of such jurisdiction. If and when MJN ceases to be included in BMS’ consolidated tax returns, BMS will compensate the Company for tax attributes for which MJN was not previously compensated and that BMS used, and MJN will reimburse BMS for tax attributes for which MJN was previously compensated but that BMS never used. As of June 30, 2009, the Company holds a net payable of $28.3 million to BMS, which is recorded in related party payables-net, based upon the terms of the tax matters agreement discussed above.

The Company’s reserve for unrecognized tax benefits as of June 30, 2009, was $0.6 million related to both domestic and international matters that are not expected to reverse in the next 12 months. The Company’s reserve for unrecognized tax benefits as of December 31, 2008 was $17.9 million. The Company believes that it has provided adequately for all uncertain tax positions that are not otherwise indemnified by BMS. Pursuant to the tax matters agreement dated February 10, 2009, BMS maintains responsibility for all uncertain tax positions which may exist in the pre-IPO period or which may exist as a result of the IPO transaction. MJN anticipates that it is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of unrecognized tax benefits.

7. INVENTORIES

The major categories of inventories were as follows:

	June 30,	December 31,
(Dollars in millions)	2009	2008
Finished Goods	$169.9	$191.3
Work in Process	21.2	28.0
Raw and Packaging Materials	138.2	135.0

Inventories	$329.3	$354.3

8. PROPERTY, PLANT, AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

	June 30,	December 31,
(Dollars in millions)	2009	2008
Land	$4.3	$4.4
Buildings	393.8	382.5
Machinery, Equipment, and Fixtures	523.6	504.2
Construction in Progress	55.7	67.9
Accumulated Depreciation	(521.6)	(505.4)

Property, Plant and Equipment—net	$455.8	$453.6

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

•      The Company is required to maintain a ratio of (a) consolidated EBITDA to (b) consolidated interest expense of at least 3.00 to 1.00. Compliance with this covenant is tested on the last day of each fiscal quarter for the preceding four consecutive fiscal quarters.

In addition, the Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, ERISA matters and cross-default to other debt agreements. The Company was in compliance with all debt covenants as of June 30, 2009.

There were no borrowings under the revolving credit facility during the three and six months ended June 30, 2009.

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

The China operations are material to MJN. As of June 30, 2009, total assets of MJN China included in the accompanying consolidated financial statements were $183.9 million and the associated liabilities were $69.7 million. There are no assets of MJN that serve as collateral for MJN China and the creditors of MJN China have no recourse to the general credit of MJN.

11. NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of an 11% interest in MJN China and a 10% interest in MJN Indonesia held by third parties.

12. EMPLOYEE STOCK BENEFIT PLANS

MJN 2009 Stock Award and Incentive Plan—In December 2008, the MJN Board of Directors approved the MJN 2009 Stock Award and Incentive Plan (MJN 2009 Plan). The MJN 2009 Plan provides for the grant of options to purchase MJN Class A common stock intended to qualify as incentive stock options, nonqualified stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock units, stock granted as a bonus or in lieu of another award, dividend equivalents, other stock-based awards and performance awards. Executive officers and other employees of MJN or one of its subsidiaries or affiliates, and non-employee directors and others who provide substantial services to MJN, are eligible to be granted awards under the MJN 2009 Plan. Twenty-five million shares of Class A common stock were approved for grants to participants under the MJN 2009 Plan. Shares used for awards assumed in an acquisition or combination will not count against the shares reserved under the MJN 2009 Plan. The shares reserved may be used for any type of award under the MJN 2009 Plan. Stock based compensation expense is based on awards ultimately expected to vest. Forfeitures were estimated based on the historical experience of participants in the BMS plan.

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

MJN Stock Options—On March 11, 2009, MJN granted approximately 1.0 million stock options under the MJN 2009 Plan. For stock options with a service condition, the grant date fair value was $4.87. For stock options with service and market conditions, the grant date fair value was $7.30. In the second quarter of 2009, a nominal amount of stock options with a service condition was granted to eligible employees. As of June 30, 2009, there were 1.0 million stock options outstanding with a weighted average grant date fair value of $6.10 and a total unrecognized compensation cost related to these stock options of approximately $5.4 million that is expected to be recognized over a weighted average period of 2.79 years. Expense of $0.6 million and $0.8 million was recognized for the three and six months ended June 30, 2009, respectively. The fair value of employee stock options granted in 2009 was estimated on the date of grant using the Black-Scholes option pricing model for stock options with a service condition, and the Monte Carlo simulation model for options with service and market conditions, with the following assumptions:

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

MJN 2009 Restricted Stock Units—In the first quarter of 2009, MJN granted approximately 0.3 million restricted stock units to approximately 120 employees, including each of the Company’s Named Executive Officers and outside directors. The awards had a grant date fair value of $24.00 per share, which was determined based on the IPO price. These restricted stock units will vest in equal installments on each of the third, fourth and fifth anniversaries of the date of grant. In the second quarter of 2009, a nominal amount of restricted stock units was granted to eligible employees. As of June 30, 2009, there were 0.3 million unvested restricted stock units with a weighted average grant date fair value of $24.07 and total unrecognized compensation cost related to these awards of approximately $7.4 million that is expected to be recognized over a weighted average period of 4.58 years. Expense of $0.4 million and $0.5 million was recognized for the three and six months ended June 30, 2009, respectively.

MJN Performance Share Awards—On March 11, 2009, MJN granted approximately 0.1 million performance share awards to certain employees. The awards had a weighted average grant date fair value of $26.58 per award. As of June 30, 2009, there were 0.1 million awards outstanding with a weighted average fair value of $26.58 and a total unrecognized compensation cost related to these awards of approximately $2.9 million that is expected to be recognized over a weighted average period of 2.5 years. Expense of

$0.3 million and $0.6 million was recognized for the three and six months ended June 30, 2009, respectively. The value of nonvested performance awards was based on the closing trading price of MJN’s stock on the date of the grant.

BMS Employee Stock Benefit Plans—Prior to the separation from BMS, certain MJN employees were granted options to purchase BMS’s stock under the BMS plans. These plans also incorporate restricted stock and long-term performance awards. As of June 30, 2009, total unrecognized compensation costs related to unvested stock options, restricted stock units and performance awards under the BMS plans was approximately $12.8 million and the weighted average period over which such awards are expected to be recognized was 2.27 years. Expense of $1.6 million and $2.0 million was recognized for the three months ended June 30, 2009 and 2008, respectively, and $4.3 million and $4.5 million was recognized for the six months ended June 30, 2009 and 2008, respectively, which resulted in an increase to total equity (deficit).

Stock Based Compensation Expense—The following table summarizes stock based compensation expense related to MJN stock options, MJN 2009 restricted stock units, MJN performance share awards and BMS stock benefit plans for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2009	2008	2009	2008
MJN Stock Options	$0.6	$—	$0.8	$—
MJN 2009 Restricted Stock Units	0.4	—	0.5	—
MJN Performance Share Awards	0.3	—	0.6	—
BMS Stock Benefit Plans	1.6	2.0	4.3	4.5

Total Stock Based Compensation Expense	$2.9	$2.0	$6.2	$4.5
Deferred Tax Benefit	0.8	0.6	1.9	1.5

Stock Based Compensation Expense, net of taxes	$2.1	$1.4	$4.3	$3.0

13. RETIREMENT BENEFITS

Pension and Other Postretirement Benefits—Prior to the separation from BMS, employees who met certain eligibility requirements participated in various defined benefit pension plans administered and sponsored by BMS. As part of the separation, the BMS defined benefit pension plan assets and liabilities for active U.S. MJN employees were transferred to a U.S. MJN defined benefit pension plan. The related assets and liabilities primarily held in the BMS defined benefit pension plan for the transferring participants were allocated based on assumptions set forth in an employee matters agreement with BMS. Outside of the United States, BMS transferred to MJN defined benefit plans pension assets and liabilities allocable to the employees transferring to MJN in certain countries as described in the employee matters agreement. MJN assumed liabilities allocable to employees transferring to the Company under certain pension, supplemental retirement and termination indemnity plans. For the purpose of the MJN defined benefit pension plans, the measurement date was the separation date.

Concurrent with the establishment of the U.S. MJN defined benefit pension plan, benefits under the plan were frozen to limit service used in the calculation of benefits to service accrued under the BMS defined benefit pension plan.

As part of the separation, BMS transferred to MJN an estimated net obligation of $97.1 million and unrealized loss, recorded to accumulated other comprehensive income, of $156.0 million ($96.8 million net of tax), with the difference recorded to BMS investment within equity. The estimated net obligation will be updated upon completion of the actuarial valuation and conclusion with BMS on the allocation methodology to be used to determine the final amount of plan assets to be transferred to MJN later in 2009. At June 30, 2009, the projected benefit obligation and fair value of plan assets, including post-separation activity, were $286.3 million and $191.3 million, respectively.

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components:

	Three Months Ended June 30, 2009		Separation Date through June 30, 2009
(Dollars in millions)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Service cost — benefits earned during the period	$0.1	$0.2	$0.5	$0.3
Interest cost on projected benefit obligation	4.3	0.3	7.5	0.5
Expected return on plan assets	(4.6)	—	(7.9)	—
Amortization of prior service cost (benefit)	—	—	—	—
Amortization of net actuarial loss	1.6	0.3	4.0	0.5
Amortization of transition cost	—	—	—	—

Net periodic benefit cost	$1.4	$0.8	$4.1	$1.3
Curtailments and settlements	0.1	—	0.1	—

Total net periodic benefit cost	$1.5	$0.8	$4.2	$1.3

For the six months ended June 30, 2009, contributions to pension plans were $2.9 million. Although no minimum contributions will be required, the Company may choose to make further cash contributions to the pension plans in 2009. There will be no cash funding for other postretirement benefits.

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

Defined Contribution Benefits—Prior to the separation from BMS, employees who met certain eligibility requirements participated in various defined contribution plans administered and sponsored by BMS. As part of the separation, the U.S. BMS qualified defined contribution plan transferred to a U.S. MJN qualified defined contribution plan, with assets and liabilities allocable to the participants transferring to the U.S. MJN qualified defined contribution plan. Outside of the United States, BMS transferred to MJN’s defined contribution plans assets allocable to the employees transferring to the Company in certain countries as described in the employee matters agreement. MJN also assumed supplemental benefit plan liabilities allocable to employees transferring to the Company as set forth in the employee matters agreement. The Company provides a base contribution in addition to a Company match of certain employee contributions.

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

On January 1, 2009, the Company began classifying the operations of a plant from Corporate and Other to Asia/Latin America to coincide with the final destination of the majority of the product manufactured at this plant. This change did not have a material effect on the net sales or earnings before interest and income taxes for the segments. Assets at December 31, 2008 of $79.8 million have been reclassified from Corporate and Other to the Asia/Latin America segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Asia/Latin America	$396.5	$389.4	$146.1	$119.7	$786.3	$738.6	$294.8	$251.2
North America/Europe	322.8	339.2	119.0	119.2	626.0	693.3	220.2	242.0

Total Reportable Segments	719.3	728.6	265.1	238.9	1,412.3	1,431.9	515.0	493.2
Corporate and Other	—	—	(47.0)	(51.0)	—	—	(108.1)	(96.1)

Total	$719.3	$728.6	$218.1	$187.9	$1,412.3	$1,431.9	$406.9	$397.1

15. FINANCIAL ASSETS AND LIABILITIES

The Company is exposed to market risk due to changes in currency exchange rates, interest rates and, to a lesser extent, natural gas pricing. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. MJN’s financial assets and liabilities are measured using inputs based on quoted market prices for similar assets and liabilities in active markets, i.e. level two of the fair value hierarchy. Derivative financial instruments are not used for speculative purposes. The Company does not hedge the interest rate risk associated with money market funds, which are measured from level two of the fair value hierarchy and totaled $235.1 million as of June 30, 2009.

Cash Flow Hedges

Foreign Exchange contracts

The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany and related party transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amount of the Company’s foreign exchange derivative contracts at June 30, 2009, were $75.9 million and $2.6 million net assets, respectively. For these derivatives, in which the majority qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income (loss) and recognized in earnings when the hedged item affects earnings.

The table below summarizes the Company’s outstanding foreign exchange forward contracts at June 30, 2009. The fair value of all foreign exchange forward contracts is based on quarter end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

	Weighted Average Forward Rate	Notional Amount	Fair Value Asset	Maturity
		(Dollars in millions)
Foreign Exchange Forwards:
Cash Flow Hedges:
Canadian Dollar	1.155	$42.4	$ 0.2	2009/2010
Mexican Peso	13.101	33.5	2.4	2009/2010

Total Cash Flow Hedges		$75.9	$ 2.6

At June 30, 2009, the balance of deferred gains on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income on a pre-tax basis was $2.2 million ($1.6 million net of tax), all of which is expected to be reclassified into earnings within the next 17 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is not deferred in accumulated other comprehensive income (loss) and is included in current period earnings. For the three and six months ended June 30, 2009, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective.

Natural Gas contracts

The Company utilizes forward contracts to hedge forecasted purchases of natural gas, and designates these derivative instruments as cash flow hedges when appropriate. Natural gas forward contracts are valued using quoted NYMEX futures prices for natural gas at the reporting date. For these derivatives, in which the majority qualify as hedges of future forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income (loss) and recognized in earnings when the hedged item affects earnings. The notional and fair value amounts of natural gas contracts at June 30, 2009, were 0.4 decatherms and $1.4 million liability, respectively. At June 30, 2009, the balance of deferred losses on natural gas contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) on a pre-tax basis was $1.4 million ($0.9 million net of tax), all of which is expected to be reclassified into earnings within the next 6 months. For the three and six months ended June 30, 2009, there was no earnings impact from discontinued natural gas hedges.

The following table summarizes the Company’s fair value of outstanding derivatives:

(Dollars in millions)	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Assets	$4.4	$10.1
Foreign Exchange Contracts	Accrued Expenses	(1.8)	(0.3)
Natural Gas Contracts	Accrued Expenses	(1.4)	(2.1)

Total Derivatives designated as hedging instruments		$1.2	$7.7

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange and natural gas forwards, and that qualified as cash flow hedges for the six months ended June 30, 2009 and 2008, was as follows:

	Foreign Exchange Contracts		Natural Gas Contracts		Total Cash Flow Hedges
(Dollars in millions)	2009	2008	2009	2008	2009	2008
Balance at January 1:	$6.6	$—	$(1.4)	$—	$5.2	$—
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(1.9)	—	(1.3)	—	(3.2)	—
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(5.1)	—	2.2	—	(2.9)	—
Change in deferred taxes	2.0	—	(0.4)	—	1.6	—

Balance at June 30:	$1.6	$—	$(0.9)	$—	$0.7	$—

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide with Standard & Poor’s and Moody’s long term debt ratings of A or higher. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at June 30, 2009, failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

16. LEGAL PROCEEDINGS AND CONTINGENCIES

In the ordinary course of business, MJN is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, other commercial disputes, premises claims and employment and environmental, health, and safety matters. MJN records accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although MJN cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material adverse effect on the Company’s business, prospects, financial condition, cash flows and results of operations.

17. OTHER (INCOME)/EXPENSES—NET

Included in other (income)/expenses—net for the three months ended June 30, 2009, was an $11.9 million gain on sale of a non-strategic intangible asset. For the six months ended June 30, 2009, other (income)/expenses—net included the $11.9 million gain on sale of a non-strategic intangible asset, $7.6 million of severance expense and $10.0 million of income for a patent settlement.

18. SUBSEQUENT EVENT

On August 7, 2009, as part of the separation from BMS, the Company entered into a master services agreement with IBM primarily to replace services provided by BMS under the existing Transitional Services Agreement. The term of the agreement is 10 years, commencing on August 7, 2009. The total commitment for the information technology, accounting and indirect procurement services included in the agreement is estimated to be approximately $307.0 million payable over 10 years beginning in the third quarter of 2009 with no single year’s payment expected to exceed approximately $37.0 million. Additionally, the master services agreement includes the design and implementation of a global Enterprise Resource Planning system at an estimated cost of approximately $82.0 million, half of which is anticipated to be capitalized, payable over three years beginning in the third quarter of 2009. The Company retains the right to terminate the contract both for cause and convenience. However, terminating the contract, unless due to a material breach by IBM, will require the Company to pay termination charges of up to $27.0 million or less depending on the time of termination. Payment obligations in regard to the agreement with IBM vary due to factors such as volume of data processed, changes in our servicing needs as a result of new product offerings, acquisitions or divestitures, the introduction of significant new technologies, foreign currency, or the general rate of inflation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Highlights

For the six months ended June 30, 2009, net sales totaled $1,412.3 million, down 1% including an unfavorable foreign exchange impact of 7%, compared to $1,431.9 million from the first half of 2008. In our Asia/Latin America segment sales grew by 16%, excluding the adverse impact of foreign exchange, driven by market growth and market share gains in key markets due to our investments in product innovation and promotion. Sales decreased in our North America/Europe segment due to market share losses and a market decline due to a decrease in births in the United States.

Earnings before interest and income taxes (EBIT) increased to $406.9 million, up from $397.1 million a year earlier. Factors affecting EBIT in the first six months of 2009 include the benefit of lower commodity costs, the carryover benefit of pricing actions taken in 2008, productivity savings and manufacturing efficiencies. These benefits were somewhat offset by higher costs incurred as a stand-alone public company and the impact of a stronger dollar. Results for 2009 include costs associated with the initial public offering (IPO) and separation from Bristol-Myers Squibb Company (BMS) of $24.1 million and severance charges of $7.6 million, partly offset by an $11.9 million gain from the sale of a non-strategic intangible asset, as well as $10.0 million received from a patent settlement.

Net earnings attributable to shareholders for the first six months of 2009 totaled $238.0 million, compared with $244.8 million, for the same period a year ago. Interest expense in the first half of 2009 totaled $52.3 million. Results for 2008 include no interest expense as the company was a wholly owned subsidiary of BMS and carried no debt at that time. Results for 2009 benefited from a lower effective tax rate (ETR) compared with 2008 largely due to benefits associated with the restructuring of our foreign operations as part of the separation from BMS. The ETR for the first half of 2009 was 31.0% versus 37.4% for 2008. Earnings per diluted share for the first half of 2009 were $1.21, compared with $1.44 in 2008. There were approximately 196.7 million diluted shares outstanding in the first half of 2009, versus 170.0 million shares in 2008.

Factors Affecting Comparability

The results for the three and six months ended June 30, 2009 include several items related to the IPO and our separation from BMS that affect the comparability of the company’s financial results between 2009 and 2008. These items include specified IPO-related costs, interest expense, operating model changes, the ETR and the number of shares outstanding.

We incurred $6.9 million and $24.1 million in costs in connection with our IPO and separation during the three and six months ended June 30, 2009, respectively, compared to $0.2 million during the three and six months ended June 30, 2008. These costs relate to legal, accounting, systems separation and consulting services.

On August 26, 2008, we issued a $2.0 billion intercompany note to BMS. The note was restructured at the IPO date reducing the related party debt to approximately $1.8 billion. Interest expense—net during the three and six months ended June 30, 2009, was $24.3 million and $52.3 million, respectively. The company had no debt outstanding and no interest expense during the three and six months ended June 30, 2008.

Our 2009 results include operating model changes in Brazil, Europe and Mexico. In Brazil, our ability to operate as a new stand-alone subsidiary that is separate from BMS is delayed for a period of time due to certain statutory and regulatory requirements for permits and applications. Until we are able to operate as a stand-alone entity in Brazil, BMS is distributing and recording sales for our products and our role is limited to marketing activities. In Europe, we have transitioned to a third-party distributor model with BMS temporarily serving as our distributor. This will reduce net sales by the amount of the distributors’ margin and lower costs for the distribution-related expenses. In Mexico, we now operate our business through a newly formed operating subsidiary that is expected to incur higher profit sharing costs than were allocated to us when we operated within BMS. The combined effect of these operating model changes was to reduce net sales growth for the three months ended June 30, 2009, by approximately $10.3 million and to increase EBIT by approximately $0.5 million. The combined effect of these operating model changes was to reduce net sales and EBIT growth for the six months ended June 30, 2009, by approximately $17.6 million and $1.4 million, respectively.

For the three and six months ended June 30, 2009, the effective tax rate was 28.8% and 31.0%, respectively, compared to 38.3% and 37.4% for the three and six months ended June 30, 2008, respectively. The lower rate was attributable primarily to benefits associated with restructuring the Company’s foreign operations as part of the separation from BMS in the IPO process and the earnings mix.

Prior to February 10, 2009, there were 170.0 million shares of common stock outstanding. The company issued an additional 34.5 million shares of common stock in the IPO. As of June 30, 2009, we had 204.6 million diluted common shares outstanding.

In addition to these items that affect the 2009 results of operations, there are several adjustments to the balance sheet related to our separation from BMS. These include the recognition of pension and capital lease liabilities, inclusion of cash balances and restructuring of related-party debt and divisional equity. See “Item 1. Financial Statements.”

Three Months Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
					% of Net Sales

(In millions, except per share data)	2009	2008	% Change		2009	2008
Net Sales	$719.3	$728.6	(1%	)	—	—
Earnings before Interest and Income Taxes	218.1	187.9	16%		30%	26%
Interest Expense—net	(24.3)	—	—		3%	—
Earnings before Income Taxes	193.8	187.9	3%		27%	26%
Provision for Income Taxes	(55.8)	(71.9)	(22%	)	8%	10%
Effective Tax Rate	28.8%	38.3%
Net Earnings	138.0	116.0	19%		19%	16%
Less: Net Earnings Attributable to Noncontrolling Interests	(3.5)	(1.8)	—		0%	0%
Net Earnings Attributable to Shareholders	134.5	114.2	18%		19%	16%
Weighted Average Common Shares Outstanding – Diluted	204.6	170.0
Earnings per Common Share - Diluted	$0.66	$0.67

Net Sales

Sales declined 1% due to a 6% unfavorable foreign exchange impact offset by a 4% increase in pricing and a 1% increase in volume. The majority of the price benefit is a carryover from 2008 price increases. Volume growth was negatively impacted by the operating model change in Brazil as described in “Factors Affecting Comparability.”

Our net sales by reportable segments are shown in the table below:

	Three Months Ended June 30,

					% Change Due to

(Dollars in millions)	2009	2008	% Change		Volume	Price		Foreign Exchange
Asia/Latin America	$396.5	$389.4	2%		1%	9%		(8%)

North America/Europe	322.8	339.2	(5%	)	1%	(3%	)	(3%)

Net Sales	$719.3	$728.6	(1%	)	1%	4%		(6%)

Our Asia/Latin America segment represented 55% of net sales for the three months ended June 30, 2009, compared to 53% for the three months ended June 30, 2008. We continue to have strong sales growth in our international markets, particularly in Asia where sales grew by double digits. Our success in the Asia/Latin America segment comes from market growth and market share gains in key countries driven by our investments in product innovation, advertising and product promotion, and an increased sales force. Our strongest performance continues to be in China, which is our second largest market behind the United States. Several other Asian and Latin American countries grew sales by double digits, excluding foreign exchange impacts; however, volume growth in the segment was adversely impacted by the operating model change in Brazil.

The decrease in North America/Europe sales was due to lower sales in the United States as a result of share loss and lower births, partially offset by higher trade inventories associated with new products launched in the United States. The negative change in price for the segment was primarily due to return reserve accruals for discontinued products as well as introductory allowances and discounts given on the new products launched in the United States. The decrease in North America/Europe sales was also due to unfavorable foreign exchange impacts and reduced distributor inventory levels in Europe.

We have three product categories: (1) infant formula, (2) children’s nutrition and (3) other. The North America/Europe segment is principally an infant formula market whereas the Asia/Latin America segment sells a balance of infant formula and children’s nutrition products. Our net sales by product category are shown in the table below:

	Three Months Ended June 30,
(Dollars in millions)	2009	2008	% Change
Infant Formula	$480.5	$482.7	0%
Children’s Nutrition	214.7	223.5	(4%)
Other	24.1	22.4	8%

Net Sales	$719.3	$728.6	(1%)

All categories were negatively impacted by foreign exchange during the quarter. Excluding foreign exchange, infant formula increased 4%, reflecting the mix resulting from lower sales in the North America/Europe segment and growth in the Asia/Latin America segment. Excluding foreign exchange, children’s nutrition increased 5%, which is below the growth rate of the Asia/Latin America segment due to the change in the Brazil operating model.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales was as follows:

	Three Months Ended June 30,
(Dollars in millions)	2009	2008	% Change
Gross Sales	$988.2	$1,003.2	(1%)
Gross-to-Net Sales Adjustments
WIC Rebates	(187.2)	(202.9)	(8%)
Sales Discounts	(26.6)	(22.3)	19%
Returns	(21.8)	(16.4)	33%
Cash Discounts	(11.5)	(11.5)	0%
Prime Vendor Charge-Backs	(9.7)	(10.0)	(3%)
Coupons and Other Adjustments	(12.1)	(11.5)	5%

Total Gross-to-Net Sales Adjustments	(268.9)	(274.6)	(2%)

Total Net Sales	$719.3	$728.6	(1%)

Adjustments as a percentage of gross sales decreased slightly. The decline in WIC rebates is due to the reduction of infant formula vouchers provided by government agencies in select states and a decline in U.S. births. This decline was offset by an increase in sales discounts and returns. The increase in sales discounts was largely concentrated in the United States driven by introductory allowances to support second quarter product launches. Sales returns were higher due to a reserve for discontinued products in the United States compared with the three months ended June 30, 2008.

Gross Profit

	Three Months Ended June 30,
(Dollars in millions)	2009	2008	% Change
Net Sales	$719.3	$728.6	(1%)
Cost of Products Sold	236.1	272.3	(13%)

Gross Profit	$483.2	$456.3	6%
Gross Margin	67.2%	62.6%

The increase in gross profit and margin was driven by lower commodity costs, the carryover benefit of pricing actions taken in 2008, productivity savings and manufacturing efficiencies.

Operating Expenses

	Three Months Ended June 30,
				% of Net Sales
(Dollars in millions)	2009	2008	% Change	2009	2008
Operating Expenses:
Marketing, Selling and Administrative	$ 154.8	$152.2	2%	22%	21%
Advertising and Product Promotion	101.6	95.1	7%	14%	13%
Research and Development	18.4	17.4	6%	3%	2%
Other (Income)/Expenses—net	(9.7)	3.7	—	(1%)	1%

Marketing, Selling and Administrative Expenses

The increase in marketing, selling and administrative expenses was due to approximately $8.1 million in additional costs that we now carry as a public company such as legal and audit fees, along with treasury and other functions that were not necessary when we operated as a wholly owned subsidiary of BMS. The increase was also driven by $6.9 million of costs related to our IPO and other separation costs. These increases were offset by a favorable foreign exchange impact, lower distribution costs and productivity savings.

Advertising and Product Promotion Expenses

Our advertising and product promotion expenses are influenced by the timing of key product launches and special promotions. Spending measured as a percent of sales increased in both of our geographic segments, reflecting the timing of new product launches in the United States as well as continued investment in the Asia/Latin America segment.

Research and Development Expenses

The increase in research and development expenses is driven by our growth strategy and initiatives to increase our innovation capability and pipeline.

Other (Income)/Expenses—net

Other (income)/expenses—net for the three months ended June 30, 2009, changed by $13.4 million due primarily to an $11.9 million gain from the sale of a non-strategic intangible asset.

Earnings before Interest and Income Taxes

EBIT from our two reportable segments, Asia/Latin America and North America/Europe, is reduced by corporate and other costs. Corporate and other costs consist of unallocated general and administrative activities and associated expenses, including in part, executive, legal, finance, information technology, human resources, research and development, global marketing and global supply chain costs.

	Three Months Ended June 30,
(Dollars in millions)	2009	2008	% Change
Asia/Latin America	$146.1	$119.7	22%
North America/Europe	119.0	119.2	0%
Corporate and Other	(47.0)	(51.0)	(8%)

Total Earnings before Interest and Income Taxes	$218.1	$187.9	16%

The increase in EBIT for Asia/Latin America was driven by broad-based sales growth across the segment and improved gross margins, offset by investments in advertising and product promotion and sales force and the adverse impact from foreign exchange.

The North America/Europe segment was flat as the sales decline was offset by improved gross margins.

Expenses for the Corporate and Other segment were reduced in 2009 versus 2008 due to a gain from the sale of a non-strategic intangible asset, partially offset by additional costs that we now carry as a public company as well as non-recurring costs related to our IPO and other separation costs.

Interest Expense—net

Interest expense—net of $24.3 million primarily represents interest incurred on the $744.2 million 2014 Note, the $500.0 million 2016 Note and the $500.0 million 2019 Note.

Income Taxes

The ETR for the three months ended June 30, 2009, decreased to 28.8% from 38.3% for the three months ended June 30, 2008. The lower rate is primarily attributable to benefits associated with the restructuring of our foreign operations as part of the separation from BMS in the IPO process and the earnings mix in foreign markets.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consists of an 11% interest in MJN China and a 10% interest in MJN Indonesia held by third parties.

Net Earnings Attributable to Shareholders

For the three months ended June 30, 2009, net earnings attributable to shareholders increased $20.3 million, or 18%, to $134.5 million compared with the three months ended June 30, 2008. The increase is primarily due to gross margin improvements and a reduction in the ETR, partially offset by interest expense, the adverse effect of foreign exchange and higher costs incurred as a stand-alone public company.

Six Months Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
				% of Net Sales

(In millions, except per share data)	2009	2008	% Change	2009	2008
Net Sales	$1,412.3	$1,431.9	(1%)	—	—
Earnings before Interest and Income Taxes	406.9	397.1	2%	29%	28%
Interest Expense—net	(52.3)	—	—	4%	—
Earnings before Income Taxes	354.6	397.1	(11%)	25%	28%
Provision for Income Taxes	(110.0)	(148.6)	(26%)	8%	10%
Effective Tax Rate	31.0%	37.4%
Net Earnings	244.6	248.5	(2%)	17%	17%
Less: Net Earnings Attributable to Noncontrolling Interests	(6.6)	(3.7)	—	0%	0%
Net Earnings Attributable to Shareholders	238.0	244.8	(3%)	17%	17%
Weighted Average Common Shares Outstanding – Diluted	196.7	170.0
Earnings per Common Share – Diluted	$1.21	$1.44

Net Sales

Sales declined 1% due to a 7% unfavorable foreign exchange impact offset by a 6% increase in pricing. While we raised prices during the first half of 2009 in certain countries, the majority of the price benefit is a comparative carryover from 2008 price increases.

Our net sales by reportable segments are shown in the table below:

	Six Months Ended June 30,

				% Change Due to

(Dollars in millions)	2009	2008	% Change	Volume	Price	Foreign Exchange
Asia/Latin America	$786.3	$738.6	6%	4%	12%	(10%)

North America/Europe	626.0	693.3	(10%)	(6%)	(1%)	(3%)

Net Sales	$1,412.3	$1,431.9	(1%)	(0%)	6%	(7%)

Our Asia/Latin America segment represented 56% of net sales for the six months ended June 30, 2009, compared to 52% for the six months ended June 30, 2008. We continue to have strong sales growth in our international markets, particularly in Asia where sales grew by double digits. Our success in the Asia/Latin America segment comes from market growth as well as market share gains driven by our investments in product innovation, advertising and product promotion and sales force. Our strongest performance continues to be in China, which is our second largest market behind the United States. Several other Asian and Latin American countries grew sales by double digits, excluding foreign exchange impacts; however, volume growth in the segment was adversely affected by the operating model change in Brazil.

The decrease in North America/Europe sales was primarily due to sales declines in the United States as a result of market share losses and a decline in births.

We have three product categories: (1) infant formula, (2) children’s nutrition and (3) other. The North America/Europe segment is principally an infant formula market whereas the Asia/Latin America segment sells a balance of infant formula and children’s nutrition products. Our net sales by product category are shown in the table below:

	Six Months Ended June 30,
(Dollars in millions)	2009	2008	% Change
Infant Formula	$931.2	$965.4	(4%)
Children’s Nutrition	434.0	420.0	3%
Other	47.1	46.5	1%

Net Sales	$1,412.3	$1,431.9	(1%)

All categories were adversely affected by foreign exchange during the quarter. Excluding foreign exchange, infant formula increased 1% reflecting the mix between the lower growth North America/Europe and the higher growth Asia/Latin America segments. Excluding foreign exchange, children’s nutrition increased 14%, which is below the growth rate of the Asia/Latin America segment due to the change in the Brazil operating model.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales was as follows:

	Six Months Ended June 30,
(Dollars in millions)	2009	2008	% Change
Gross Sales	$1,940.9	$1,976.1	(2%)
Gross-to-Net Sales Adjustments
WIC Rebates	(381.7)	(400.0)	(5%)
Sales Discounts	(49.2)	(41.5)	19%
Returns	(36.8)	(29.3)	26%
Cash Discounts	(22.2)	(23.0)	(3%)
Prime Vendor Charge-Backs	(20.0)	(21.6)	(7%)
Coupons and Other Adjustments	(18.7)	(28.8)	(35%)

Total Gross-to-Net Sales Adjustments	(528.6)	(544.2)	(3%)

Total Net Sales	$1,412.3	$1,431.9	(1%)

Adjustments as a percentage of gross sales decreased slightly. The decline in WIC rebates is due to the reduction of infant formula vouchers provided by government agencies in select states and a decline in U.S. births. The decline in coupons and other adjustments is driven by coupon activity in the United States. This decline was offset by an increase in sales discounts and returns. Sales discounts increased due to revenue growth in Asia and introductory allowances associated with new product launches in the United States. Sales returns were higher due to a reserve for discontinued products in the United States compared with the six months ended June 30, 2008.

Gross Profit

	Six Months Ended June 30,
(Dollars in millions)	2009	2008	% Change
Net Sales	$1,412.3	$1,431.9	(1%)
Cost of Products Sold	483.7	524.1	(8%)

Gross Profit	$928.6	$907.8	2%
Gross Margin	65.8%	63.4%

The increase in gross profit and margin was driven by the carryover benefit of pricing actions taken in 2008, lower commodity costs, productivity savings and manufacturing efficiencies, offset by the higher growth lower margin Asia/Latin America segment compared with the lower growth higher margin North America/Europe segment.

Operating Expenses

	Six Months Ended June 30,
					% of Net Sales
(Dollars in millions)	2009	2008	% Change		2009	2008
Operating Expenses:
Marketing, Selling and Administrative	$318.2	$291.1	9%		23%	20%
Advertising and Product Promotion	177.5	179.3	(1%	)	13%	13%
Research and Development	33.7	33.7	0%		2%	2%
Other Expenses—net	(7.7)	6.6	—		1%	0%

Marketing, Selling and Administrative Expenses

The majority of the increase in marketing, selling and administrative expenses was due to $24.1 million of non-recurring costs related to our IPO. The increase was also driven by approximately $13.8 million in additional costs that we now carry as a public company such as legal and audit fees, along with treasury and other functions that were not necessary when we operated as a wholly owned subsidiary of BMS. Our investment in our sales force and geographic expansion in China also contributed to the increase. These increases were offset by a favorable foreign exchange impact and savings in distribution costs.

Advertising and Product Promotion Expenses

Our advertising and product promotion expenses are influenced by the timing of our key product launches and special promotions. As a percentage of sales, advertising and product promotion expenses were essentially flat.

Research and Development Expenses

Research and development expenses remained constant as compared to the prior period as increases in local currency spending were offset by foreign exchange fluctuations. We expect these expenses for the full year of 2009 to exceed the amounts in 2008 as we continue our growth strategy and initiatives to increase our innovation capability and pipeline.

Other (Income)/Expenses—net

Other (income)/expenses—net for the six months ended June 30, 2009, changed by $14.3 million due primarily to a favorable patent settlement of $10.0 million and gain on sale of a non-strategic intangible asset of $11.9 million, offset by severance charges of $7.6 million.

Earnings before Interest and Income Taxes

EBIT from our two reportable segments, Asia/Latin America and North America/Europe, is reduced by corporate and other costs. Corporate and other costs consist of unallocated general and administrative activities and associated expenses, including in part, executive, legal, finance, information technology, human resources, research and development, global marketing and global supply chain costs.

	Six Months Ended June 30,
(Dollars in millions)	2009	2008	% Change
Asia/Latin America	$294.8	$251.2	17%
North America/Europe	220.2	242.0	(9%)
Corporate and Other	(108.1)	(96.1)	12%

Total Earnings before Interest and Income Taxes	$406.9	$397.1	2%

The increase in EBIT for Asia/Latin America was driven by broad-based sales growth across the segment and improved gross margins, offset by the investments in advertising and product promotion and sales force and the adverse impact from foreign exchange.

The decrease in EBIT for North America/Europe was primarily due to lower sales partially offset by improved gross margins.

The change in EBIT for Corporate and Other was principally due to $24.1 million in expenses related to our IPO and separation from BMS, and $7.6 million in severance costs, offset by a $10.0 million favorable patent settlement and an $11.9 million gain on sale of a non-strategic intangible asset.

Interest Expense—net

Interest expense—net of $52.3 million primarily represents interest incurred on the $2.0 billion intercompany note payable issued in August 2008 and restructured into three senior unsecured related-party notes with an aggregate principal amount of $1,744.2 million, on February 17, 2009.

Income Taxes

The ETR for the six months ended June 30, 2009, decreased to 31.0% from 37.4% for the six months ended June 30, 2008. The lower rate is attributable primarily to benefits associated with the restructuring of our foreign operations as part of the separation from BMS in the IPO process and the earnings mix in foreign markets.

The U.S. Administration has proposed reforms to the international tax laws that if adopted may increase taxes and reduce the Company’s results of operations and cash flows.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consists of an 11% interest in MJN China and a 10% interest in MJN Indonesia held by third parties.

Net Earnings Attributable to Shareholders

For the six months ended June 30, 2009, net earnings attributable to shareholders decreased $6.8 million, or 3%, to $238.0 million compared with the six months ended June 30, 2008. The decrease is primarily due to interest expense, the adverse effect of foreign exchange and higher costs incurred as a stand-alone public company, partially offset by gross margin improvements and a reduction in the ETR.

Financial Position, Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and available borrowings under our $410.0 million revolving credit facility. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of our cash for inventory purchases, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditure for maintenance, equipment, buildings and computer software. Cash flows used in financing activities historically have represented the transfer of cash to BMS. In 2009, cash flows from financing activities primarily represent activities related to the IPO and separation from BMS. Going forward, cash flows from financing activities will reflect any borrowings, repayment of debt and dividend payments. The declaration and payment of dividends is at the discretion of our board of directors and depends on many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deem relevant. On June 23, 2009, our board of directors declared a dividend of $0.20 per share for the quarter ending June 30, 2009, and a $0.10 per share dividend prorated for the period from settlement of our IPO through March 31, 2009. The combined $0.30 per share dividend was paid on July 20, 2009, to shareholders of record on July 6, 2009.

Prior to the IPO, we did not report cash or cash equivalents on our balance sheet and BMS managed the treasury relationships for receiving and disbursing cash to cover all cash flow activity from operations and investing activities. Following the IPO, we assumed responsibility for our treasury function, including the management and reporting of cash and cash equivalents, with support services provided by BMS under the Transition Services Agreement. We believe that cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments. In addition, we have $410.0 million available to us under our revolving credit facility. There were no borrowings outstanding under the revolving credit facility as of June 30, 2009.

	Six Months Ended June 30,
(Dollars in millions)	2009	2008
Cash flow provided by/(used in):
Operating Activities	$321.3	$245.3
Investing Activities	(29.0)	(26.0)
Financing Activities	277.2	(219.3)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	7.4	-

Net Increase in Cash and Cash Equivalents	$576.9	$-

Cash flow provided by operating activities increased $76.0 million primarily due to a $52.6 million decrease in net current assets and liabilities in 2009 compared with a $40.8 million increase in net current assets and liabilities in 2008. The decrease in net current assets and liabilities in 2009 is attributable to increases in taxes payable, lower commodity costs and working capital improvement initiatives affecting inventory and accounts payable. The increase in net current assets and liabilities in 2008 is primarily attributable to inventory. Net cash used in investing activities increased slightly due to a $15.0 million increase in capital expenditures largely offset by an $11.9 million cash inflow before taxes related to the sale of a non-strategic intangible asset. The increase in cash flow provided by financing activities was due to the $782.3 million net cash proceeds from the IPO and a $97.7 million net transfer from BMS offset by, a $602.8 million repayment of related party debt. The net transfer from BMS included in financing activities consisted mainly of a $286.0 million cash contribution from BMS offset by a $176.8 million settlement of related party payables.

Cash flow provided by operating activities includes $85.4 million paid to BMS for interest expense and corporate services. Of this amount, $59.3 million of interest expense was paid from the IPO proceeds and $9.6 million of interest and $16.5 million for corporate services was paid post-IPO through June 30, 2009. In the remainder of the year, we will make cash payments to BMS for interest, debt amortization, corporate services provided under the Transitional Service Agreement, U.S. income taxes and dividends in addition to payments under local operating and service arrangements.

Capital Expenditures

Our capital expenditures were $33.8 million for the six months ended June 30, 2009. The cash outflow for capital expenditures was $41.8 million, reflecting additions and the net reduction in accounts payables for capital expenditures. We expect our capital expenditures to increase for the remainder of 2009 to support an expansion of our research and development facilities, additions to manufacturing capability and the initial investments in new information technology systems.

Debt

On August 26, 2008, MJN declared and issued a dividend in the form of a 10-year intercompany note to BMS in the amount of $2.0 billion, which was recorded as a reduction of equity. The note had an annual interest rate of 6.1% with interest payments settled no less than annually.

On February 17, 2009, this related party note payable was amended and restructured into three separate notes. The terms of these related party notes payable are detailed in the table below:

Description	Principal Amount	Interest Rate	Terms
2014 Note	$744.2 million	LIBOR + 3.0% per annum	Annual amortization of $75.0 million payable in quarterly installments 2010 to 2014, remaining principal due on February 17, 2014

2016 Note	$500.0 million	6.43% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on February 17, 2016

2019 Note	$500.0 million	6.91% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on February 17, 2019

On January 31, 2009, Mead Johnson Venezuela, S.C.A., a wholly owned indirect subsidiary of MJN, issued a note payable with the local currency equivalent of $5.8 million to Bristol-Myers Squibb de Venezuela S.C.A., a wholly owned subsidiary of BMS. During the second quarter, this note payable was paid in full.

On January 31, 2009, Mead Johnson Nutricionales de Mexico, S. De R.L. de C.V., a subsidiary of MJN, entered into an agreement with BMS to lease all of the property, plant and equipment assets at the manufacturing facility in Delicias, Mexico, for 20 years. This facility is included in the financial statements of the Company for all periods. The lease qualifies as a capital lease, and MJN will continue to carry the property, plant and equipment in the Company’s financial statements. The Company recorded a lease liability of $41.5 million, representing the present value of the minimum lease payments set forth by the lease agreement. The liability is being amortized over the lease term.

Some MJN entities maintain short-term lines of credit with the BMS treasury center in Europe for short-term working capital needs. The borrowings bear interest at a rate of LIBOR, or the appropriate currency equivalent, plus 0.77% per annum and are repayable at any time. As of June 30, 2009, the outstanding balance under these lines of credit was $7.2 million.

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

•        We are required to maintain a ratio of (a) consolidated EBITDA to (b) consolidated interest expense of at least 3.00 to 1.00. Compliance with this covenant is tested on the last day of each fiscal quarter for the preceding four consecutive fiscal quarters.

In addition, the Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, ERISA matters and cross-default to other debt agreements. The Company was in compliance with all debt covenants as of June 30, 2009.

Contractual Obligations and Commitments

On August 7, 2009, the Company entered into a master services agreement with IBM for information technology, finance and indirect procurement services and for the design and implementation of a global Enterprise Resource Planning system. For discussion of this agreement, see “Item 1. Financial Statements, Notes to the Consolidated Financial Statements, 18. Subsequent Event.” For further discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Annual Report on Form 10-K (2008 Form 10-K).

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the Company’s 2008 Form 10-K.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of June 30, 2009. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mead Johnson Nutrition Company

Date: August 13, 2009	By: /s/ Stanley D. Burhans
Stanley D. Burhans Vice President and Controller and Chief Accounting Officer