Form 10-Q
period 2009-09-30
Mead Johnson Nutrition Co
filed 2009-10-28
CIK 1452575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐    No  ☑

As of October 26, 2009, there were 76,844,571 shares of Class A common stock outstanding and 127,655,429 shares of Class B common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF

MEAD JOHNSON NUTRITION COMPANY

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET SALES	$699.8	$742.8	$2,112.1	$2,174.7
COST OF PRODUCTS SOLD	244.6	287.9	728.3	812.0

GROSS PROFIT	455.2	454.9	1,383.8	1,362.7

MARKETING, SELLING AND ADMINISTRATIVE	164.0	173.9	482.2	465.0
ADVERTISING AND PRODUCT PROMOTION	105.2	97.0	282.7	276.3
RESEARCH AND DEVELOPMENT	17.6	17.8	51.3	51.5
OTHER (INCOME)/EXPENSES—NET	8.7	2.5	1.0	9.1

EARNINGS BEFORE INTEREST AND INCOME TAXES	159.7	163.7	566.6	560.8

INTEREST EXPENSE—NET	23.0	11.9	75.3	11.9

EARNINGS BEFORE INCOME TAXES	136.7	151.8	491.3	548.9
PROVISION FOR INCOME TAXES	(37.9)	(46.5)	(147.9)	(195.1)

NET EARNINGS	98.8	105.3	343.4	353.8
Less Net Earnings attributable to noncontrolling interests	(1.2)	(2.6)	(7.8)	(6.3)

NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$97.6	$102.7	$ 335.6	$ 347.5

Earnings per Common Share – Basic
Net Earnings attributable to shareholders	$0.48	$0.61	$ 1.68	$ 2.05

Earnings per Common Share – Diluted
Net Earnings attributable to shareholders	$0.48	$0.61	$ 1.68	$ 2.05

Weighted Average Common Shares Outstanding
Basic	204.5	170.0	199.3	170.0
Diluted	204.6	170.0	199.3	170.0

Dividends declared per Common Share	$0.20	$—	$ 0.50	$ —

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND EQUITY (DEFICIT)

(Dollars in millions, except per share data)

(UNAUDITED)

	Total Equity (Deficit)	BMS Investment	Class A Common Stock	Class B Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)
BALANCE – January 1, 2008	$637.8	$609.4	$-	$-	$-	$-	$7.0	$21.4

Net transfers (to) from BMS	(320.2)	(320.2)
Related Party Debt	(2,000.0)	(2,000.0)
Distributions to Noncontrolling Interests	(7.6)						(7.6)

Comprehensive Income (Loss):
Net Earnings	353.8	347.5					6.3
Foreign currency translation adjustment, net of tax of $(2.7)	(9.9)							(9.9)

Total Comprehensive Income (Loss)	343.9	347.5	-	-	-	-	6.3	(9.9)

BALANCE – September 30, 2008	$(1,346.1)	$(1,363.3)	$-	$-	$-	$-	$5.7	$11.5

	Total Equity (Deficit)	BMS Investment	Class A Common Stock	Class B Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)
BALANCE – January 1, 2009	$(1,395.5)	$(1,385.4)	$-	$-	$-	$-	$5.4	$(15.5)

Net transfers (to) from BMS	(253.5)	(290.2)			36.7

Conversion of BMS Investment into Common Stock	-	1,624.2	0.4	1.3	(1,644.6)			18.7

Issuance of Common Stock in connection with initial public offering, net of offering costs	782.3		0.3		782.0
Amortization of equity-based compensation awards granted to employees	10.3	1.2			9.1
Distributions to Noncontrolling Interests	(1.5)						(1.5)
Assumption of accumulated unrealized gains (losses) on pension and other postretirement benefits, net of tax of $54.7	(97.5)							(97.5)
Cash dividends declared	(102.3)					(102.3)

Comprehensive Income (Loss):

Net Earnings, January 1, 2009 – February 10, 2009	50.2	50.2

Net Earnings, February 11, 2009 – September 30, 2009	293.2					285.4	7.8

Foreign currency translation adjustment, net of tax of $1.2	21.7							21.7

Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $2.9	(7.0)							(7.0)

Deferred gains (losses) on pension and other postretirement benefits, net of tax of $(1.3)	2.1							2.1

Total Comprehensive Income (Loss)	360.2	50.2	-	-	-	285.4	7.8	16.8

BALANCE – September 30, 2009	$(697.5)	$-	$0.7	$1.3	$(816.8)	$183.1	$11.7	$(77.5)

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$597.4	$—
Receivables—net of allowances of $6.3 and $7.0, respectively	269.3	262.7
Inventories	318.3	354.3
Deferred Income Taxes—net of valuation allowance	79.5	70.9
Foreign Income Taxes Receivable	6.3	4.5
Prepaid Expenses	30.2	24.7

Total Current Assets	1,301.0	717.1
Property, Plant and Equipment—net	465.3	453.6
Goodwill	117.5	117.5
Other Intangible Assets—net	41.1	39.2
Deferred Income Taxes—net of valuation allowance	13.1	2.0
Other Assets	26.3	32.0

TOTAL	$1,964.3	$1,361.4

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$226.5	$198.5
Dividends Payable	40.9	—
Accrued Expenses	156.8	129.2
Accrued Rebates and Returns	271.1	250.6
Deferred Income—current	10.6	18.1
Deferred Income Taxes—current	0.1	0.1
U.S. and Foreign Income Taxes Payable	49.2	13.2
Related Party Debt and Lease—current	39.4	—
Related Party Payables—net	4.1	43.1

Total Current Liabilities	798.7	652.8

Related Party Debt and Lease—noncurrent	1,746.4	2,000.0
Deferred Income—noncurrent	2.0	6.4
Deferred Income Taxes—noncurrent	15.0	78.6
Pension, Post Retirement and Post Employment Liabilities	95.4	—
Other Liabilities	4.3	19.1

Total Liabilities	2,661.8	2,756.9

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
BMS Investment	—	(1,385.4)
Shareholders’ Equity:
Class A Common Stock, $0.01 par value: 3,000 authorized, 76.8 issued and outstanding	0.7	—
Class B Common Stock, $0.01 par value: 1,200 authorized, 127.7 issued and outstanding	1.3	—
Additional Paid-in (Distributed) Capital	(816.8)	—
Retained Earnings	183.1	—
Accumulated Other Comprehensive Income (Loss)	(77.5)	(15.5)

Total Shareholders’ Equity (Deficit)	(709.2)	(1,400.9)
Noncontrolling Interests	11.7	5.4

Total Equity (Deficit)	(697.5)	(1,395.5)

TOTAL	$1,964.3	$1,361.4

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$343.4	$353.8
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	43.9	38.1
Changes in Current Assets and Liabilities	47.2	(17.7)
Pension and Other Postretirement Benefits Contributions	(26.3)	—
Other	8.5	9.8

Net Cash Provided by Operating Activities	416.7	384.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(59.3)	(50.7)
Proceeds from Sale of Equipment	1.6	1.3
Proceeds from Sale of Intangible Asset	11.9	—

Net Cash Used in Investing Activities	(45.8)	(49.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Initial Public Offering, net of offering costs	782.3	—
Repayment of Related Party Foreign Notes Payable	(602.8)	—
Net Transfers (to) from BMS, excluding noncash items	97.7	(327.0)
Cash Dividends Paid	(61.4)	—
Distributions to Noncontrolling Interests	(1.5)	(7.6)

Net Cash Provided by (Used in) Financing Activities	214.3	(334.6)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	12.2	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	597.4	—

CASH AND CASH EQUIVALENTS:
Beginning of Period	—	—

End of Period	$597.4	$—

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

2. SEPARATION ACTIVITIES AND INITIAL PUBLIC OFFERING

MJN historically operated as a wholly owned subsidiary of Bristol-Myers Squibb Company (BMS). On January 31, 2009, BMS transferred to MJN the non-U.S. businesses of MJN through a sale of shares, sale of assets and contributions of stock with some exceptions as described below. The consideration for these transfers was in the form of cash, which was contributed or otherwise provided by BMS, and the issuance by MJN’s subsidiaries of foreign intercompany notes to BMS subsidiaries related to the purchase of assets or shares in Indonesia, Malaysia, the Netherlands and the Philippines. The terms of these foreign intercompany notes were substantially similar, except that the principal amount of each note varied by jurisdiction. The aggregate principal amount of the foreign intercompany notes was $597.0 million and the rate of interest per annum on each note was equal to LIBOR plus 0.75%.

Also on January 31, 2009, MJN entered into an employee matters agreement with BMS that included the allocation of assets and liabilities related to certain employee benefit, pension, welfare, compensation, employment, severance and termination-related matters.

On February 17, 2009, MJN completed the initial public offering (IPO) of 34.5 million shares of Class A common stock at a price of $24.00 per share. The net proceeds from the IPO, after deducting a total of $45.7 million of underwriting discounts, commissions and offering expenses, totaled $782.3 million. All of the net proceeds of the IPO were paid to BMS and were used to (i) repay in full $597.0 million of the foreign intercompany notes payable to subsidiaries of BMS and (ii) satisfy payables and other obligations owing to one or more subsidiaries of BMS.

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

Expensed transaction costs for the IPO and separation from BMS recorded within marketing, selling, and administrative expense over the three and nine months ended September 30, 2009, were $7.2 million and $31.3 million, respectively, compared to $13.8 million and $14.0 million for the three and nine months ended September 30, 2008, respectively.

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2009, and December 31, 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008, and its cash flows for the nine months ended September 30, 2009, and 2008. Material subsequent events are evaluated for disclosure up to the time of issuance of the financial statements, October 28, 2009. Certain prior-year amounts have been reclassified to conform to the current-year presentation, including accrued interest payable to BMS of $43.1 million as of December 31, 2008, that was reclassified from accrued expenses to related party payables-net.

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

Earnings Per Share—The numerator for basic and diluted earnings per share is net earnings attributable to shareholders reduced by dividends and undistributed earnings attributable to unvested shares. The denominator for basic earnings per share is the weighted average number of common stock outstanding during the period. The denominator for diluted earnings per share is the weighted average shares outstanding adjusted for the effect of dilutive stock options, restricted stock units and performance share awards. For the periods prior to the Company’s IPO, the weighted average common shares outstanding is calculated using 170.0 million shares of Class A and Class B common stock outstanding, which is the number of shares owned by BMS immediately prior to the IPO. The same number of shares has been used to calculate basic earnings per share and diluted earnings per share for the periods prior to the IPO as no MJN stock options, restricted stock units, or performance shares were outstanding prior to the IPO.

Recently Issued Accounting Standards—In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification and the Hierarchy of GAAP (Codification). The Codification is the single official source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification did not change GAAP, but organized it into an online research system sorted by individual accounting topics, which are further divided into subtopics. The FASB now issues new standards in the form of Accounting Standards Updates. The Codification is effective for financial statements issued for periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted Accounting Standards Codification (ASC) No. 805, Business Combinations. ASC No. 805 requires recognition of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, this topic requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This topic also requires the fair value of acquired in-process research and development to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. This topic applies to business combinations occurring on or after January 1, 2009. The Company’s adoption of ASC 805 did not have a material effect on the Company’s financial statements.

Effective January 1, 2009, the Company adopted ASC No. 820, Fair Value Measurements, with respect to non-financial assets and liabilities. This topic defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company’s adoption of ASC 820 did not have a material effect on the Company’s financial statements.

Effective January 1, 2009, the Company retrospectively adopted ASC No. 810, Consolidation. ASC No. 810 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This topic also requires the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. This topic also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

Effective January 1, 2009, the Company adopted ASC No. 815-10-65-1, Derivatives and Hedging, requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses are presented in tabular format in order to present a more complete picture of the effects of using derivative instruments.

Effective June 30, 2009, the Company adopted ASC No. 855, Subsequent Events. ASC No. 855 includes guidance for the accounting and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The adoption of this topic did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140. Among other items, SFAS No. 166 removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph 9 of SFAS No. 140 is to determine whether a transferor and all the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. SFAS No. 166 is effective for the Company January 1, 2010. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (FIN 46(R)). SFAS No. 167 amends FIN 46(R) in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. SFAS No. 167 is effective for the Company January 1, 2010. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.

4. RELATED PARTIES

These financial statements include transactions with affiliated companies. MJN entered into transactions with BMS and its subsidiaries for the sale of inventory and services provided to and received from BMS pharmaceutical divisions in various markets worldwide, as well as corporate services provided by BMS for the financial statement periods presented. Product transfers from BMS to MJN were made at various transfer prices. Related party payables-net includes $53.7 million in related party receivables as of September 30, 2009. There were no related party receivables as of December 31, 2008. Related party dividends of $34.0 million are excluded from the related party payables-net balance and presented in dividends payable.

Prior to the IPO, the Company had no sales to related parties. For the three months ended September 30, 2009, MJN had related party sales to BMS of $22.0 million. For the period subsequent to the IPO through September 30, 2009, MJN had related party sales to BMS of $67.3 million.

Purchases of goods from BMS and its subsidiaries were $0.2 million and $2.4 million for the three and nine months ended September 30, 2009, respectively, compared to $5.9 million and $19.6 million for the three and nine months ended September 30, 2008, respectively.

Prior to the IPO, the Company was allocated costs for various services from BMS. On January 31, 2009, MJN entered into a Transitional Services Agreement (TSA) with BMS whereby BMS agreed to provide MJN with various corporate support services (the BMS Services) and MJN agreed to provide BMS with certain services (the MJN Services). The BMS Services and the MJN Services will continue for a specified initial term, which will vary with the types of services to be provided, unless earlier terminated or extended according to the terms of the TSA. MJN will pay BMS mutually agreed-upon fees for the BMS Services and BMS will pay MJN mutually agreed-upon fees for the MJN Services. The annual cost to MJN is $19.3 million for services that have terms of up to 18 months, $66.4 million for services that have terms from 18 months up to three years, and $2.9 million for services that have terms greater than three years. The annual cost charged by MJN to BMS for services is $23.6 million, the majority of which have terms of up to eighteen months. The statement of earnings for the nine months ended September 30, 2009, includes one month of costs allocated from BMS and eight months of expenses related to the TSA. Total net costs for the three and nine months ended September 30, 2009, were $14.3 million and $43.8 million, respectively. For the similar periods ending September 30, 2008, total net costs to MJN were $39.1 million and $93.0 million as allocated from BMS based on either the ratio of MJN’s annual net sales or headcount to BMS’ comparable consolidated net sales or headcount.

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

The related party notes are senior unsecured obligations of MJN and rank equally in right of payment with each other and with all existing and future senior indebtedness of MJN. In addition, the notes are structurally subordinated to all liabilities of the subsidiaries of MJN, including trade payables. The notes may be prepaid at any time, in whole or in part, without premium or penalty. Each note is mandatorily repayable in cash upon a change of control, in an amount equal to 100% of the then outstanding principal amount plus accrued and unpaid interest. BMS will not be permitted to transfer the notes to other persons, other than its affiliates. Based on the Company’s assessment of current market conditions for debt of similar maturity, structure and risk, the estimated fair value of the related party debt was $1,850.6 million as of September 30, 2009.

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

During the three and nine months ended September 30, 2009, related party interest expense was $24.3 million and $77.7 million, respectively, and cash interest paid was $42.9 million and $111.8 million, respectively. The Company had related party interest income of $0.6 million for both the three and nine months ended September 30, 2009. Additionally, the Company recorded interest income from third parties of $0.7 million and $1.8 million during the three and nine months ended September 30, 2009, respectively.

With the exception of the net proceeds from the IPO, the impact of the separation activities and IPO, as described above, on equity are captured in net transfers (to) from BMS on the consolidated statements of comprehensive income and equity (deficit). The components of net transfers (to) from BMS on the consolidated statements of comprehensive income and equity (deficit) and the related cash flows for the nine months ended September 30, 2009, are as follows:

(Dollars in millions)	Statement of Comprehensive Income and Equity (Deficit) – Changes in Equity	Statement of Cash Flows – Financing Activities
Establishment of Foreign Notes/Repayment of Related Party Debt to BMS	$(597.0)	$(597.0)
Repayment of Related Party Foreign Notes Payable		(5.8)

		$(602.8)

Cash Contribution by BMS	286.0	$286.0
Debt Reduction	250.0
Establishment/Settlement of Related Party Payable	(176.8)	(176.8)
Mexico Capital Lease Liability	(41.5)
Other Activity	25.8	(11.5)

Net Transfers (to) from BMS	$(253.5)	$97.7

The Other Activity within Changes in Equity above of $25.8 million relates to various separation and operating activities, including the assumption of certain net assets from BMS resulting from the acquisition of legal entities from BMS, excluding certain net assets that had previously been allocated to MJN in the historical financial statements and the activity in January prior to the separation.

5. EARNINGS PER SHARE

The numerator for basic and diluted earnings per share is net earnings attributable to shareholders reduced by dividends and undistributed earnings attributable to unvested shares. The denominator for basic earnings per share is the weighted average number of common stock outstanding during the period. The denominator for diluted earnings per share is the weighted average shares outstanding adjusted for the effect of dilutive stock options, restricted stock units and performance share awards.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2009	2008	2009	2008
Basic Earnings per Share:
Weighted Average Common Shares Outstanding – Basic	204.5	170.0	199.3	170.0
Net Earnings Attributable to Shareholders	$97.6	$102.7	$335.6	$347.5
Dividends and undistributed earnings attributable to unvested shares	(0.2)	—	(0.5)	—

Net Earnings Attributable to Shareholders used for Basic Earnings per Common Share Calculation	$97.4	$102.7	$335.1	$347.5
Net Earnings Attributable to Shareholders per Common Share	$0.48	$0.61	$1.68	$2.05

Diluted Earnings per Share:
Weighted Average Common Shares Outstanding – Basic	204.5	170.0	199.3	170.0
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	0.1	—	—	—

Weighted Average Common Shares Outstanding – Diluted	204.6	170.0	199.3	170.0
Net Earnings Attributable to Shareholders	$97.6	$102.7	$335.6	$347.5
Dividends and undistributed earnings attributable to unvested shares	(0.2)	—	(0.5)	—

Net Earnings Attributable to Shareholders used for Diluted Earnings per Common Share Calculation	$97.4	$102.7	$335.1	$347.5
Net Earnings Attributable to Shareholders per Common Share	$0.48	$0.61	$1.68	$2.05

Potential shares outstanding were 1.3 million as of September 30, 2009, of which 1.2 million and 1.3 million were not included in the diluted earnings per share calculation for the three and nine months ended September 30, 2009, respectively.

6. INCOME TAXES

For the three and nine months ended September 30, 2009, the effective tax rate was 27.7% and 30.1%, respectively, compared with 30.6% and 35.5% for the same periods in 2008, as prepared in each case on the conditions noted in “Accounting Policies, Income Taxes.” The lower rate was attributable primarily to benefits associated with restructuring the Company’s foreign operations as part of the separation from BMS in the IPO process and the earnings mix.

The Company operates under a new legal entity structure created to facilitate the IPO. As such, adjustments have been made to the income tax accounts and equity (deficit) during the nine months ended September 30, 2009, to reflect the impact of this restructuring.

On February 10, 2009, the Company entered into a tax matters agreement with BMS. Under this agreement responsibility is allocated between BMS and its subsidiaries, on the one hand, and MJN, on the other hand, for the payment of taxes resulting from filing (i) tax returns on a combined, consolidated or unitary basis and (ii) single entity tax returns for entities that have both MJN and non-MJN operations. Accordingly, BMS prepares returns for MJN for all periods during which MJN is included in a combined, consolidated or unitary group with BMS or any of its subsidiaries for federal, state, local or foreign tax purposes, as if MJN itself were filing as a combined, consolidated or unitary group. BMS also prepares returns for the Company for all periods during which a single-entity tax return is filed for an entity that has both MJN and non-MJN operations. MJN makes payments to BMS and BMS makes payments to the Company with respect to such returns, as if such returns were actually required to be filed under the laws of the applicable taxing jurisdiction and BMS were the relevant taxing authority of such jurisdiction. If and when MJN ceases to be included in BMS’ consolidated tax returns, BMS will compensate the Company for tax attributes for which MJN was not previously compensated and that BMS used, and MJN will reimburse BMS for tax attributes for which MJN was previously compensated but that BMS never used. As of September 30, 2009, the Company holds a net payable of $28.7 million to BMS, which is recorded in related party payables-net, based upon the terms of the tax matters agreement discussed above.

As of September 30, 2009, the Company’s reserve for unrecognized tax benefits were $1.1 million related to both domestic and international matters that are not expected to reverse in the next 12 months. The Company’s reserve for unrecognized tax benefits as of December 31, 2008 was $17.9 million. The Company believes that it has provided adequately for all uncertain tax positions that are not otherwise indemnified by BMS. Pursuant to the tax matters agreement dated February 10, 2009, BMS maintains responsibility for all uncertain tax positions which may exist in the pre-IPO period or which may exist as a result of the IPO transaction. MJN anticipates that it is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of unrecognized tax benefits.

7. INVENTORIES

The major categories of inventories were as follows:

(Dollars in millions)	September 30, 2009	December 31, 2008
Finished Goods	$172.6	$191.3
Work in Process	23.1	28.0
Raw and Packaging Materials	122.6	135.0

Inventories	$318.3	$354.3

8. PROPERTY, PLANT, AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

(Dollars in millions)	September 30, 2009	December 31, 2008
Land	$4.4	$4.4
Buildings	397.8	382.5
Machinery, Equipment, and Fixtures	542.5	504.2
Construction in Progress	52.3	67.9
Accumulated Depreciation	(531.7)	(505.4)

Property, Plant and Equipment—net	$465.3	$453.6

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

In addition, the Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, ERISA matters and cross-default to other debt agreements. The Company was in compliance with all debt covenants as of September 30, 2009.

There were no borrowings or letters of credit under the revolving credit facility during the three and nine months ended September 30, 2009.

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

The China operations are material to MJN. As of September 30, 2009, total assets of MJN China included in the accompanying consolidated financial statements were $204.6 million and the associated liabilities were $87.8 million. There are no assets of MJN that serve as collateral for MJN China and the creditors of MJN China have no recourse to the general credit of MJN.

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

MJN Stock Options—On March 11, 2009, MJN granted 1.0 million stock options under the MJN 2009 Plan. For stock options with a service condition, the grant date fair value was $4.87. For stock options with service and market conditions, the grant date fair value was $7.30. In the second and third quarter of 2009, a nominal amount of stock options with a service condition was granted to eligible employees. As of September 30, 2009, there were 1.0 million stock options outstanding with a weighted average grant date fair value of $6.13 and a total unrecognized compensation cost related to these stock options of $4.4 million that is expected to be recognized over a weighted average period of 2.56 years. Expense of $0.9 million and $1.7 million was recognized for the three and nine months ended September 30, 2009, respectively. The fair value of employee stock options granted in 2009 was estimated on the date of grant using the Black-Scholes option pricing model for stock options with a service condition, and the Monte Carlo simulation model for options with service and market conditions, with the following assumptions:

	Black-Scholes Model	Monte Carlo Model
Expected volatility	23.76%	28.66%
Risk-free interest rate	2.32%	2.95%
Dividend yield	2.89%	2.89%
Expected life	6.25 years	6.79 years

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

MJN 2009 Restricted Stock Units—In the first quarter of 2009, MJN granted 0.3 million restricted stock units to approximately 120 employees, including each of the Company’s Named Executive Officers and outside directors. The awards had a grant date fair value of $24.00 per share, which was determined based on the IPO price. These restricted stock units will vest in equal installments on each of the third, fourth and fifth anniversaries of the date of grant. In the second and third quarter of 2009, a nominal amount of restricted stock units was granted to eligible employees. As of September 30, 2009, there were 0.3 million unvested restricted stock units with a weighted average grant date fair value of $24.15 and total unrecognized compensation cost related to these awards of $7.1 million that is expected to be recognized over a weighted average period of 4.33 years. Expense of $0.4 million and $0.9 million was recognized for the three and nine months ended September 30, 2009, respectively.

MJN Performance Share Awards—On March 11, 2009, MJN granted 0.1 million performance share awards to certain employees. The awards had a weighted average grant date fair value of $26.58 per award. As of September 30, 2009, there were 0.1 million awards outstanding with a weighted average fair value of $26.58 and a total unrecognized compensation cost related to these awards of $3.4 million that is expected to be recognized over a weighted average period of 2.25 years. Expense of $0.5 million and $1.1 million was recognized for the three and nine months ended September 30, 2009, respectively. The value of nonvested performance awards was based on the closing trading price of MJN’s stock on the date of the grant.

BMS Employee Stock Benefit Plans—Prior to the separation from BMS, certain MJN employees were granted options to purchase BMS’s stock under the BMS plans. These plans also incorporate restricted stock and long-term performance awards. As of

September 30, 2009, total unrecognized compensation costs related to unvested stock options, restricted stock units and performance awards under the BMS plans was $11.6 million and the weighted average period over which such awards are expected to be recognized was 2.13 years. Expense of $2.3 million was recognized for both the three months ended September 30, 2009 and 2008, and $6.6 million and $6.8 million was recognized for the nine months ended September 30, 2009 and 2008, respectively, which resulted in an increase to total equity (deficit).

Stock Based Compensation Expense—The following table summarizes stock based compensation expense related to MJN stock options, MJN 2009 restricted stock units, MJN performance share awards and BMS stock benefit plans for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2009	2008	2009	2008
MJN Stock Options	$0.9	$—	$1.7	$—
MJN 2009 Restricted Stock Units	0.4	—	0.9	—
MJN Performance Share Awards	0.5	—	1.1	—
BMS Stock Benefit Plans	2.3	2.3	6.6	6.8

Total Stock Based Compensation Expense	$4.1	$2.3	$10.3	$6.8
Deferred Tax Benefit	1.3	0.8	3.2	2.3

Stock Based Compensation Expense, net of taxes	$2.8	$1.5	$7.1	$4.5

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

Pension plan benefits are based primarily on the participant’s years of credited service and compensation. Concurrent with the establishment of the U.S. MJN defined benefit pension plan, benefits under the plan were frozen to limit service used in the calculation of benefits to service accrued under the BMS defined benefit pension plan.

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans included the following components:

	Three Months Ended September 30, 2009		Separation Date through September 30, 2009
(Dollars in millions)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Service cost — benefits earned during the period	$1.3	$0.2	$1.8	$0.5
Interest cost on projected benefit obligation	4.8	0.2	12.3	0.7
Expected return on plan assets	(3.5)	—	(11.4)	—
Amortization of prior service cost (benefit)	—	(0.1)	—	(0.1)
Amortization of net actuarial loss	(3.0)	0.1	1.0	0.6
Amortization of transition cost	—	—	—	—

Net periodic benefit cost	$(0.4)	$0.4	$3.7	$1.7
Curtailments and settlements	—	—	0.1	—

Total net periodic benefit cost	$(0.4)	$0.4	$3.8	$1.7

In the first quarter of 2009, MJN recognized an estimated net obligation of $97.1 million and an unrealized loss of $156.0 million ($96.8 million net of tax). As of September 30, 2009, the estimated net obligation was $95.4 million and the unrecognized loss was $152.2 million ($97.5 million net of tax). During the third quarter of 2009, MJN recognized an additional net obligation of $18.4 million, reflecting a reduction of assets allocated in the spinoff from BMS defined benefit pension plans in the United States. The reduced asset allocation from BMS resulted from updated actuarial valuations and rules governing pension spinoffs as regulated by the Internal Revenue Code. Offsetting this change was the impact of a $25.5 million contribution by MJN into the Company’s U.S. pension plan trust.

The principal pension plan of the Company is the Mead Johnson & Company Retirement Plan in the United States which represents approximately 80% of the Company’s total pension and postretirement plans’ assets and obligations. During the third quarter, MJN received revised actuarial valuations as of the separation date for all of the Company’s domestic pension and postretirement plans. The actuarial assumptions and MJN’s funding policy for these plans are as follows:

Actuarial assumptions for the domestic plans

Assumptions used to determine the domestic plans’ benefit obligations at the separation date and the net periodic benefit cost from the separation date through September 30, 2009, were as follows:

	Pension Benefits	Other Benefits
Discount rate	7.00%	7.25%
Rate of compensation increase	3.56%	3.56%

Plan assets

During the first nine months of 2009, BMS transferred cash of $68.5 million into the MJN U.S. pension plan trust and it is anticipated that $69.5 million plus an amount for actual gains and losses on plan assets between January 1, 2009, and the date of transfer will be transferred in the fourth quarter of 2009.

The Company’s investment strategy for the plan assets consists of a mix of equities and fixed income in order to achieve returns over a market cycle which reduce contribution and expense at an acceptable level of risk. For the U.S. pension plans, a target asset allocation of 60% public equity (40% U.S., 20% international), and 40% fixed income is maintained and cash flow (i.e., cash contributions, benefit payments) is used to rebalance back to the targets as necessary. Investments are well diversified within each of the three major asset categories. Approximately 70% of the U.S. equity investments are actively managed. Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative.

Contributions

The funding policy for the pension plans is to contribute amounts to provide for current service and to fund past service liability. For the nine months ended September 30, 2009, contributions to pension plans were $26.3 million, the majority of which were to the U.S. pension plan. Although no additional minimum contributions will be required, the Company may choose to make further cash contributions to the pension plans in 2009. Contributions to other postretirement benefits are adjusted periodically and vary by date of retirement and country. The medical plan is contributory and the life insurance plan is noncontributory. There will be no cash funding for other postretirement benefits in 2009.

Estimated Future Benefit Payments

The following benefit payments for the domestic pension plans and of other benefits, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in millions)	Pension Benefits	Other Benefits
Remaining 2009	$2.6	$—
2010	13.4	0.4
2011	14.0	0.7
2012	16.6	0.9
2013	18.0	1.2
Years 2014 - 2018	101.7	9.1

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

On January 1, 2009, the Company began classifying the operations of a plant from Corporate and Other to Asia/Latin America to coincide with the final destination of the majority of the product manufactured at this plant. This change did not have a material effect on the net sales or earnings before interest and income taxes for the segments. Assets at January 1, 2009 of $74.6 million have been reclassified from Corporate and Other to the Asia/Latin America segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Asia/Latin America	$413.8	$400.1	$143.7	$108.2	$1,200.1	$1,138.7	$438.5	$359.4
North America/Europe	286.0	342.7	90.3	115.6	912.0	1,036.0	310.5	357.6

Total Reportable Segments	699.8	742.8	234.0	223.8	2,112.1	2,174.7	749.0	717.0
Corporate and Other	—	—	(74.3)	(60.1)	—	—	(182.4)	(156.2)

Total	$699.8	$742.8	$159.7	$163.7	$2,112.1	$2,174.7	$566.6	$560.8

15. FINANCIAL ASSETS AND LIABILITIES

The Company is exposed to market risk due to changes in commodities pricing (including dairy and natural gas), currency exchange rates and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. MJN’s financial assets and liabilities are measured using inputs based on quoted market prices for similar assets and liabilities in active markets, i.e. level two of the fair value hierarchy. Derivative financial instruments are not used for speculative purposes. The Company hedges natural gas prices when it is cost effective to do so, but historically has not hedged dairy prices. The Company does not hedge the interest rate risk associated with money market funds, which are measured from level two of the fair value hierarchy and totaled $218.4 million as of September 30, 2009.

Cash Flow Hedges

Foreign Exchange contracts—The Company utilizes foreign currency contracts to hedge forecasted transactions, primarily intercompany and related party transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The notional and fair value amount of the Company’s foreign exchange derivative contracts at September 30, 2009, were $73.8 million and $2.3 million net liabilities, respectively. For these derivatives, in which the majority qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income (loss) and recognized in earnings when the hedged item is settled or deemed ineffective.

The table below summarizes the Company’s outstanding foreign exchange forward contracts at September 30, 2009. The fair value of all foreign exchange forward contracts is based on quarter end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

(Dollars in millions)	Weighted Average Forward Rate	Notional Amount	Fair Value Asset (Liability)	Maturity
Foreign Exchange Forwards:
Cash Flow Hedges:
Canadian Dollar	1.14	$45.5	$(2.5)	2009/2011
Mexican Peso	13.74	28.3	0.2	2009/2010

Total Foreign Exchange Forwards		$73.8	$(2.3)

At September 30, 2009, the balance of deferred losses on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) on a pre-tax basis was $2.3 million ($1.3 million net of tax), all of which is expected to be reclassified into earnings within the next 17 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is not deferred in accumulated other comprehensive income (loss) and is included in current period earnings. For the three and nine months ended September 30, 2009, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective.

Natural Gas contracts—The Company utilizes forward contracts to hedge forecasted purchases of natural gas, and designates these derivative instruments as cash flow hedges when appropriate. Natural gas forward contracts are valued using quoted NYMEX futures prices for natural gas at the reporting date. For these derivatives, in which the majority qualify as hedges of future forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income (loss) and recognized in earnings when the hedged item affects earnings. The notional and fair value amounts of natural gas contracts at September 30, 2009, were 0.2 decatherms and $0.7 million liability, respectively. At September 30, 2009, the balance of deferred losses on natural gas contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) on a pre-tax basis was $0.7 million ($0.5 million net of tax), all of which is expected to be reclassified into earnings within the next 3 months. For the three and nine months ended September 30, 2009, there was no earnings impact from discontinued natural gas hedges.

The following table summarizes the Company’s fair value of outstanding derivatives:

(Dollars in millions)	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Foreign Exchange Contracts	Other Assets	$0.8	$10.1
Foreign Exchange Contracts	Accrued Expenses	(3.1)	(0.3)
Natural Gas Contracts	Accrued Expenses	(0.7)	(2.1)

Total Derivatives designated as hedging instruments		$(3.0)	$7.7

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange and natural gas forwards, and that qualified as cash flow hedges for the nine months ended September 30, 2009 and 2008, was as follows:

	Foreign Exchange Contracts		Natural Gas Contracts		Total Cash Flow Hedges
(Dollars in millions)	2009	2008	2009	2008	2009	2008
Balance at January 1:	$6.6	$—	$(1.4)	$—	$5.2	$—
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(5.5)	—	(1.2)	—	(6.7)	—
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(5.9)	—	2.7	—	(3.2)	—
Change in deferred taxes	3.5	—	(0.6)	—	2.9	—

Balance at September 30:	$(1.3)	$—	$(0.5)	$—	$(1.8)	$—

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide with Standard & Poor’s and Moody’s long term debt ratings of A or higher. In addition, only conventional derivative financial instruments are utilized. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at September 30, 2009, failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

16. LEGAL PROCEEDINGS AND CONTINGENCIES

In the ordinary course of business, MJN is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, other commercial disputes, premises claims and employment and environmental, health, and safety matters. MJN records accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Significant litigation matters are described below.

On April 27, 2009, PBM Products, LLC (PBM), a distributor of store brand infant formulas and nutritionals, filed a complaint against Mead Johnson & Company, a subsidiary of Mead Johnson Nutrition Company, in the U.S. District Court (Eastern District of Virginia), alleging, among other things, false and misleading advertising with respect to certain Enfamil LIPIL infant formula advertising. PBM sought a temporary restraining order which was denied by the court. PBM seeks equitable relief and unspecified monetary damages. MJN denies all liability under any of PBM’s claims and has filed a counterclaim against PBM for false and misleading advertising with respect to certain PBM product advertising. MJN seeks equitable relief and unspecified monetary damages. Trial is scheduled to begin in early November 2009. MJN believes that PBM’s claims lack merit and is vigorously defending the lawsuit.

Three purported consumer class action suits seeking to take advantage of the PBM matter described above have also been filed and served on the Company. The suits are Michelle Weeks v. Mead Johnson Nutrition Company and Mead Johnson & Company, filed in the U.S. District Court (Central District of California) on August 18, 2009, Gina Martin v. Mead Johnson Nutrition Company and Mead Johnson & Company, filed in the U.S. District Court (District of Massachusetts) on September 25, 2009, and Allison Nelson et. al v. Mead Johnson Nutrition Company et. al, filed in the U.S. District Court (Southern District of Florida) on October 13, 2009. Each of these cases cite the PBM complaint as support for allegations that certain false and misleading advertising of Enfamil LIPIL infant formula has resulted in financial injury to consumers. We deny all allegations and will defend these cases.

At this time, the Company has no estimate of its potential loss in the event of an unfavorable outcome in the PBM matter or purported class actions described above, nor can MJN predict what, if any, effect the litigation may have on the Company’s current advertising.

Although MJN cannot predict with certainty the ultimate resolution of these or other lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material adverse effect on the Company’s business or financial condition, although an unfavorable outcome with respect to one or more of these proceedings could have a material adverse effect on the Company’s results of operations for the periods in which a loss is recognized.

17. OTHER (INCOME)/EXPENSES—NET

Included in other (income)/expenses—net for the three months ended September 30, 2009, was $3.2 million in severance costs. Included in other (income/expenses—net for the nine months ended September 30, 2009, was an $11.9 million gain on sale of a non-strategic intangible asset, and $10.0 million of income for a patent settlement, offset by $10.1 million in severance costs.

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

Financial Highlights

For the nine months ended September 30, 2009, net sales totaled $2,112.1 million, down 3% including an unfavorable foreign exchange impact of 6%, compared to $2,174.7 million from the same period in 2008. In our Asia/Latin America segment sales grew by 14%, excluding the adverse impact of foreign exchange, driven by market growth and market share gains in key markets due to our investments in product innovation and promotion. Sales decreased in our North America/Europe segment by 9%, excluding foreign exchange, due to market share losses and a market decline due to a decrease in births in the United States.

Earnings before interest and income taxes (EBIT) increased to $566.6 million, up from $560.8 million a year earlier. Factors affecting EBIT in the first nine months of 2009 include the benefit of lower commodity costs and the carryover benefit of pricing actions taken in 2008, along with price increases in 2009 in a select number of international markets. These benefits were somewhat offset by higher costs incurred as a stand-alone public company and the impact of a stronger dollar. Results for 2009 include costs associated with the initial public offering (IPO) and separation from Bristol-Myers Squibb Company (BMS) of $31.3 million.

Net earnings attributable to shareholders for the first nine months of 2009 totaled $335.6 million, compared with $347.5 million, for the same period a year ago. Net interest expense for the nine months ended September 30, 2009, totaled $75.3 million compared with $11.9 million for the same period in 2008. Results for 2009 benefited from a lower effective tax rate (ETR) compared with 2008 largely due to benefits associated with the restructuring of our foreign operations as part of the separation from BMS. The ETR for the nine months ended September 30, 2009, was 30.1% versus 35.5% for 2008. Earnings per diluted share for the nine months ended September 30, 2009, were $1.68, compared with $2.05 in 2008. There were 199.3 million diluted shares outstanding during the first nine months of 2009, versus 170.0 million shares in 2008.

Factors Affecting Comparability

The results for the three and nine months ended September 30, 2009 include several items related to the IPO and our separation from BMS that affect the comparability of the company’s financial results between 2009 and 2008. These items include specified IPO-related costs, interest expense, operating model changes, the ETR and the number of shares outstanding.

We incurred $7.2 million and $31.3 million in costs in connection with our IPO and separation during the three and nine months ended September 30, 2009, respectively, compared to $13.8 million and $14.0 million during the three and nine months ended September 30, 2008, respectively. These costs relate to legal, accounting, systems separation and consulting services.

On August 26, 2008, we issued a $2.0 billion intercompany note to BMS. The note was restructured at the IPO date reducing the related party debt to approximately $1.8 billion. Net interest expense during the three and nine months ended September 30, 2009, was $23.0 million and $75.3 million, respectively, compared with $11.9 million for both the three and nine months ended September 30, 2008.

Our 2009 results include operating model changes in Brazil, Europe and Mexico. In Brazil, our ability to operate as a new stand-alone subsidiary was delayed until late in the third quarter. Prior to that time, BMS distributed and recorded sales for our products and we conducted marketing activities. In Europe, we have transitioned to a third-party distributor model with BMS serving as our distributor. This reduced net sales by the amount of the distributors’ margin and lowered costs for the distribution-related expenses. In Mexico, we now operate our business through a newly formed operating subsidiary that is incurring higher profit sharing costs than were allocated to us when we operated within BMS. The combined effect of these operating model changes was to reduce net sales growth for the three months ended September 30, 2009, by $7.7 million and EBIT by $0.3 million. The combined effect of these operating model changes was to reduce net sales and EBIT growth for the nine months ended September 30, 2009, by $25.3 million and $1.7 million, respectively.

For the three and nine months ended September 30, 2009, the ETR was 27.7% and 30.1%, respectively, compared to 30.6% and 35.5% for the three and nine months ended September 30, 2008, respectively. The lower rates were attributable primarily to benefits associated with restructuring the Company’s foreign operations as part of the separation from BMS in the IPO process and the earnings mix.

Prior to February 10, 2009, there were 170.0 million shares of common stock outstanding. The company issued an additional 34.5 million shares of common stock in the IPO. As of September 30, 2009, we had 204.6 million diluted common shares.

In addition to these items that affect the 2009 results of operations, there are several adjustments to the balance sheet related to our separation from BMS. These include the recognition of pension and capital lease liabilities, inclusion of cash balances and restructuring of related-party debt and divisional equity. See “Item 1. Financial Statements.”

Three Months Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,

					% of Net Sales

(In millions, except per share data)	2009	2008	% Change		2009	2008
Net Sales	$699.8	$742.8	(6%	)	—	—
Earnings Before Interest and Income Taxes	159.7	163.7	(2%	)	23%	22%
Interest Expense—net	(23.0)	(11.9)	—		3%	2%
Earnings before Income Taxes	136.7	151.8	(10%	)	20%	20%
Provision for Income Taxes	(37.9)	(46.5)	(18%	)	5%	6%
Effective Tax Rate	27.7%	30.6%
Net Earnings	98.8	105.3	(6%	)	14%	14%
Less: Net Earnings Attributable to Noncontrolling Interests	(1.2)	(2.6)	—		0%	0%
Net Earnings Attributable to Shareholders	97.6	102.7	(5%	)	14%	14%
Weighted Average Common Shares Outstanding – Diluted	204.6	170.0
Earnings per Common Share – Diluted	$0.48	$0.61

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended September 30,

					% Change Due to

(Dollars in millions)	2009	2008	% Change		Volume		Price	Foreign Exchange
Asia/Latin America	$413.8	$400.1	3%		2%		8%	(7%	)

North America/Europe	286.0	342.7	(17%	)	(16%	)	1%	(2%	)

Net Sales	$699.8	$742.8	(6%	)	(7%	)	5%	(4%	)

Our Asia/Latin America segment represented 59% of net sales for the three months ended September 30, 2009, compared to 54% for the three months ended September 30, 2008. We continue to achieve significant sales growth in our international markets, particularly in Asia, where sales grew by double digits, excluding the impact of foreign exchange. Our success in the Asia/Latin America segment comes from market growth as well as our investment in product innovation, sales force, advertising and product promotion. China, which is our second largest market, continues to grow at rates more than double those for the Asia/Latin America segment as a whole. Multiple other Asian and Latin American countries achieved double-digit growth as well, excluding the impact of foreign exchange.

The decrease in North America/Europe segment sales was primarily due to weaker performance in the United States driven by share losses, U.S. retail inventory reductions and the contraction in the U.S. market from lower births. The reduction in inventories held by retailers in the United States during the three months ended September 30, 2009, followed a corresponding build by retailers in the three months ended June 30, 2009, due to the launch of Enfamil PREMIUM LIPIL in April 2009. Excluding the impact of foreign exchange, Europe sales declined due in large part to a reduction of distributor inventory levels.

We have three product categories: (1) infant formula, (2) children’s nutrition and (3) other. The North America/Europe segment is principally an infant formula market whereas the Asia/Latin America segment sells a balance of infant formula and children’s nutrition products. Our net sales by product category are shown in the table below:

	Three Months Ended September 30,
(Dollars in millions)	2009	2008	% Change
Infant Formula	$445.1	$496.8	(10%	)
Children’s Nutrition	233.5	220.7	6%
Other	21.2	25.3	(16%	)

Net Sales	$699.8	$742.8	(6%)

Excluding foreign exchange, infant formula decreased 8%, primarily reflecting the sales decline in the North America/Europe segment, which are primarily infant formula markets. Excluding foreign exchange, children’s nutrition increased 14%, reflecting the strength of the business in Asia and Latin America.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales was as follows:

	Three Months Ended September 30,
(Dollars in millions)	2009	2008	% Change
Gross Sales	$964.3	$1,021.7	(6%)
Gross-to-Net Sales Adjustments
WIC Rebates	(187.3)	(201.7)	(7%)
Sales Discounts	(26.8)	(22.4)	20%
Returns	(17.4)	(19.4)	(10%)
Cash Discounts	(11.2)	(12.4)	(10%)
Prime Vendor Charge-Backs	(9.3)	(10.5)	(11%)
Coupons and Other Adjustments	(12.5)	(12.5)	0%

Total Gross-to-Net Sales Adjustments	(264.5)	(278.9)	(5%)

Total Net Sales	$699.8	$742.8	(6%)

Adjustments as a percentage of gross sales were flat year-over-year. The decline in Women, Infants and Children (WIC) rebates was due to a decline in U.S. births and the reduction of infant formula vouchers provided by government agencies in select states. The change in sales discounts was due to new product launches along with a mix shift in sales to Asia/Latin America where sales discounts are typically higher than in North America/Europe.

Gross Profit

	Three Months Ended September 30,
(Dollars in millions)	2009	2008	% Change
Net Sales	$699.8	$742.8	(6%)
Cost of Products Sold	244.6	287.9	(15%)

Gross Profit	$455.2	$454.9	0%
Gross Margin	65.0%	61.2%

Improvements in gross margin were driven by reduced commodity costs and product pricing partially offset by the negative impact of foreign exchange and higher manufacturing costs from capacity increases.

Operating Expenses

	Three Months Ended September 30,
				% of Net Sales
(Dollars in millions)	2009	2008	% Change	2009	2008
Operating Expenses:
Marketing, Selling and Administrative	$164.0	$173.9	(6%)	23%	23%
Advertising and Product Promotion	105.2	97.0	8%	15%	13%
Research and Development	17.6	17.8	(1%)	3%	2%
Other (Income)/Expenses—net	8.7	2.5	—	1%	0%

Marketing, Selling and Administrative Expenses

The decrease in marketing, selling and administrative expenses was primarily due to the positive impact of foreign exchange, lower distribution costs and sales force productivity initiatives. Costs related to our IPO and other separation costs decreased compared to the prior year, however, this decrease was offset by higher litigation costs.

Advertising and Product Promotion Expenses

Our advertising and product promotion expenses are influenced by the timing of key product launches and promotions. The increase reflected the continued investment in Asia and Latin America.

Research and Development Expenses

Research and development expenses remained stable year-over-year.

Other (Income)/Expenses—net

Other (income)/expenses—net for the three months ended September 30, 2009, increased by $6.2 million due primarily to foreign exchange losses on assets held in non-functional currencies.

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

	Three Months Ended September 30,
(Dollars in millions)	2009	2008	% Change
Asia/Latin America	$143.7	$108.2	33%
North America/Europe	90.3	115.6	(22%	)
Corporate and Other	(74.3)	(60.1)	24%

Total Earnings Before Interest and Income Taxes	$159.7	$163.7	(2%	)

The increase in EBIT for Asia/Latin America was driven by higher net sales in addition to an improved gross margin, resulting from favorable commodity costs and increased pricing, largely from late 2008 price increases.

The decrease in EBIT for the North America/Europe segment was largely due to the sales decline, partly offset by sales force productivity initiatives.

Expenses for the Corporate and Other segment increased $14.2 million driven primarily by higher litigation costs and severance activities that occurred during the third quarter of 2009.

Interest Expense—net

Interest expense—net for the third quarter of 2009 primarily represents interest incurred on the $744.2 million 2014 Note, the $500.0 million 2016 Note and the $500.0 million 2019 Note. Interest expense—net for the third quarter of 2008 represented interest incurred on the $2.0 billion intercompany note payable issued in August 2008.

Income Taxes

The ETR for the three months ended September 30, 2009, decreased to 27.7% from 30.6% for the three months ended September 30, 2008. The lower rate was primarily attributable to benefits associated with the restructuring of our foreign operations as part of the separation from BMS in the IPO process and the earnings mix.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consisted of an 11% interest in MJN China and a 10% interest in MJN Indonesia held by third parties.

Net Earnings Attributable to Shareholders

For the three months ended September 30, 2009, net earnings attributable to shareholders decreased by $5.1 million to $97.6 million compared with the three months ended September 30, 2008. The decrease was primarily due to higher interest expense and the unfavorable impact of foreign exchange, partially offset by a reduction in the ETR.

Nine Months Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
					% of Net Sales

(In millions, except per share data)	2009	2008	% Change		2009	2008
Net Sales	$2,112.1	$2,174.7	(3%	)	—	—
Earnings Before Interest and Income Taxes	566.6	560.8	1%		27%	26%
Interest Expense—net	(75.3)	(11.9)	—		4%	1%
Earnings before Income Taxes	491.3	548.9	(10%	)	23%	25%
Provision for Income Taxes	(147.9)	(195.1)	(24%	)	7%	9%
Effective Tax Rate	30.1%	35.5%
Net Earnings	343.4	353.8	(3%	)	16%	16%
Less: Net Earnings Attributable to Noncontrolling Interests	(7.8)	(6.3)	—		0%	0%
Net Earnings Attributable to Shareholders	335.6	347.5	(3%	)	16%	16%
Weighted Average Common Shares Outstanding – Diluted	199.3	170.0
Earnings per Common Share – Diluted	$1.68	$2.05

Net Sales

Our net sales by reportable segments are shown in the table below:

	Nine Months Ended September 30,

				% Change Due to

(Dollars in millions)	2009	2008	% Change	Volume	Price	Foreign Exchange
Asia/Latin America	$1,200.1	$1,138.7	5%	3%	11%	(9%)

North America/Europe	912.0	1,036.0	(12%)	(9%)	0%	(3%)

Net Sales	$2,112.1	$2,174.7	(3%)	(3%)	6%	(6%)

Our Asia/Latin America segment represented 57% of net sales for the nine months ended September 30, 2009, compared to 52% for the nine months ended September 30, 2008. We continue to have significant sales growth in our international markets, particularly in Asia where sales increased by double digits, excluding the impact of foreign exchange. Our success in the Asia/Latin America segment comes from market growth as well as our investments in product innovation, sales force, advertising and product promotion. Sales growth in China, our second largest market, was the highest of any market in which we operate on a year-to-date basis, although multiple other Asian and Latin American countries increased sales by double digits, excluding the impact of foreign exchange. Volume growth of 3% in the segment was adversely impacted by approximately two percentage points due to the operating model change in Brazil.

The decrease in North America/Europe sales was primarily due to weaker performance in the United States driven by share losses and the contraction in the U.S. market from lower births.

Our net sales by product category are shown in the table below:

	Nine Months Ended September 30,
(Dollars in millions)	2009	2008	% Change
Infant Formula	$1,376.3	$1,462.2	(6%)
Children’s Nutrition	667.5	640.7	4%
Other	68.3	71.8	(5%)

Net Sales	$2,112.1	$2,174.7	(3%)

Excluding foreign exchange, infant formula decreased 2% reflecting the decreases in the North America/Europe segment, which are predominantly infant formula markets. Excluding foreign exchange, children’s nutrition increased 14%, reflecting the strength of the business in Asia and Latin America.

The reconciliation of our gross sales to net sales was as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2009	2008	% Change
Gross Sales	$2,905.2	$2,997.8	(3%)
Gross-to-Net Sales Adjustments
WIC Rebates	(569.0)	(601.7)	(5%)
Sales Discounts	(76.0)	(63.9)	19%
Returns	(54.2)	(48.7)	11%
Cash Discounts	(33.4)	(35.4)	(6%)
Prime Vendor Charge-Backs	(29.3)	(32.1)	(9%)
Coupons and Other Adjustments	(31.2)	(41.3)	(24%)

Total Gross-to-Net Sales Adjustments	(793.1)	(823.1)	(4%)

Total Net Sales	$2,112.1	$2,174.7	(3%)

Adjustments as a percentage of gross sales remained flat year-over-year. The decline in WIC rebates was due to a decline in U.S. births and the reduction of infant formula vouchers provided by government agencies in select states. The change in sales discounts and coupons was due to promotional mix and new product launches along with a mix shift in sales to Asia/Latin America where sales discounts are typically higher than in North America/Europe. The increase in returns was due to an abnormally low amount of returns during the nine months ended September 30, 2008.

Gross Profit

	Nine Months Ended September 30,
(Dollars in millions)	2009	2008	% Change
Net Sales	$2,112.1	$2,174.7	(3%)
Cost of Products Sold	728.3	812.0	(10%)

Gross Profit	$1,383.8	$1,362.7	2%
Gross Margin	65.5%	62.7%

Improvements in gross margin were driven by reduced commodity costs and product pricing partially offset by the negative impact of foreign exchange and higher manufacturing costs from capacity increases.

Operating Expenses

	Nine Months Ended September 30,
				% of Net Sales
(Dollars in millions)	2009	2008	% Change	2009	2008
Operating Expenses:
Marketing, Selling and Administrative	$482.2	$465.0	4%	23%	21%
Advertising and Product Promotion	282.7	276.3	2%	13%	13%
Research and Development	51.3	51.5	0%	2%	2%
Other (Income)/Expenses—net	1.0	9.1	—	0%	0%

Marketing, Selling and Administrative Expenses

The majority of the increase in marketing, selling and administrative expenses was due to $22.3 million in additional corporate expenses that we now carry as a public company such as legal and audit fees, along with treasury, tax and other functions that were not necessary when we operated as a wholly owned subsidiary of BMS, as well as $17.3 million of incremental costs related to our IPO and $5.3 million of litigation costs. These increases were partially offset by the positive impact of foreign exchange and reduced distribution costs.

Advertising and Product Promotion Expenses

Our advertising and product promotion expenses are influenced by the timing of our key product launches and promotions and are increasing with our continued investment in growth for the Asia/Latin America segment.

Research and Development Expenses

Research and development expenses remained flat as compared to prior year.

Other (Income)/Expenses—net

Other (income)/expenses—net for the nine months ended September 30, 2009, changed by $8.1 million due primarily to a favorable patent settlement of $10.0 million and gain on sale of a non-strategic intangible asset of $11.9 million, offset by severance charges of $10.1 million and foreign exchange losses on assets held in non-functional currencies.

Earnings Before Interest and Income Taxes

	Nine Months Ended September 30,
(Dollars in millions)	2009	2008	% Change
Asia/Latin America	$438.5	$359.4	22%
North America/Europe	310.5	357.6	(13%	)
Corporate and Other	(182.4)	(156.2)	17%

Total EBIT	$566.6	$560.8	1%

The increase in EBIT for Asia/Latin America was driven by higher net sales and an improved gross margin.

The decrease in EBIT for North America/Europe was primarily due to lower net sales offset partially by improved gross margins, lower distribution costs and sales force productivity initiatives.

Expenses for the Corporate and Other segment were principally due to $21.8 million of additional costs that we now carry as a public company such as legal and audit fees, along with treasury, tax and other functions that were not necessary when we operated as a wholly owned subsidiary of BMS, $17.3 million in incremental expenses related to our IPO and separation from BMS, $10.1 million in severance costs and $5.3 million of litigation costs. These increases were partially offset by an $11.9 million gain on sale of a non-strategic intangible asset, a $10.0 million favorable patent settlement and the timing of operating expenses.

Interest Expense—net

Interest expense—net for the nine months ended September 30, 2009, primarily represents interest incurred on the $744.2 million 2014 Note, the $500.0 million 2016 Note and the $500.0 million 2019 Note. Interest expense—net for the nine months ended September 30, 2008, represented interest incurred on the $2.0 billion intercompany note payable issued in August 2008.

Income Taxes

The ETR for the nine months ended September 30, 2009, decreased to 30.1% from 35.5% for the nine months ended September 30, 2008. The lower rate was attributable primarily to benefits associated with the restructuring of our foreign operations as part of the separation from BMS in the IPO process and the earnings mix.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consisted of an 11% interest in MJN China and a 10% interest in MJN Indonesia held by third parties.

Net Earnings Attributable to Shareholders

For the nine months ended September 30, 2009, net earnings attributable to shareholders decreased by $11.9 million to $335.6 million compared with the nine months ended September 30, 2008. The decrease was primarily due to interest expense and higher costs incurred as a stand-alone public company, partially offset by an improvement in gross margin and a reduction in the ETR.

Financial Position, Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and available borrowings under our $410.0 million revolving credit facility. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of our cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditure for maintenance, equipment, buildings and computer software. Cash flows used in financing activities historically have represented the transfer of cash to BMS. In 2009, cash flows from financing activities primarily represent activities related to the IPO and separation from BMS and dividends. Going forward, cash flows from financing activities will reflect any borrowings, repayment of debt and dividend payments. The declaration and payment of dividends is at the discretion of our board of directors and depends on many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deem relevant. On September 1, 2009, our board of directors declared a dividend of $0.20 per share for the quarter ending September 30, 2009. The dividend was paid on October 1, 2009, to shareholders of record on September 17, 2009. Cash dividends paid for the nine months ended September 30, 2009, were $61.4 million. There were no cash dividends paid in 2008.

Prior to the IPO, we did not report cash or cash equivalents on our balance sheet and BMS managed the treasury relationships for receiving and disbursing cash to cover all cash flow activity from operations and investing activities. Following the IPO, we assumed responsibility for our treasury function, including the management and reporting of cash and cash equivalents, with support services provided by BMS under the Transition Services Agreement. We believe that cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments. In addition, we have $410.0 million available to us under our revolving credit facility. There were no borrowings outstanding under the revolving credit facility as of September 30, 2009.

	Nine Months Ended September 30,
(Dollars in millions)	2009	2008
Cash flow provided by/(used in):
Operating Activities	$416.7	$384.0
Investing Activities	(45.8)	(49.4)
Financing Activities	214.3	(334.6)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	12.2	-

Net Increase in Cash and Cash Equivalents	$597.4	$-

Cash flow provided by operating activities increased $32.7 million primarily due to a $47.2 million decrease in net current assets and liabilities in 2009 compared with a $17.7 million increase in net current assets and liabilities in 2008. The decrease in net current assets and liabilities in 2009 was attributable to working capital improvement initiatives and lower commodity costs affecting inventory and accounts payable, as well as increases in accrued liabilities and taxes payable, partially offset by a decrease in related party payables—net. The decrease in net current assets and liabilities in 2009 was partially offset by pension plan contributions. The increase in net current assets and liabilities in 2008 was primarily attributable to inventory builds. Net cash used in investing activities decreased slightly due to an $11.9 million cash inflow before taxes related to the sale of a non-strategic intangible asset, partly offset by an $8.6 million increase in capital expenditures. The increase in cash flow provided by financing activities during 2009 was due to the $782.3 million net cash proceeds from the IPO and a $97.7 million net transfer from BMS offset by, a $602.8 million repayment of related party debt and dividend payments of $61.4 million. The net transfer from BMS included in financing activities during 2009 consisted mainly of a $286.0 million cash contribution from BMS offset by a $176.8 million settlement of related party payables. The decrease in cash flow used in financing activities during 2008 largely represents the transfer of cash to BMS.

Cash flow provided by operating activities includes $140.9 million paid to BMS for interest expense and corporate and shared services. Of this amount, $59.3 million of interest expense was paid from the IPO proceeds and $52.5 million of interest and $29.1 million for corporate services was paid post-IPO through September 30, 2009. Cash flow provided by financing activities includes a $51.0 million dividend payment to BMS.

Capital Expenditures

Our capital expenditures were $64.4 million for the nine months ended September 30, 2009. The cash outflow for capital expenditures was $59.3 million, reflecting additions and the increase in accounts payables for capital expenditures. We expect our capital expenditures to increase for the remainder of 2009 for additional manufacturing capabilities, the initial investments in new information technology systems and the expansion of our research and development facilities.

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

In order to take advantage of lower available interest rates, the Company is considering options to refinance the 2014 Note, 2016 Note and 2019 Note currently held by BMS.

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

In addition, the Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, ERISA matters and cross-default to other debt agreements. The Company was in compliance with all debt covenants as of September 30, 2009.

Contractual Obligations and Commitments

For discussion of the Company’s contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Annual Report on Form 10-K (2008 Form 10-K).

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Information pertaining to legal proceedings can be found in “Part 1. Item 1. Financial Statements—Note 16. Legal Proceedings and Contingencies,” to the interim consolidated financial statements, and is incorporated herein by reference.

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

Mead Johnson Nutrition Company

Date: October 28, 2009	By: /s/ Stanley D. Burhans
Stanley D. Burhans Vice President and Controller and Chief Accounting Officer