Form 10-K
period 2009-12-31
Mead Johnson Nutrition Co
filed 2010-02-25
CIK 1452575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number 001-34251

MEAD JOHNSON NUTRITION COMPANY

(Exact name of registrant as specified in its charter)

Delaware	80-0318351
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2701 Patriot Blvd.

Glenview, Illinois 60026

(Address of principal executive offices)

Registrant’s telephone number: (847) 832-2420

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

    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregated market value of the 76,768,037 shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,438,920,535. At February 16, 2010, there were 204,500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held May 11, 2010, are incorporated by reference into PART III of this Annual Report on Form 10-K.

1

PART I

Item 1.	BUSINESS.

In this Annual Report on Form 10-K, we refer to Mead Johnson Nutrition Company and its subsidiaries as “the Company,” “MJN,” “Mead Johnson,” “we” or “us.”

Our Company

Mead Johnson Nutrition Company is a global leader in pediatric nutrition with $2.8 billion in net sales for the year ended December 31, 2009. We are committed to creating trusted nutritional brands and products that help improve the health and development of infants and children around the world and provide them with the best start in life. Our Enfa family of brands, including Enfamil infant formula, is the world’s leading brand franchise in pediatric nutrition, based on retail sales. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or industry-defining products across each of our product categories. Our singular focus on pediatric nutrition and our implementation of a business model that integrates nutritional science with health care and consumer marketing expertise differentiate us from many of our competitors.

We market our portfolio of more than 70 products to mothers, health care professionals and retailers in more than 50 countries in Asia, North America, Latin America and Europe. Our two reportable segments are Asia/Latin America and North America/Europe, which comprised 58% and 42%, respectively, of our net sales for the year ended December 31, 2009. See “Item 8. Financial Statements—Note 17. Segment Information.” For the year ended December 31, 2009, 65% of our net sales were generated in countries outside of the United States.

We believe parents and health care professionals associate the Mead Johnson name and the Enfa family of brands with quality, science-based pediatric nutrition products. We believe the strength of our brands allows us to create and maintain consumer loyalty across our product portfolio and stages of pediatric development.

The two principal product categories in which we operate are infant formula and children’s nutrition, which represented 64% and 33% of our net sales for the year ended December 31, 2009, respectively.

Our History

Mead Johnson was founded in 1905, and we introduced Dextri-Maltose, our first infant formula product, in 1911. Over the next several decades, we built upon our leadership in science-based nutrition, introducing many innovative infant feeding products while expanding into vitamins, pharmaceutical products and adult and children’s nutrition. Some of our products brought such significant improvements in quality of life that they became cultural icons of their times. Others, developed in cooperation with clinicians and leading nutrition researchers, established a partnership between Mead Johnson and the scientific community that continues to this day.

During the course of our history, we have expanded our operations into geographies outside of the United States, including Asia, Latin America and Europe and now focus on pediatric nutrition. Throughout our history, our deeply-held commitment to support breastfeeding and our commitment to improve the health and development of infants and children around the world have been hallmarks of our organization. In 1967, we became a wholly owned subsidiary of Bristol-Myers Squibb Company (BMS).

In February 2009, we consummated an initial public offering of 34.5 million shares of our Class A common stock and Mead Johnson became an independent, separately traded, publicly-held company. At that time, BMS beneficially owned 42,344,571 shares of our Class A common stock (representing approximately 55.1% of our outstanding shares of Class A common stock) and 127,655,429 shares of our Class B common stock (representing 100% of the outstanding shares of Class B common stock).

On December 23, 2009, BMS completed an exchange offer whereby BMS converted all outstanding shares of Class B common stock to Class A common stock and then disposed its entire ownership and voting interest in us, resulting in the split-off of Mead Johnson from BMS. Effective January 7, 2010, our Class A common stock was reclassified as common stock, par value $0.01 per share. Following the split-off, we are completely independent from BMS subject to certain agreements between BMS and us that will remain in place for specified terms. See “Item 8. Financial Statements—Note 4. Activities With Former Parent, BMS” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our Growth Strategies

We are committed to improving the health and development of infants and children around the world. We intend to grow our business profitably through the following strategic initiatives:

Build on Our Leadership Position in Our Core Businesses

We intend to grow our business in our core countries and product categories by building loyal usage of our brands, introducing innovative products that differentiate us in the marketplace and leveraging our expertise in marketing to consumers and health care professionals. In addition, we will continue to implement best practices and insights using our balance of local, regional and global capabilities to execute the most effective programs in all markets. We have a successful business model based on acquiring new consumers and retaining them. We also intend to invest in order to attract, retain and train talented employees who are committed to improving the health of the world’s infants and children and who have world class capabilities in key business disciplines, including marketing, sales, product development, supply chain and finance.

Continued Leadership in Innovation

Innovation is fundamental to our long-term growth and profitability. We continually invest in research and development (R&D) and have established world-class professional capabilities in our global R&D headquarters located in Evansville, Indiana and regional labs around the world. Our processes drive the integration of nutritional science with marketing across all phases of product development. We believe we have a strong innovation pipeline that is focused on improving the health and development of infants and children, with a particular focus on brain development, allergy and tolerance issues, immunity, healthy growth and improved product experience. Investments in leading systems and processes will be used to reduce cycle times for projects in our pipeline, and we are planning to bring a systematic flow of innovations to market over time. We believe our global R&D capabilities, the strength of our brands and our ability to convert advances in nutritional science into marketable product innovations will continue to allow us to successfully develop new products and improve existing products across each of our product categories.

Capitalize on Favorable Demographic Trends Driving Growth in Emerging Markets

Opportunities in Asia and Latin America, driven in part by favorable demographic trends, are estimated to account for a majority of the dollar (value) growth in the pediatric nutrition industry over the next five years. We have established presence in these emerging markets with our Asia/Latin America segment accounting for 58% of total sales for the year ended December 31, 2009. We believe that our strong global brands, sales and marketing expertise, and investments to expand our distribution footprint, will enable us to continue to grow by capitalizing on the favorable demographic trends in these emerging markets.

Expansion into Selected High-Growth Geographic Markets and Adjacent Product Categories

Emerging markets in Asia, Latin America, Eastern Europe and the Middle East are projected to experience continued growth. We have established replicable business models and developed a deep understanding of business drivers in our core markets that we believe will lead to success in selected new high-growth markets. We believe our global supply chain infrastructure, along with the strength of our business model and demand-creation capabilities, strategically positions us for further expansion into certain high-growth regions in which we currently have a more limited presence. In addition, there is a global trend of mothers seeking increased nutritional reassurance, and mothers and health care professionals alike associate the Mead Johnson name and the Enfa family of brands with the highest quality nutrition. We believe there are opportunities to extend our strong brand equities into select adjacent product categories through organic development, partnerships and acquisitions.

Continuously Improve Upon Our Manufacturing and Global Supply Chain Excellence

We seek to continuously improve the management and operation of our business by increasing efficiency in our operations at all stages of production, from sourcing of raw materials to manufacturing and distribution in local geographies. We maintained higher operating margins than those of our primary competitors in 2009, and we plan to continue to achieve incremental cost savings through broad-based, bottom-up organizational involvement.

Our Brands

The Mead Johnson name has been associated with science-based nutritional products for over 100 years. In addition to the Mead Johnson name, our products are marketed around the world under brands that we have developed through our global sales and marketing efforts.

Enfa Family of Brands

The Enfa family of brands includes several of the world’s leading infant formula and children’s nutrition brands. We have positioned the Enfa family of brands as providing unique, clinically supported health and developmental benefits. The Enfa family of brands features infant formula products that include docosahexaenoic acid (DHA) and arachidonic acid (ARA), which support brain, visual and nervous system development. Our Enfa family of brands accounted for 76% of our net sales for the year ended December 31, 2009, and is the world’s leading brand franchise in pediatric nutrition, based on retail sales.

Building upon the strength of our brand equity, we have extended the Enfa family of brands into the fast-growing children’s nutrition category. We believe we have enhanced consumer retention by creating links between age groups and leveraging brand loyalty.

Additionally, the use of the Enfa prefix in our prenatal nutrition products (such as EnfaMama A+) reinforces the scientific basis, quality and innovation that these products hold in common with our core pediatric nutrition line.

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

Complementary Brands

In addition to the Enfa family of brands, we market several other powerful brands on a local, regional or global basis. These brands complement the Enfa family of brands portfolio and are designed to meet the nutritional needs of broad consumer populations (such as ChocoMilk and Cal-C-Tose) or the specific nutritional needs of infants under the supervision of health care professionals (such as Nutramigen).

Stages of Development

Generally, there are five stages of pediatric development and we produce different products for each of these stages. The stages of development are illustrated below:

In the United States, our business is primarily focused on the infant formula category (Stages 1 and 2). Outside of the United States, however, we market both infant formula products (Stages 1 and 2) and children’s nutrition products designed for the changing nutritional needs of growing toddlers and children (Stages 3, 4 and 5). This allows us to take advantage of brand loyalty developed in Stages 1 and 2 to retain consumers as they grow older.

Our Products

Our pediatric nutrition products are grouped by category of feeding: (1) infant formula products, (2) children’s nutrition products and (3) other products. Infant formula, children’s nutrition and other product sales comprised approximately 64%, 32% and 4% of our net sales for the year ended December 31, 2009, respectively.

Infant Formula

General

Our infant formula products include formulas for routine feeding, solutions formulas for mild intolerance and specialty formula products, including formulas for severe intolerance, formulas for premature and low birth weight infants and medical nutrition products. In 2009, we reclassified certain products previously classified as routine infant formula into specialty formula, which impacts the percentage of those formulas as a percentage our infant formula net sales indicated for prior years in the discussion below. The table below illustrates our key infant formula brands and products:

ROUTINE INFANT FORMULA	SOLUTIONS FORMULA FOR COMMON FEEDING PROBLEMS	SPECIALTY FORMULAS
Stage 1 • Enfamil PREMIUM LIPIL • Enfamil LIPIL • Enfalac A+ • Enfamil Premium Stage 2 • Enfamil PREMIUM NEXT STEP • Enfapro A+ • Enfapro Premium

Many available in stages 1 and 2

•      Enfamil Gentlease: for gas/fussiness

•      Enfamil ProSobee: soy formula

•      Enfamil LactoFree: for lactose intolerance

•      Enfamil A.R: for anti-regurgitation

•      Enfamil HA: for infants with milk protein allergy

Many available in stages 1 and 2

•      Nutramigen LIPIL: for severe protein sensitivity

•      Nutramigen AA: for multiple food allergies

•      Pregestimil: for fat malabsorption

•      Enfamil Premature: for premature infants

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

Each product is referred to as a “formula”, as it is formulated for the specific nutritional needs of an infant of a given age. Generally, our routine infant formula has the following four main components: (1) protein from cow’s milk that is processed to have a profile similar to human milk, (2) a blend of vegetable fats (including DHA/ARA) to replace bovine milk fat in order to better resemble the composition of human milk, (3) a carbohydrate, generally lactose from cow’s milk and (4) a vitamin and mineral “micronutrient” pre-mix that is blended into the product to meet the specific needs of the infant at a given age. Patterned after breast milk, which changes composition to meet the infant’s changing nutritional needs, we produce two stages of infant formula. Stage 1 formula is consumed by newborn infants up to six months of age, and Stage 2 formula is generally consumed by infants aged from six to twelve months. Our most prominent product form around the world is milk-based powder, but we also produce several infant formulas in ready-to-use and concentrated liquid form for sale in the United States and Canada.

We market the same product under different names in different regions, based on regional marketing strategies and regional brand recognition. For example, our premium Stage 1 infant formulas containing DHA and ARA are sold under the brands Enfamil PREMIUM LIPIL and Enfamil LIPIL in the United States. Outside the United States, Enfamil LIPIL is sold under the brand Enfamil Premium in Latin America and Enfamil A+/Enfalac A+ in Asia and Europe. In parts of Asia, Latin America and Europe, we use the name Enfapro for our Stage 2 products.

Routine infant formula products comprised 67%, 65%, and 64% of our infant formula net sales for the years ended December 31, 2009, 2008, and 2007, respectively.

Solutions Formulas

We design several solutions formulas to address common feeding tolerance problems in normal infants, including spitting-up, fussiness, gas and lactose intolerance. We market our solutions infant formulas for mild intolerance such as Gentlease and Prosobee under the Enfa family of brands name.

Solutions infant formula products comprised 18%, 19%, and 20% of our infant formula net sales for the years ended December 31, 2009, 2008, and 2007, respectively.

Specialty Formulas

Our specialty formulas include: (1) formulas for severe intolerance, (2) formulas for premature and low birth weight infants and (3) medical nutrition products. Specialty infant formula products comprised 15%, 16%, and 16% of our infant formula net sales for the years ended December 31, 2009, 2008, and 2007, respectively.

Formulas for Severe Intolerance

We design formulas for severe intolerance to be used on the specific recommendation and under the supervision of a doctor. We specially formulate these products for use by infants displaying symptoms of certain conditions or diagnosed with special medical needs.

Nutramigen infant formula was the first infant formula to include protein hydrolysate in the United States. This ingredient is easier for infants with severe intolerance to digest because its protein is extensively hydrolyzed (or broken down into peptides, a process that would otherwise be performed in the infant’s stomach). We designed Nutramigen infant formula for use by infants with severe cow’s milk protein allergies. Nutramigen with LGG infant formula is a variant of Nutramigen we market in Europe and the United States. LGG is a probiotic ingredient that has been associated with reduced incidence of infant atopic dermatitis, a non-contagious skin disease characterized by chronic inflammation of the skin, resulting from an allergy to cow’s milk. Nutramigen AA infant formula is an amino acid formula we formulated with fully broken-down proteins that can be consumed without the need for digestion of the protein. We designed this product for infants who experience a severe allergy to cow’s milk or multiple other food allergies. Pregestimil infant formula is a variation of the Nutramigen formulation designed mainly for fat malabsorption. It contains medium chain triglycerides oil instead of fat.

Formulas for Premature and Low Birth Weight Infants

We also design products for premature and low birth weight infants to meet these infants’ unique needs under the supervision of a doctor, most often in the hospital. Typically, such infants need extra assistance obtaining the requisite nutrition. They require a higher density of nutrients and calories because they cannot take in enough volume of breast milk or routine infant formula. We designed Enfamil Human Milk Fortifier product as a supplement to a mother’s breast milk that improves nutritional density. EnfaCare infant formula, another of our products, is a hypercaloric formula available at retail for premature babies when they are able to go home. In addition, Enfamil Premature is an infant formula used primarily in the hospital.

Medical Nutrition

We also produce medical foods, or foods for special medical purposes, for nutritional management of individuals with rare, inborn errors of metabolism such as maple syrup urine disease (Mead Johnson BCAD) and phenylketonuria (Mead Johnson Phenyl-Free). Category 1 products are intended for infants and young children from zero to three years of age and Category 2 products are suitable for children and adults. We produce approximately 20 formulas targeted at specific disorders for use under the direct and continuous supervision of a physician. We market these medical nutrition products under the Mead Johnson brand name.

Children’s Nutrition Products

Children’s nutrition products are designed to provide children with enhanced nutrition. Our children’s nutrition business is present primarily in Asia and Latin America. We separate our children’s nutrition products into two categories: (1) Enfa branded children’s nutrition products and (2) other children’s nutrition products. The table below illustrates our key children’s nutrition products:

ENFA BRANDED CHILDREN’S NUTRITION PRODUCTS	OTHER CHILDREN’S NUTRITION PRODUCTS
Stage 3 • Enfagrow A+ • Enfagrow Premium Stage 4 • Enfakid A+ Stage 5 • EnfaSchool A+

Many available in stages 3, 4 and 5

•     Sustagen KID: nutritious powdered milk for picky eaters

•     Lactum: nutritious powdered milk for picky eaters

•     ChocoMilk: nutritious milk modifier

•     Cal-C-Tose: nutritious milk modifier

Enfa Branded Children’s Nutrition Products

Outside of the United States, we market children’s nutrition products under the Enfa family of brands. We design these products to meet the changing nutrition needs of children at different stages of development. We offer products at Stages 3, 4 and 5 that are designed for children’s nutritional needs at one to three years of age, three to five years of age and beyond five years of age, respectively. These products are not breast milk substitutes and are not designed for use as the sole source of nutrition but instead are designed to be a part of a child’s appropriate diet. Our use of the Enfa prefix allows for a consistent equity across Stages 3 and 4, with products such as Enfagrow offered at Stage 3 and Enfakid offered at Stage 4 and EnfaSchool at Stage 5. Enfa branded children’s nutrition products comprised 65%, 56%, and 53% of our children’s nutrition products sales for the years ended December 31, 2009, 2008, and 2007, respectively.

Other Products

We also produce a range of other products, including pre-natal and post-natal nutritional supplements for expectant and nursing mothers, including Expecta LIPIL, EnfaMama A+. Our products for expectant or nursing mothers provide the developing fetus or breastfed infant with vitamin supplements and/or an increased supply of DHA for brain, visual and nervous system development. These products also supplement the mother’s diet by providing either DHA or ARA with increased proteins, as well as 24 vitamins and minerals. Our pediatric vitamin products, such as Enfamil Poly-Vi-Sol, provide a range of benefits for infants, including multivitamins and iron supplements. These other products comprised 4%, 3%, and 3% of our net sales for the years ended December 31, 2009, 2008, and 2007, respectively.

The Special Supplemental Nutrition Program for Women, Infants and Children (WIC)

The WIC program is a U.S. Department of Agriculture (USDA) program created to provide nutritious foods, nutrition education and referrals to health care professionals and other social services to those considered to be at nutritional risk, including low-income pregnant, postpartum and breastfeeding women and infants and children up to age five. It is estimated that approximately 52% of all infants born in the United States during the 12-month period ending December 31, 2009, benefited from the WIC program. The USDA program is administered individually by each state.

Participation in the WIC program is an important part of our U.S. business based on the volume of infant formula sold under the program. Our financial results reflect net WIC sales, after taking into account the rebates we paid to the state WIC agencies, which represented approximately 14% of our U.S. net sales and 5% of our global net sales in the year ended December 31, 2009.

During 2009, changes went into effect that resulted in less infant formula per participant being provided under the WIC program. We do not believe that these changes will have an adverse effect on our business.

WIC Eligibility and Participation

The WIC program is available in all 50 U.S. states, 34 Indian Tribal Organizations, American Samoa, District of Columbia, Guam, Commonwealth Islands of the Northern Marianas, Puerto Rico and the U.S. Virgin Islands. To be eligible to participate in WIC, one must: (1) be a pregnant or postpartum woman or a child less than five years of age, (2) be at “nutrition risk”, as determined by a health care professional and (3) meet certain income requirements. Under the WIC eligibility guidelines, families who are at or below 185% of the U.S. poverty level may participate (with some adjunct eligibility for families qualifying for other federal aid programs).

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

Our WIC Participation

Manufacturers that choose to compete for WIC contracts must have a widely distributed infant formula brand in order to meet the requirements of the contract bidding process. As of December 31, 2009, we hold the contracts that supply approximately 41% of WIC births. During 2009, we were the successful bidder for WIC contracts in Arkansas, Mississippi, Nebraska, New Mexico, North Carolina and South Dakota. These were all renewals of contracts that we previously held.

As of December 31, 2009, we hold the exclusive WIC contract for the following states and territories:

State	Date of Expiration
Arkansas	September 30, 2012
California	July 31, 2012
Colorado(1)	December 31, 2010
Illinois(1)	January 31, 2011
Indiana	September 30, 2011
Louisiana(1)	September 30, 2010
Michigan	November 1, 2011
Mississippi(1)	September 30, 2010
Missouri(1)	September 30, 2012
Nebraska(1)	September 30, 2012
New Mexico	September 30, 2012
New York (1)(2)	June 30, 2010
Puerto Rico(1)	September 30, 2012
North Carolina	September 30, 2012
South Dakota(1)	September 30, 2012

(1)	Contract contains extension provisions.
(2)	The New York WIC contract is split between milk and soy products. We hold the exclusive WIC contract for milk products only.

Sales and Marketing

We conduct regional marketing in North America, Europe, Asia and Latin America within a global strategic framework focused on both mothers and health care professionals in compliance with our policy with respect to the International Code of Marketing of Breast-milk Substitutes (International Code). See “—Regulatory—Global Policy and Guidance—WHO.” We maintain a health care professional sales force and retail sales organization throughout the world, . Our marketing activities vary from region to region depending on our market position, consumer trends and the regulatory environment. Our marketing teams seek to anticipate market and consumer trends, and attempt to capture deep consumer insight to determine strategy for brand positioning and communication, product innovation and demand-generation programs. The marketing teams work with external agencies to create strong marketing campaigns for health care professionals, retail sales organizations and consumers, as permitted under the International Code and individual countries’ laws and regulations.

Health Care Professionals

Our health care professional sales force educates health care professionals about the benefits of our infant formula products in each of the countries where we market our infant formula products. Primary marketing efforts for infant formula products are directed toward securing the recommendation of the Enfa family of brands by physicians or other health care professionals. We focus our product detailing efforts on neonatal intensive care units, physicians and other health care professionals, hospital group purchasing organizations and other integrated buying organizations. We believe we have an industry-leading health care professional sales force.

Our health care professional sales force receives continuous training about our products and on customer service skills. We support health care professionals by organizing continuing medical education programs, symposia and other educational interfaces with health care professionals.

Retail Sales Organization

Our retail sales force markets our products to each of the retail channels where our products are purchased by consumers, including mass merchandisers, club stores, grocery stores, drug stores and, to a limited extent, convenience stores. The size, role and purpose of our retail sales organization varies significantly from country to country depending on our market position, the consolidation of the retail trade, consumer trends and the regulatory environment. In North America, Latin America and Asia, we focus on all retail channels, while in Europe we focus primarily on pharmacies. In most countries, we have entered into logistics partnerships with distributors and wholesalers.

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

In the United States our Enfamil Family Beginnings program provides new or prospective mothers with many resources to help them with their newborns, including free samples, nutritional and developmental information for mother and child and widely accepted instantly redeemable checks. The program also includes a direct mail component used to better inform mothers on nutritional and developmental topics, as well as frequent e-mail updates that provide pertinent information to program participants. The marketing materials at each of these stages are designed to develop interest in our products with respect to mothers’ current and future needs in order to drive purchase and create brand loyalty. The program’s educational materials are designed to help all mothers with their newborns while the program’s promotional aspects are focused primarily on our core consumer targets, mainly non-WIC mothers.

Global Supply Chain

We manage sourcing, manufacturing and distribution through our fully integrated global supply chain. We operate in-house production facilities at seven different locations around the world and additionally use third-party manufacturers for a portion of our requirements. We use our in-house production facilities for the manufacture of products distributed throughout Europe and Latin America. We use a third-party manufacturer in addition to in-house facilities for products distributed throughout North America. Our in-house production facilities and third-party manufacturers provide certain material for finishing products in China, the Philippines and Thailand for distribution throughout Asia. In addition, our liquid manufacturing facility at Evansville, Indiana, manufactures and packages liquid products that are distributed worldwide and also manufactures adult nutritional products for a third party. We believe our global manufacturing facilities and third-party supply chain will continue to meet our worldwide demand.

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

Suppliers

We generally enter into long-term supply agreements. We have over 30 suppliers, through which we source approximately 80% of our materials. Through these suppliers, we obtain key raw materials (such as dairy, agricultural oil and agricultural products) and primary packaging materials (such as cans). Our suppliers also provide us with minor raw materials and secondary packaging materials (such as cardboard and shipping cases).

We procure key raw materials and primary packaging materials on a global basis. Certain raw materials, while managed and contracted on a global basis, are subject to regional and local variations in price under the terms of the supply agreement. For example, milk prices vary at the local level around the world partly due to government pricing regulation. Dairy products, consisting primarily of milk powders, non-fat dry milk, lactose and whey protein concentrates, accounted for approximately 37% of our global expenditures for materials in the year ended December 31, 2009.

Distribution

We manage our distribution networks locally with regional oversight. We generally enter into distribution agreements with third-party logistics providers and distributors and maintain a small staff at the local or regional level to track performance and implement initiatives.

Customers

Our products are sold principally to wholesale and retail customers, both nationally and internationally. One of our customers, Wal-Mart Stores, Inc., including sales to Sam’s Club (Wal-Mart), accounted for approximately 12%, 13% and 15% of our gross sales for the years ended December 31, 2009, 2008, and 2007, respectively.

Competition

We compete in two primary categories, infant formula and children’s nutrition. The competitive landscape in each category is similar around the world, as the majority of the large global players are active in these categories. Our main global competitors for sales of infant formula and children’s nutrition products are Nestlé S.A., Abbott Laboratories, Groupe Danone and Pfizer. Pfizer does not compete with us in the United States. We also compete against significant local competitors in Asia and Europe.

Many other companies, including manufacturers of private label, store and economy brand products, manufacture and sell one or more products that are similar to those marketed by us. We believe sources of competitive advantage include product quality and clinical claims for efficacy, brand identity, image and associated value, broad distribution capabilities and consumer satisfaction. Significant expenditures for advertising, promotion and marketing are generally required to achieve acceptance of products among consumers and health care professionals.

Research and Development (R&D)

Continuing to invest in R&D capabilities is an important part of our business. Our research and development organization consists of professionals of which many have extensive industry experience and advanced educational backgrounds stationed primarily at three main research facilities. In 2010, we will complete construction of a new scalable pilot plant in Evansville, Indiana, headquarters of our global R&D operations. We also have R&D facilities in Mexico and Thailand.

With respect to infant formula, we organize our research and development on a global scale because these science-based products address nutritional needs that are broadly common around the world. With respect to children’s nutritional products, we organize our research and development on a more regional basis to incorporate geographic-specific consumer behaviors and preferences.

We have implemented a global formulation management system to support our innovative portfolio management and product development process. We expect this system will provide significant benefits throughout the product development and manufacturing process.

We also have strong external development relationships that complement our internal research and development capabilities. We manage our research and development activities in collaboration with leading scientists and institutes around the world and we have an active portfolio of projects involving commercial technology suppliers. We believe this approach allows us to be at the forefront of scientific and technological developments relevant for pediatric nutrition. Research and development expense was $71.9 million, $72.8 million, and $67.2 million in the years ended December 31, 2009, 2008, and 2007, respectively.

Intellectual Property

Patents

We own or license approximately 33 active U.S. and 118 non-U.S. patents and have 66 U.S. and 423 non-U.S. patent applications pending as of December 31, 2009.

Trademarks

We file and maintain our trademarks in those countries in which we have, or desire to have, a business presence. We hold an extensive portfolio of trademarks across our key geographies. We maintain more than 5,800 trademark registrations and applications in more than 140 countries worldwide.

Regulatory

We are subject to the laws and regulations in each country in which we market our products. We have proven processes, systems and resources in place to manage the current regulatory requirements and to participate proactively in the shaping of future regional, country and global policy, guidance and regulations.

United States Food and Drug Administration (U.S. FDA)

The main regulatory body in the United States is the U.S. FDA. The U.S. FDA’s Center for Food Safety and Applied Nutrition is responsible for the regulation of infant formula. The Office of Nutritional Products,

Labeling, and Dietary Supplements (ONPLDS) has program responsibility for infant formula while the Office of Food Additive Safety (OFAS) has program responsibility for food ingredients and packaging. The ONPLDS evaluates whether the infant formula manufacturer has met the requirements under the Federal Food, Drug and Cosmetic Act (FFDCA) and consults with the OFAS regarding the safety of ingredients in infant formula and of packaging materials for infant formula.

All manufacturers of pediatric nutrition products must begin with safe food ingredients, which are either generally recognized as safe or approved as food additives. The specific requirements for infant formula are governed by the Infant Formula Act of 1980, as amended (Formula Act). The purpose of the Formula Act is to ensure the safety and nutrition of infant formulas, including minimum, and in some cases, maximum levels of specified nutrients.

Once an infant formula product is formulated, the manufacturer must provide regulatory agencies assurance of the nutritional quality of that particular formulation before marketing the infant formula. The U.S. FDA has established requirements for certain labeling, nutrient content, manufacturer quality control procedures (to assure the nutrient content of infant formulas), as well as company records and reports. A manufacturer must notify the U.S. FDA 90 days before the first processing of any infant formula that differs fundamentally in processing or in composition from any previous formulation produced by the manufacturer. The U.S. FDA currently is finalizing incremental good manufacturing practices, quality control procedures, quality factors, notification requirements, and reports and records, for the production of infant formulas.

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

Outside of the United States

Country-specific regulatory laws have provisions that include requirements for certain labeling, nutrient content and manufacturers quality control procedures (to assure the nutrient content of infant formulas), as well as company records and reports. With the exception of the European Union, most other countries’ regulatory agencies have not promulgated specific requirements for the testing of new and reformulated infant formulas. Other countries will generally refer to the U.S. FDA, European Union or the World Health Organization (WHO) in establishing standards and regulations for infant formulas.

Global Policy and Guidance

WHO

The WHO is the directing and coordinating authority for health within the United Nations system. It is responsible for providing leadership on global health matters, shaping the health research agenda, setting norms and standards, articulating evidence-based policy options, providing technical support to countries and monitoring and assessing health trends.

In 1981, many Member States of the WHO’s World Health Assembly voted to adopt the International Code. The International Code aims to protect and promote breastfeeding and to ensure the proper use of breast-milk substitutes when they are necessary on the basis of adequate information and through appropriate marketing and distribution. Countries have taken variable action to enact legislation based on the recommendations of the International Code. In 1983, we believe we were the first U.S. infant formula manufacturer to develop internal marketing guidelines for developing countries based on the International Code. While the International Code is not international law, it is our policy to comply with all applicable laws and regulations and International Code guidance in developing countries. In developed countries such as the United States and Canada, we comply with those countries’ laws and regulations.

CODEX

The Codex Alimentarius Commission (CODEX), a global body formed by the United Nations Food and Agriculture Organization, is the publication of internationally recognized standards, codes of practice, guidelines and other recommendations relating to infant formula and food production. These texts are developed and maintained by the CODEX Commission, a body that was established in 1963 by the WHO. In 2007, new comprehensive and more restrictive infant formula standards were published by CODEX. It is usual practice for countries in Central America, Latin America, Africa and Asia to incorporate CODEX standards directly into national law. We maintain material compliance with all country law and with new CODEX standards where national regulatory requirements have not yet been enacted.

Environmental, Health and Safety

Our facilities and operations are subject to various environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. Among other things, these requirements regulate the emission or discharge of materials into the environment, the use, management, treatment, storage and disposal of solid and hazardous substances and wastes, the control of combustible dust, the reduction of noise emissions and fire and explosion risks, the cleanup of contamination and the prevention of workplace exposures and injuries. Pollution controls and various permits and programs are required for many of our operations. Each of our global manufacturing facilities undergoes periodic internal audits relating to environmental, health and safety requirements and we incur operating and capital costs to improve our facilities or maintain compliance with applicable requirements on an ongoing basis. If we violate or become subject to liabilities under environmental, health and safety laws and regulations, including requirements under the permits and programs required for our operations, we could incur, among other things, substantial costs (including civil or criminal fines or penalties or clean-up costs), third-party claims for property damage or personal injury, or requirements to install additional pollution control or safety equipment.

From time to time, we may be responsible under various state, Federal and foreign laws, including the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), for certain costs of investigating and/or remediating contamination at our current or former sites and/or at waste disposal or reprocessing facilities operated by third parties. Liability under CERCLA and analogous state or foreign laws may be imposed without regard to knowledge, fault or ownership at the time of the disposal or release. Most of our facilities have a history of industrial operations, and contaminants have been detected at some of our facilities. We also have been named as a “potentially responsible party”, or are involved in investigation and remediation, at three third-party disposal sites. As of December 31, 2009, management believes that the investigation and/or remediation costs related to our sites or third-party disposal sites that were probable and reasonably estimable, as well as any related accruals, are not material to us.

We are not aware of any pending environmental, health or safety-related litigation or significant environmental, health or safety-related financial obligations or liabilities arising from current or former operations or properties that are likely to have a material adverse impact on our business, financial position or results of operations. Liabilities or obligations, which could require us to make significant expenditures, could arise in the future, however, as the result of, among other things, changes in, or new interpretations of, existing laws, regulations or enforcement policies, claims relating to on- or off-site contamination, or the imposition of unanticipated investigation or cleanup obligations. See “Item 3. Legal Proceedings.”

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

Employees

As of December 31, 2009, we employed approximately 5,600 people worldwide. Our manufacturing workforces at Zeeland, Michigan; Evansville, Indiana; Guangzhou, China; and Chonburi, Thailand are not unionized. The manufacturing workforce at Delicias, Mexico, is unionized and covered by a collective bargaining agreement, with an annual negotiation process with the union. We completed a salary renegotiation with the union in Delicias on March 31, 2009, and the contract is subject to a comprehensive renegotiation March 31, 2010. The manufacturing workforce and the non-supervised sales force at Makati, Philippines, are unionized and covered by a collective bargaining agreement, which expires on December 31, 2010. In addition, several of our workforces in Europe have works council representation. We believe our employee relations are satisfactory.

Available Information

Our internet web site address is www.meadjohnson.com. On our web site, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (SEC). Stockholders and other interested parties may request email notification of the posting of these documents through the section of our web site captioned “Investors.”

Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy information statements and other information regarding issuers that file electronically with the SEC.

We incorporate herein by reference certain information from parts of our Proxy Statement for the 2010 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our Proxy Statement for the 2010 Annual Meeting of Stockholders and 2009 Annual Report to Shareholders will be available on our website, www.meadjohnson.com, under the “Investors” caption on or about April 2, 2010.

The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Item 1A.	RISK FACTORS

In addition to the other information in this Annual Repot on Form 10-K, any of the factors described below could significantly and negatively affect the our business, prospects, financial condition or operating results, which could cause the trading price of our common stock to decline.

Risks Relating to Our Business

Our success depends on sustaining the strength of our brands, particularly our Enfa family of brands.

The Enfa family of brands accounts for a significant portion of our net sales. The willingness of consumers to purchase our products depends upon our ability to offer attractive brand value propositions. This in turn depends in part on consumers attributing a higher value to our products than to alternatives. For example, in the United States, we face significant competition from the Similac brand of infant formula. If the difference in the value attributed to our products as compared to those of our competitors narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products. If we fail to promote and maintain the brand equity of our products across each of our markets, then consumer perception of our products’ nutritional quality may be diminished and our business could be materially adversely affected. Our ability to maintain or improve our value propositions will impact whether these circumstances will result in decreased market share and profitability.

We may experience liabilities or negative effects on our reputation as a result of real or perceived quality issues, including product recalls, injuries or other claims.

Whether real or perceived, contamination, spoilage or other adulteration, product mislabeling or product tampering could require us to recall products. From time to time we have experienced recalls of our products. While such recalls have not been material to our business on a global level in the past, we cannot assure you that such material product recalls will not occur in the future. We may also be subject to liability if our products or operations violate or are alleged to violate applicable laws or regulations or in the event our products cause, or are alleged to cause, injury, illness or death.

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

Whether real or perceived, reports or allegations of inadequate product quality control with respect to other manufacturers of pediatric nutrition products also could adversely impact sales of our products. For example, in November 2008 and December 2008, the U.S. FDA released test results that identified extremely low trace levels of melamine and cyanuric acid in infant formula produced by U.S. manufacturers. The U.S. FDA has found no melamine in our products, and only a trace amount of cyanuric acid, which the U.S. FDA believes does not raise public health concerns, was found in a sampling of our products. Chinese authorities found significant levels of melamine in Chinese dairy used in certain infant formula products of other manufacturers, which led to the deaths of several infants in September 2008. We do not use dairy or protein-containing raw ingredients from China at any of our manufacturing sites and we have not been adversely impacted by these events in China thus far. In addition, although the U.S. FDA currently permits the use of bisphenol-A (BPA) in food packaging materials, including various products intended for use by infants and children, recent public reports and allegations regarding the potential health hazards of BPA could contribute to a perceived safety risk for such materials and adversely impact sales or otherwise disrupt our business. Moreover, certain states and municipalities have either proposed or already passed legislation banning the use of BPA in certain infant products. If the U.S. FDA, other regulatory authorities or state legislatures were to follow the lead of these states and municipalities, the use of BPA could be entirely prohibited in the future. Events such as these may create a perception of contamination risk among consumers with respect to all products in our industry.

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

As a producer of pediatric nutrition products, our activities are subject to extensive regulation by governmental authorities and international organizations, including rules and regulations with respect to the environment, employee health and safety, hygiene, quality control, advertising and tax laws. It can be costly to comply with these regulations and to develop compliant product processes. Our activities may also be subject to all kinds of barriers or sanctions imposed by countries or international organizations limiting international trade and increasingly dictating the specific content of our products and, with regard to the protection of consumer health and safety, limiting information and advertising about the health benefits of products that we market. In addition, regulatory changes or decisions that restrict the marketing, promotion and availability of our products, continued access to health care professionals, the ability to include genetically modified organisms in our products, as well as the manufacture and labeling of our products, could materially adversely affect our business. For example, regulations in the Philippines require governmental review of all advertisements for products intended for children under the age of two. In addition, certain consumer advocates, along with governmental agencies and non-governmental organizations, have lobbied against the marketing and sale of some pediatric nutrition products. These efforts could result in increased regulatory restrictions on our activities in the future. Our activities could be materially adversely affected by any significant changes in such regulations or their enforcement. Our ability to anticipate and comply with evolving global standards requires significant investment in monitoring the global regulatory environment and we may be unable to comply with changes in regulation restricting our ability to continue to operate our business or manufacture, market or sell our products.

Commodity price increases will increase our operating costs and may reduce our profitability.

Commodity prices impact our business directly through the cost of raw materials used to make our products (such as skim milk powder, lactose and whey protein concentrate), the cost of inputs used to manufacture and ship our products (such as crude oil and energy) and the amount we pay to produce or purchase packaging for our products (such as cans, pouches, cardboard and plastic). Commodities such as these are susceptible to price volatility caused by conditions outside of our control, including fluctuations in commodities markets, currency fluctuations, availability of supply, weather, consumer demand and changes in governmental agricultural programs. Dairy costs are the largest component of our cost of goods sold. Increases in the price of dairy and other raw materials would negatively impact our gross margins if we were unable able to offset such increases through increases in our selling price, changes in product mix or cost reduction/productivity enhancement efforts. The prices of these materials may continue to rise due to a general increase in commodities prices, especially for agricultural products. This would in turn affect the unit costs of products sold for our pediatric nutrition products. Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, continued volatility in the prices of commodities we purchase could increase the costs of our products and we may experience lower profitability and be unable to maintain historical levels of productivity.

Our business is particularly vulnerable to commodity price increases in Asia, the fastest growing region in the pediatric nutrition industry. Commodity price increases in Asia could reduce our profits and limit our ability to pursue our growth strategy in that region. We employ various purchasing and pricing contract techniques in an effort to minimize commodity price volatility. Generally, these techniques include incorporating clauses setting forth unit pricing that is based on an average commodity price over a corresponding period of time. If we fail to manage our commodity price exposure adequately, our business may be materially adversely affected.

Our profitability may suffer as a result of competition in our markets.

The pediatric nutrition industry is intensely competitive. Our primary competitors, including Nestlé S.A., Abbott Laboratories, Groupe Danone and Pfizer, have substantial financial, marketing and other resources. We compete against large global companies, as well as regional and local companies, in each of the regions in which we operate. In most product categories, we compete not only with other widely advertised branded products, but also with private label, store and economy brand products that are generally sold at lower prices. Competition in our product categories are based on the following factors:

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

Economic downturns could cause consumers to shift their purchases from our higher-priced premium products to lower-priced products, including private label or store brands, which could materially adversely affect our business.

The willingness of consumers to purchase premium brand pediatric nutrition products depends in part on local economic conditions. In periods of economic uncertainty, consumers may shift their purchases from our higher-priced premium products to lower-priced products, including private label and store brand products.

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

We hold assets, incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, primarily the Chinese renminbi, the Hong Kong dollar, the Philippine peso, the Mexican peso, the euro, the Malaysian ringitt and the Canadian dollar. Because our financial statements are presented in U.S. dollars, we must translate our assets, liabilities, sales and expenses into U.S. dollars at the then-applicable exchange rates. Consequently, changes in the value of the U.S. dollar versus these other currencies may negatively affect the value of these items in our financial statements, even if their value has not changed in their original currency. While we attempt to mitigate some of this risk with hedging and other activities, our business will nevertheless remain subject to substantial foreign exchange risk from foreign currency translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.

The global nature of our business subjects us to additional business risks that could cause our sales and profitability to decline.

We operate our business and market our products internationally in more than 50 countries. For the years ended December 31, 2009, 2008, and 2007, 65%, 62%, and 56%, respectively, of our net sales were generated in countries outside of the United States. The risks associated with our operations outside of the United States include:

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

Our global operations are subject to political and economic risks of developing countries, and special risks associated with doing business in corrupt environments.

We operate our business and market our products internationally in more than 50 countries, and we are focusing on increasing our sales and in some cases establishing new production facilities in regions, including Asia, Latin America, India and the Middle East, which are less developed, have less stability in legal systems and financial markets, and are generally recognized as potentially more corrupt business environments than the United States, and therefore present greater political, economic and operational risks. We have in place policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements, such as applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA), which make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantages; however, there can be no assurance that our employees will adhere to our code of business ethics or any other of our policies, applicable anti-corruption laws, including the FCPA, or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. If we believe or have reason to believe that our employees have or may have violated applicable anti-corruption laws, including the FCPA, or other laws or regulations, we are required to investigate or have outside counsel investigate the relevant facts and circumstances, and if violations are found or suspected could face civil and criminal penalties, and significant costs for investigations, litigation, fees, settlements and judgments, which in turn could have a material adverse effect on our business.

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

Our retail customers, such as mass merchandisers, club stores, grocery stores, drug stores and convenience stores, have consolidated in recent years and consolidation is expected to continue throughout the United States, Europe and other major markets. This consolidation has produced large, sophisticated customers with increased buying power, which are more capable of operating with reduced inventories, resisting price increases and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for our products for their private label or store brand products. Meeting demands from these customers may adversely affect our margins and, if we fail to effectively respond to these demands, our sales could decline, each of which could materially adversely affect our profitability.

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

The manufacture of many of our products is a highly exacting and complex process, in part due to strict regulatory requirements. Problems may arise during the manufacturing process for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, maintenance of our manufacturing environment, natural disasters, various contagious diseases and process safety issues. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost sales, damage to customer relations, time and expenses being spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the affected product is released to the market, recall and product liability costs as well as reputational damage may also be incurred. To the extent that we or one of our suppliers experience significant manufacturing problems, this could have a material adverse effect on our business.

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

Participation in WIC is an important part of our U.S. business based on the volume of infant formula sold under the program. As of December 31, 2009, we hold the contracts that supply approximately 41% of WIC births. As a result, our business strategy includes bidding for new WIC contracts and maintaining current WIC relationships. Our failure to win bids for new contracts pursuant to the WIC program or our inability to maintain current WIC relationships could have a material adverse effect on our business. In addition, any changes to how the WIC program is administered and any changes to the eligibility requirements and/or overall participation in the WIC program could also have a material adverse effect on our business.

Our business could be harmed by a failure of our information technology, administrative or outsourcing systems.

We rely on our information technology, administrative and outsourcing systems to effectively manage our business data, communications, supply chain, order entry and fulfillment and other business processes. We are in the process of transitioning, retiring or replacing all of our information technology, administrative and outsourced systems via transition services agreements over the next two years as we fully separate from BMS information technology systems and shared service functions. Difficulties or failure to implement our IT initiatives or the failure of our information technology, administrative or outsourcing systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business to suffer. In addition, our information technology, administrative and outsourcing systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches and viruses. Any such damage or interruption could have a material adverse effect on our business and prevent us from paying our suppliers or employees, receiving payments from our customers or performing other information technology, administrative or outsourcing services on a timely basis.

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

Our ability to develop new pediatric nutrition products depends on, among other factors, our ability to understand the composition and variation of breast milk. Analyzing breast milk requires significant investment in research and development and testing of new ingredients and new production processes. We devote significant resources to investment in research and development in order gain a deep understanding of the composite ingredients of breast milk. The research and development process is expensive, prolonged and entails considerable uncertainty. Development of a new product, from discovery through testing and registration to initial product launch, typically takes between five and seven years. Each of these periods varies considerably from product to product and country to country. Because of the complexities and uncertainties associated with research and development, products that we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market such products successfully. In addition, new regulations or changes to existing regulations may have a negative effect on innovations in our pipeline, especially late-stage pipeline products. The development of new products may take longer and cost more to develop and may be less successful than we currently anticipate as a result of:

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

We could incur substantial costs to comply with environmental, health and safety laws and regulations and to address violations of or liabilities under these requirements.

Our facilities and operations are subject to various environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. Among other things, these requirements regulate the emission or discharge of materials into the environment, the use, management, treatment, storage and disposal of solid and hazardous substances and wastes, the control of combustible dust, the reduction of noise emissions and fire and explosion risks, the cleanup of contamination and the prevention of workplace exposures and injuries. Pollution controls and various permits and programs are required for many of our operations. We could incur or be subject to, among other things, substantial costs (including civil or criminal fines or penalties or clean-up costs), third party damage claims, requirements to install additional pollution control or safety control equipment and/or permit revocations in the event of violations by us of environmental, health, and safety requirements applicable to our facilities and operations or our failure to obtain, develop or comply with required environmental permits or programs.

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

Given the importance of brand recognition to our business, we have invested considerable effort in seeking trademark protection for our core brands, including the Enfa family of brands. However, we cannot be certain that the steps we have taken will be sufficient to protect our intellectual property rights in our brands adequately or that third parties will not infringe upon or misappropriate any such rights. Our trademark registrations and applications can potentially be challenged and cancelled or narrowed. Moreover, some of the countries in which we operate offer less protection for these rights, and may subject these rights to higher risks, than is the case in Europe or North America. In addition, it is costly to litigate in order to protect any of our intellectual property rights. If we are unable to prevent third parties from infringing or misappropriating these rights in our core products or brands, including our Enfa family of brands, our future financial condition and our ability to develop our business could be materially adversely affected.

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

Our sales and marketing practices may be challenged by consumers and competitors, which could harm our business.

We participate in a variety of marketing activities, including print and television advertising, direct mail, online/internet and promotional programs. We work with external agencies to create strong marketing campaigns for health care professionals, retail sales organizations and consumers. Although our marketing is evidence-based and emphasizes our superior nutritional science, consumers and competitors may challenge, and have challenged, certain of our practices by claiming, among other things, false and misleading advertising with respect to advertising for certain of our products. Such challenges could result in our having to pay monetary damages or limit our ability to maintain current sales and marketing practices.

Although we cannot predict with certainty the ultimate resolution of such lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party would have a material adverse effect on our business or financial condition, although an unfavorable outcome in excess of amounts recognized as of December 31, 2009, with respect to one or more of these proceedings could have a material adverse effect on our results of operations for the periods in which a loss would be recognized.

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

Increases in costs of current and post-retirement benefits may reduce our profitability.

With approximately 5,600 employees, our profitability is substantially affected by costs of current and post retirement medical and other employee benefits. These costs can vary substantially as a result of changes in health care costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. These factors may put upward pressure on the cost of providing medical and other benefits. We can provide no assurance that we will succeed in limiting future cost increases, and upward pressure would reduce our profitability.

Labor disputes may cause work stoppages, strikes and disruptions.

The manufacturing workforce at Delicias, Mexico is unionized and covered by a collective bargaining agreement with an annual negotiation process with the union. We completed a salary renegotiation with the union in Delicias on March 31, 2009, and the contract is subject to a comprehensive renegotiation March 31, 2010. The manufacturing workforce and non-supervised sales force in Makati, Philippines are unionized and covered by a collective bargaining agreement, which expires on December 31, 2010. In addition, several of our workforces in Europe have works council representation. As a result, any labor disputes, including work stoppages, strikes and disruptions, could have a material adverse impact on our business.

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

We derive a significant percentage of our sales from one customer. The loss of this customer could materially adversely affect our financial performance.

Our products are sold principally to the wholesale and retail trade, both nationally and internationally, and sales from one customer, Wal-Mart, accounted for approximately 12% of our gross sales for the year ended December 31, 2009. If this customer ceases doing business with us or if we encounter any difficulties in our relationship with Wal-Mart, our business could be materially adversely affected.

An adverse change in favorable demographic and economic trends as well as a change in scientific opinion regarding our products in any of our largest markets could materially adversely affect our business and reduce our profitability.

Our growth plan relies on favorable demographic and economic trends in various markets, including: (1) rising incomes in emerging markets, (2) increasing number of working mothers and (3) increasing consumer spending on health care and wellness worldwide. If these demographic trends change in an adverse way, our business could be materially adversely affected. In addition, an adverse change in scientific opinion regarding our products, such as the health benefits of DHA and ARA, could materially adversely affect our business.

We have substantial debt, which could materially adversely affect our business and our ability to meet our obligations.

We had total indebtedness of $1,604.9 million as of December 31, 2009. See “Item 8. Financial Statements—Note 13. Short-Term Borrowings and Long-Term Debt” and “Item. 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources—Short-Term Borrowings and Long-Term Debt.”

This amount of debt could have important consequences to us and our investors, including:

•	requiring a substantial portion of our cash flow from operations to make payments on this debt;

•	requiring us to repay the full amount of our debt upon a change of control triggering event;

•	making it more difficult to satisfy other obligations;

•	increasing the risk of future credit rating downgrades of our debt, which could increase future debt costs;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry;

•	placing us at a competitive disadvantage to our competitors that may not be as leveraged as we are;

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise; and

•	limiting our ability to pay cash dividends or repurchase common stock.

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

In order to achieve a desired proportion of variable versus fixed rate debt, we have entered into interest rate swap agreements. Developing an effective strategy for dealing with risks from movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, we are exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from our expectations. As a result, our economic hedging activities may not effectively manage our interest rate sensitivity or have the desired beneficial impact on our financial condition or results of operations. Further discussion of our hedging of interest rate risk is included in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

We could evaluate acquisitions, joint ventures and other strategic initiatives, any of which could distract our management or otherwise have a negative effect on our sales, costs and stock price.

Our future success may depend on opportunities to buy or obtain rights to other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We could evaluate potential mergers, acquisitions, joint venture investments, strategic initiatives, alliances, vertical integration opportunities and divestitures. If we attempt to engage in these transactions, we expose ourselves to various inherent risks, including:

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

If any of the foregoing risks materializes, our results of operations and the results of the proposed transactions would likely differ from ours, and market expectations, and our stock price could, accordingly, decline. In addition, we may not be able to complete desirable transactions, for reasons including a failure to secure financing.

We depend on cash flows generated by our subsidiaries, and a failure to receive distributions from our subsidiaries may result in our inability to meet our financial obligations, or to pay dividends.

We are a holding company with no material assets other than the equity interests of our subsidiaries and certain intellectual property. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets and intellectual property. Consequently, our cash flow and our ability to meet our obligations and pay dividends to our stockholders depends upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. There are a number of other factors that could affect our ability to pay dividends, including the following:

•	lack of availability of cash to pay dividends due to changes in our operating cash flow, capital expenditure requirements, working capital requirements and other cash needs;

•	unexpected or increased operating or other expenses or changes in the timing thereof;

•	restrictions under Delaware law or other applicable law on the amount of dividends that we may pay;

•	a decision by our board of directors to modify or revoke its policy to pay dividends; and

•	the other risks described in this “Risk Factors” section.

Each of our subsidiaries is a distinct legal entity and its ability to make any payments will depend on its earnings, the terms of its indebtedness and legal restrictions. While no restrictions currently exist, under certain circumstances, legal restrictions may limit our ability to obtain cash from our subsidiaries and our subsidiaries may not be able to, or be permitted to, make distributions to us in the future. In the event that we do not receive distributions from our subsidiaries, we may be unable to meet our financial obligations.

Risks Related to Our Relationship with Our Former Parent, BMS

The transitional services that BMS provides to us may not be sufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services after our transitional services agreement with BMS expires.

Historically, BMS has provided us with significant corporate and shared services related to corporate functions such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, human resources, tax, treasury, procurement, pensions and post retirement, stock based compensation and other services. For a limited time, BMS will continue to provide information technology and certain other services on a transitional basis for a fee. The terms of these services and amounts to be paid by us to BMS are provided in the transitional services agreement described in “Item 8. Financial Statements—Note 4. Activities

With Former Parent, BMS” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.” While these services are being provided to us by BMS, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them are limited. After the expiration of the transitional services agreement, we may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we receive from BMS under the transitional services agreement. Although we intend to replace portions of the services currently provided by BMS, we may encounter difficulties replacing certain services or be unable to negotiate pricing or other terms as favorable as those we currently have in effect. In addition, we have historically received informal support from BMS, which may not be addressed in the transitional services agreement that we have entered into with BMS. This informal support ceased following our split-off from BMS.

As a completely independent public company, we no longer have access to the resources of BMS, and we may experience increased costs resulting from decreased purchasing power.

We have benefited from BMS’s financial strength and numerous significant business relationships and have been able to take advantage of BMS’s size and purchasing power in procuring goods, services and technology. We have drawn on these resources in developing our own contacts and relationships. Following our split-off from BMS, we no longer are able to rely on BMS’s resources and contacts. As a completely independent public company, we may be unable to obtain goods, services and technology at prices and on terms as favorable as those that we obtained prior to our split-off from BMS and, as a result, our profitability could be materially adversely affected.

Restrictions in connection with the tax treatment of our split-off from BMS could adversely affect us.

In connection with our split-off from BMS, BMS and its counsel have relied on certain assumptions and representations as to factual matters from us, as well as certain covenants by us regarding the future conduct of our business and other matters, the incorrectness or violation of which could affect the qualification for non-recognition of gain and loss of our split-off from BMS. In addition, current tax law generally creates a presumption that the split-off would be taxable to BMS, but not to its stockholders, if we or our stockholders were to engage in transactions that result in a 50% or greater change in our stock ownership during the four-year period beginning two years before the split-off, unless it is established that the split-off was not part of a plan or series of related transactions to effect such a change in ownership.

As a consequence of the foregoing, BMS and we agreed to certain tax-related restrictions set forth in the Amended and Restated Tax Matters Agreement referred to herein, under which we agreed generally:

•

for two years following the completion of the split-off, not to engage in any of the following actions unless we provide BMS with an opinion of counsel acceptable to BMS or BMS receives a private letter ruling, in each case to the effect that such actions will not cause our split-off from BMS to fail to qualify for non-recognition of gain and loss;

•	cause or allow us to cease to be engaged in our current business as an active business;

•

take any action that could cause the conversion of Mead Johnson & Company (from a Delaware corporation to a Delaware limited liability company) to fail to qualify as a complete liquidation under Section 332 of the Internal Revenue Code by reason of the “liquidation-reincorporation” doctrine;

•	liquidate or partially liquidate, by way of a merger, conversion or otherwise;

•	sell or transfer 50% or more of our assets;

•	engage in certain stock redemptions or repurchases;

•

enter into or permit certain transactions or series of related transactions (or agreements or understandings to enter into such transactions) as a result of which one or more persons would directly or indirectly acquire 40% or more of our total value or total voting power; and

•

for 30 months following the qualification for non-recognition of gain and loss of our split-off from BMS, if we propose to enter into or permit certain transactions or series of related transactions as a result of which one or more persons would directly or indirectly acquire 10% or more of our total value or total voting power, to undertake in good faith to provide written notice to BMS, including an explanation as to why such transactions do not cause our split-off from BMS to fail to qualify for non-recognition of gain and loss.

If our split-off from BMS fails to qualify for non-recognition of gain and loss, we may in certain circumstances be required to indemnify BMS for any resulting taxes and related expenses, and we believe that the payment if required could have a material adverse effect on our financial condition and results of operations.

BMS and we agreed to certain tax-related indemnities set forth in the Amended and Restated Tax Matters Agreement referred to herein. We agreed, generally, to indemnify BMS for taxes and certain related expenses resulting from the failure of our split-off from BMS to qualify for non-recognition of gain and loss to the extent attributable to (i) the failure of any of our representations to be true or the breach by us of any of our covenants, (ii) the application of Section 355(e) or Section 355(f) of the Internal Revenue Code to any acquisition of our stock or assets or any of our affiliates or (iii) certain other acts or omissions by us or our affiliates. To the extent we become obligated to make an indemnification payment under the Amended and Restated Tax Matters Agreement, we believe that the payment could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Common Stock

Future issuances of our common stock may depress the price of our common stock.

The market price of our common stock could decline significantly as a result of issuances of a large number of shares of our common stock in the market. The perception that these issuances might occur could depress the market price. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our common stock, resulting in dilution to our stockholders. These issuances, or the possibility that these issuances may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate, for example, we may issue common stock in connection with investments or acquisitions.

Our failure to successfully execute our growth strategy could adversely affect our business and results of operations and cause our stock price to decline.

Our continued success in part depends on our ability to successfully execute our growth strategy. We intend to grow our business profitably through several strategic initiatives, including geographic and category expansion and productivity savings. There can be no assurance that we will be successful in achieving our strategic plan. If we fail to fully implement any material part of our strategic initiatives, or if we achieve these initiatives and they fail to yield the expected benefits, there could be an adverse affect on our business and results of operations. Any such adverse affect on our business and results of operations could result in a decline in the price of our common stock.

Anti-takeover provisions in our charter documents could discourage, delay or prevent a change of control of our company and may result in an entrenchment of management and diminish the value of our common stock.

Several provisions of our certificate of incorporation and by-laws could make it difficult for our stockholders to change the composition of our board of directors, preventing them from changing the composition of management. In addition, the same provisions may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable.

These provisions include:

•	authorizing our board of directors to issue “blank check” preferred shares without stockholder approval;

•	prohibiting cumulative voting in the election of directors;

•	prohibiting shareholder action by written consent;

•	limiting the persons who may call special meetings of stockholders; and

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Additionally, effective January 7, 2010, we became subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. Any person or group that became an interested stockholder prior to our becoming subject to Section 203 will not be subject to the restrictions of Section 203.

These anti-takeover provisions could substantially impede the ability of our common stockholders to benefit from a change of control and, as a result, could materially adversely affect the market price of our common stock and our stockholders’ ability to realize any potential change-in-control premium.

If securities or industry analysts do not publish research or reports about us or our business, if they adversely change their recommendations regarding our securities or if our operating results do not meet their expectations, our stock price could decline.

The trading market for common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrades our stock or if our operating results do not meet their expectations, our stock price could decline.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our corporate headquarters are located in Glenview, Illinois, where we lease office space. We maintain our global supply chain and R&D headquarters in Evansville, Indiana, where we own office, operations and laboratory buildings comprising approximately 700,000 square feet. We also own or operate seven manufacturing facilities located in the following cities: Chonburi, Thailand; Delicias, Chihuahua, Mexico; Evansville, Indiana; Guangzhou, China; Makati, Philippines; Nijmegen, Netherlands; and Zeeland, Michigan. For additional information related to our seven manufacturing facilities around the world, see “Item 1. Business—Global Supply Chain.” We lease the vast majority of our other properties worldwide. In addition, in the fall of 2008, we entered into a manufacturing arrangement that gives us access to 57,400 square foot of manufacturing space in Tatura, Australia.

Our in-house powder manufacturing facilities are located in the United States, Mexico, the Netherlands, China, the Philippines and Thailand.

The following table illustrates our global manufacturing locations, the approximate square footage of the facilities and the reportable segment served by such locations:

Location	Square Feet	Business Segment Served
Zeeland, Michigan, United States	512,000	All segments
Evansville, Indiana, United States	280,000	All segments
Nijmegen, Netherlands	102,000	All segments
Delicias, Mexico(1)	173,000	Asia/Latin America
Chonburi, Thailand	125,000	Asia/Latin America
Guangzhou, China	100,000	Asia/Latin America
Makati, Philippines	96,000	Asia/Latin America

(1)

In December 2009, we purchased the Delicias, Mexico, facility from BMS, and terminated our lease. For a description of the transaction, see “Item 8. Financial Statements—Note 4. Activities With Former Parent, BMS” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health and safety matters.

Our facilities and operations are subject to various environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. Among other things, these requirements regulate the emission or discharge of materials into the environment, the use, management, treatment, storage and disposal of solid and hazardous substances and wastes, the control of combustible dust, the reduction of noise emissions and fire and explosion risks, the cleanup of contamination and the prevention of workplace exposures and injuries. Pollution controls and various permits and programs are required for many of our operations. Each of our global manufacturing facilities undergoes periodic internal audits relating to environmental, health, and safety requirements and we incur operating and capital costs to improve our facilities or maintain compliance with applicable requirements on an ongoing basis.

From time to time, we may be responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating contamination at our current or former sites, and/or at waste disposal or reprocessing facilities operated by third parties. Liability under CERCLA and analogous state or foreign laws may be imposed without regard to knowledge, fault, or ownership at the time of the disposal or release. Most of our facilities have a history of industrial operations, and contaminants have been detected at some of our facilities. We also have been named as a “potentially responsible party”, or are involved in investigation and remediation, at three third-party disposal sites. As of December 31, 2009, management believes that those future site costs which were probable and reasonably estimable, as well as any related accruals, are not material.

We are also occasionally a party to environmental proceedings and other matters. For example, in 2004, the U.S. Environmental Protection Agency (EPA) sent us a request for information regarding compliance with regulations governing the prevention, service and repair of leaks in refrigeration equipment containing ozone depleting substances (ODS) at our facility in Evansville, Indiana. After responding to the EPA’s request and conducting a voluntary corporate-wide audit of all of its facilities, BMS identified potential violations of ODS requirements at several facilities, including two potential administrative violations of ODS requirements at our Zeeland, Michigan facility. In July 2008, BMS (acting on behalf of BMS and us) and the EPA entered into a proposed consent decree. Under the final consent decree, BMS was required to retire or retrofit by July 2009 certain industrial refrigeration equipment at five facilities, including Evansville, Indiana and pay $100,000 in civil penalties, a de minimis portion of which was attributable to us and was paid by BMS. We believe that we do not have any material obligations remaining under the consent decree.

We are not aware of any pending environmental, health or safety-related litigation or significant environmental, health or safety-related financial obligations or liabilities arising from current or former operations or properties that are likely to have a material adverse impact on our business, financial position or results of operations. Liabilities or obligations, which could require us to make significant expenditures, could arise in the future, however, as the result of, among other things, changes in, or new interpretations of, existing laws, regulations or enforcement policies, claims relating to on- or off-site contamination, or the imposition of unanticipated investigation or cleanup obligations.

Significant litigation matters of which we are a party are as follows:

On April 27, 2009, PBM Products, LLC (PBM), a manufacturer and distributor of store brand infant formulas and nutritionals, filed a complaint against Mead Johnson & Company, our subsidiary, in U.S. District Court (Eastern District of Virginia), alleging, among other things, false and misleading advertising with respect to certain Enfamil LIPIL infant formula advertising. On November 10, 2009, a jury rendered a verdict in favor of PBM in the amount of $13.5 million. On December 2, 2009, the Court entered a judgment against us in the amount of the jury verdict and ordered limited injunctive relief with respect to the advertisement at issue. The Court’s judgment is currently stayed pending several motions filed by the parties which could impact both the amount of the award and the scope of injunctive relief. We will evaluate our options for appeal upon finalization of the Court’s judgment.

Four purported consumer class action suits seeking to take advantage of the PBM matter described above have also been filed and served on us. Each of these cases cites the PBM complaint as support for allegations that certain false and misleading advertising of Enfamil LIPIL infant formula has resulted in financial injury to consumers. We deny all allegations and will defend these cases.

We record accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although we cannot predict with certainty the ultimate resolution of these or other lawsuits, investigations and claims asserted against it, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business or financial condition, although an unfavorable outcome in excess of amounts recognized as of December 31, 2009, with respect to one or more of these proceedings could have a material adverse effect on our results of operations for the periods in which a loss is recognized.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with our split-off from BMS, we amended our certificate of incorporation pursuant to an action by written consent of BMS, as our then majority shareholder, which consent was given on December 17, 2009. Effective January 7, 2010, our certificate of incorporation was amended and restated.

PART IA

Our Executive Officers

Set forth below is information concerning our executive officers as of February 16, 2010.

Name	Age	Position(s)
Stephen W. Golsby	55	President, Chief Executive Officer and Director
Peter G. Leemputte	52	Senior Vice President and Chief Financial Officer
Charles M. Urbain	55	President, Asia and Europe
Peter Kasper Jakobsen	47	President, Americas
Dirk Hondmann	46	Senior Vice President, Global Research and Development
James Jeffrey Jobe	50	Senior Vice President, Global Supply Chain
William C. P’Pool	44	Senior Vice President, General Counsel and Secretary
Lynn H. Clark	52	Senior Vice President, Human Resources
Stanley D. Burhans	44	Vice President and Controller

Backgrounds of Our Executive Officers

Set forth below is information concerning our current executive officers identified above. Our executive officers were appointed in January 2009 to serve in their current roles. Each executive officer is appointed for such term as may be prescribed by the board of directors and until a successor has been chosen and qualified or until such officer’s death, resignation or removal.

Stephen W. Golsby. Mr. Golsby, our President, Chief Executive Officer and one of our directors, has been continuously employed by Mead Johnson since October 1997 in various capacities. Before assuming his current role, Mr. Golsby had served as President of Mead Johnson since January 2004. He served as President, International of Mead Johnson from 2001 until 2003.

Peter G. Leemputte. Mr. Leemputte, our Senior Vice President and Chief Financial Officer since September 2008, served as Senior Vice President and Chief Financial Officer of Brunswick Corporation, a manufacturer of recreation and leisure-time products, from August 2003 to September 2008. Mr. Leemputte is a director of Beazer Homes USA, Inc. and serves on the National Council of the Washington University (St. Louis) School of Engineering and Applied Sciences.

Charles M. Urbain. Mr. Urbain, our President, Asia and Europe, has been continuously employed by Mead Johnson since January 1996 in various capacities. Most recently, he has served as Senior Vice President, North America, Latin America and Europe of Mead Johnson since June 2008. Mr. Urbain served as Senior Vice President, North America and Europe from June 2007 to June 2008. From January 2004 to June 2007, Mr. Urbain served as Senior Vice President, International of Mead Johnson and from January 2001 to January 2004, he served as Senior Vice President, Latin America, Canada and Europe of Mead Johnson.

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

Dirk Hondmann. Mr. Hondmann, our Senior Vice President, Global Research and Development, has held this position since joining Mead Johnson in October 2005. From October 2002 to October 2005, Mr. Hondmann served as Vice President, Research and Development of Slimfast, an affiliate of the Unilever Group, an international manufacturer of food, home care, and personal care products. Mr. Hondmann serves as a member of the Board of Trustees of Evansville Day School.

James Jeffrey Jobe. Mr. Jobe, our Senior Vice President, Global Supply Chain, a position he has held with Mead Johnson since November 2005, has been continuously employed by Mead Johnson since 1988. From May 2003 to November 2005, Mr. Jobe served as Senior Director, North America Supply Chain of Mead Johnson.

William C. P’Pool. Mr. P’Pool, our Senior Vice President, General Counsel and Secretary, has been continuously employed by Mead Johnson or BMS since June 2004 in various capacities. Before assuming his current position, Mr. P’Pool served as Vice President and Senior Counsel for Mead Johnson from May 2005 to December 2008 and from June 2004 to May 2005, he served as Counsel for Mead Johnson. From May 2001 to June 2004, Mr. P’Pool served as Senior Counsel and Director, Legal Services at Yum! Brands, Inc., a large operator and franchiser of restaurant companies.

Lynn H. Clark. Ms. Clark, our Senior Vice President, Human Resources, has been continuously employed by BMS or Mead Johnson since March 2001 in various capacities. Ms. Clark served as Vice President, Human Resources, Health Care Group of BMS from September 2005 to September 2008. From June 2004 to September 2005, Ms. Clark served as Vice President, Human Resources, Americas of BMS and from September 2002 to June 2004, she served as Vice President, Human Resources, ConvaTec, a division of BMS.

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

Involvement in Certain Legal Proceedings

Mr. Leemputte, our Senior Vice President and Chief Financial Officer, currently serves as a director of Beazer Homes and as the chairman of its audit committee. As previously disclosed, Mr. Leemputte was a named defendant in a derivative shareholder lawsuit, which also named Beazer Homes as a nominal defendant and alleged, among other things, that the defendants violated state and federal laws, including violations of the Securities Exchange Act of 1934. The parties reached an agreement to settle the lawsuit. The settlement agreement was approved by the Court on February 17, 2010, and the derivative action was dismissed with prejudice.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices and Dividend Information

Mead Johnson Nutrition Company common stock is traded on the New York Stock Exchange (NYSE) under the symbol “MJN”. The following table describes the per share range of high and low sales prices, as reported by the NYSE, for shares of our common stock and dividends declared per share of our common stock for the quarterly periods indicated. Shares of our common stock commenced trading on the NYSE on February 11, 2009.

	Market Price for MJN Common Stock		Dividends Declared Per Share
	High	Low
2009
First Quarter	$29.85	$25.90	—
Second Quarter	33.76	25.72	$0.30	(1)
Third Quarter	50.35	31.51	$0.20
Fourth Quarter	47.75	39.55	$0.20

(1)	On June 23, 2009, our board of directors declared a dividend of $0.20 per share for the quarter ending June 30, 2009, and a $0.10 per share dividend prorated for the period from settlement of our IPO through March 31, 2009.

Holders of Common Stock

The number of record holders of common stock at December 31, 2009, was 1,793. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares held in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Voting Securities and Principal Holders

Reference is made to the 2010 Proxy Statement to be filed on or about April 2, 2010, with respect to voting securities and principal holders, which is incorporated herein by reference and made a part hereof in response to the information required by this Item 5.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Performance Graph

Comparison of 10-month Cumulative Total Return

The following graph compares the cumulative total return on our common stock for the periods indicated with the performance of the Standard & Poor’s 500 Stock Index (S&P 500) and the Mead Johnson performance peer group index. The graph assumes $100 invested on February 11, 2009, the date shares of our common stock commenced trading, or January 31, 2009, in index, and the reinvestment of all dividends for each of the reported time periods.

*	$100 invested on February 11, 2009, in stock or January 31, 2009, in index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The Mead Johnson performance peer group consists of the following corporations considered our market competitors in the food and beverage and consumer products industries on the basis of industry leadership and global focus: Campbell’s Soup Company, Colgate Palmolive Company, General Mills, Inc., H.J. Heinz Company, The Hershey Company, The J.M. Smucker Company, Kellogg Company, McCormick & Company, Incorporated and Sara Lee Corp.

Item 6.	SELECTED FINANCIAL DATA.

	For the Years Ended December 31,
(In millions, except per share data)	2009	2008	2007	2006	2005
Net Sales	$2,826.5	$2,882.4	$2,576.4	$2,345.1	$2,201.8
Earnings before Interest and Income Taxes (EBIT)	679.6	695.7	663.2	634.8	618.4
Interest Expense—net	(92.6)	(43.3)	—	—	—
Net Earnings Attributable to Shareholders	399.6	393.9	422.5	398.2	389.8

Basic Earnings Per Share Attributable to Shareholders(1)	$1.99	$2.32	$2.49	$2.34	$2.29
Diluted Earnings Per Share Attributable to Shareholders(1)	$1.99	$2.32	$2.49	$2.34	$2.29
Cash Dividends Declared Per Share(1)	$0.70
Weighted Average Shares(1)	200.6	170.0	170.0	170.0	170.0

Depreciation and Amortization	$58.9	$52.1	$51.0	$49.5	$53.8
Cash Paid for Capital Expenditures	95.8	81.1	78.4	68.9	56.4

	As of December 31,
(In millions)	2009	2008	2007	2006	2005
Total Assets	$2,070.3	$1,361.4	$1,301.9	$1,204.3	$1,123.5
Debt	1,604.9	2,000.0	—	—	—
Total Equity (Deficit)	(664.3)	(1,395.5)	637.8	592.4	464.8

(1)	On February 17, 2009, we completed the offering of 34.5 million shares of common stock in an initial public offering (IPO).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with those statements. The following discussion should be read in conjunction with our audited financial statements and the notes to our audited financial statements. Our results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those in “Risk Factors”.

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

Executive Summary

In 2009, Mead Johnson Nutrition Company went from being a wholly owned division of Bristol-Myers Squibb Company (BMS) to a separately traded, independent public company. In February 2009, we issued 34.5 million shares of our common stock in an initial public offering (IPO) resulting in 204.5 million shares of common stock outstanding, of which 170.0 million was owned by BMS. On December 23, 2009, BMS disposed of its entire ownership interest in us through an exchange offer with its shareholders. All of our common stock is now publicly held. In November 2009, we issued $1.5 billion of notes through a private placement and used the net proceeds, along with borrowings under our revolving credit facility and available cash, to repay our debt obligations to BMS totaling $1.7 billion.

Our operating results are driven by a number of factors including, pediatric nutrition industry growth; favorable demographic trends, especially in emerging markets; economic and other factors affecting the number of babies born each year; our ability to hold or gain market share and to sustain the strength of our brand franchise; the success of new product innovations; the effectiveness of our sales and marketing efforts; growth through geographic expansion; the success of our on-going productivity efforts; changes in the cost of raw materials and other commodities, principally dairy; our ability to increase prices; and foreign exchange rate movements.

During 2009, we reported strong growth in our Asia and Latin America markets, resulting in share gains in many countries within that segment. We continued to invest in high-growth markets in Asia and Latin America, particularly in China, by adding to our sales force as we expand into new cities and by supporting those efforts through product innovation and increased investments in advertising and promotion. The U.S. market contracted in 2009 due to fewer births and our U.S. business also lost market share. We have begun to see our U.S. business stabilize, benefitting from the success of new products launched in 2009, backed by increased investments in marketing, advertising and promotion. During 2009, we benefited from lower commodity costs; however, dairy prices started increasing toward the end of the year, which we expect to adversely affect our gross profits in 2010.

During 2009, we also initiated a global infrastructure redesign project. We expect to transition, replace or retire the information technology systems, administration and outsourced services provided to us by BMS, via transition services agreements. Once this multi-year project is complete and we have fully separated from BMS’ information technology and shared service functions, we believe our cost structure will be more efficient.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Below is a summary of comparative results of operations and a more detailed discussion of results for the years ended December 31, 2009 and 2008:

				% of Net Sales
(In millions, except per share data)	2009	2008	% Change	2009	2008
Net Sales	$2,826.5	$2,882.4	(2%)	—	—
Earnings before Interest and Income Taxes (EBIT)	679.6	695.7	(2%)	24%	24%
Interest Expense—net	(92.6)	(43.3)	114%	3%	2%
Earnings before Income Taxes	587.0	652.4	(10%)	21%	23%
Provision for Income Taxes	(176.4)	(251.4)	(30%)	6%	9%
Effective Tax Rate (ETR)	30.1%	38.5%
Net Earnings	410.6	401.0	2%	15%	14%
Less: Net Earnings attributable to noncontrolling interests	(11.0)	(7.1)	55%	0%	0%
Net Earnings Attributable to Shareholders	399.6	393.9	1%	14%	14%
Weighted Average Common Shares– Diluted	200.7	170.0
Earnings per Common Share—Diluted	$1.99	$2.32	(14%)

Factors Affecting Comparability

The results for the year ended December 31, 2009, include several items that affect the comparability of the company’s financial results between 2009 and 2008. These items include significant expenses not indicative of on-going results, interest expense, operating model changes, the ETR and the number of shares outstanding.

In 2009 we incurred $81.1 million of expense for significant items not indicative of on-going results including IPO-related costs, IT separation costs, gain on asset sale, severance and relocation costs and legal costs and settlements. In 2008 we incurred $44.8 million in IPO-related costs.

Interest expense increased $49.3 million in 2009 due to the addition of debt to our capital structure beginning in the third quarter of 2008. On August 26, 2008, we issued a $2.0 billion intercompany note to BMS. The note was restructured at the IPO date reducing the related-party debt to approximately $1.7 billion. In November 2009, we repaid these notes to BMS in full through the net proceeds from the private placement of three tranches of notes, totaling $1.5 billion, along with borrowings under our three-year syndicated credit facility agreement (Credit Facility) and cash on hand. Net interest expense during the year ended December 31, 2009, was $92.6 million compared with $43.3 million for the year ended December 31, 2008.

Our 2009 results include operating model changes primarily in Brazil and Europe. In Brazil, our ability to operate as a new stand-alone subsidiary was delayed from February to late in September 2009. During that time, BMS distributed and recorded sales for our products and we conducted marketing activities. In Europe, we have transitioned to a third-party distributor model with BMS temporarily serving as our distributor. This reduced net sales by the amount of the distributors’ margin and lowered costs for the distribution-related expenses.

For the year ended December 31, 2009, the ETR was 30.1% compared to 38.5% for the year ended December 31, 2008. The lower rate was driven primarily by our new legal entity structure to facilitate the IPO, one-time restructuring benefits, and earnings mix.

Prior to February 10, 2009, there were 170.0 million shares of common stock outstanding. We issued an additional 34.5 million shares of common stock in the IPO. On November 15, 2009, BMS announced an exchange offer whereby BMS shareholders could exchange a portion of BMS common stock for our stock. Prior to the completion of the exchange offer, BMS converted all its MJN Class B common stock into MJN Class A common stock. The exchange offer was completed on December 23, 2009, resulting in the split-off of MJN from BMS, after which BMS had no equity or voting interest in us.

In addition to these items that affect the comparability of the 2009 results of operations to 2008, there are several adjustments to the balance sheet related to our separation from BMS including the recognition of pension, inclusion of cash balances and restructuring divisional equity. See “Item 8. Financial Statements and Supplementary Data.”

Net Sales

Our net sales by reportable segments are shown in the table below:

	Year Ended December 31,		% Change	% Change Due to
(Dollars in millions)	2009	2008		Volume	Price	Foreign Exchange
Asia/Latin America	$1,625.5	$1,516.9	7%	3%	10%	(6%)
North America/Europe	1,201.0	1,365.5	(12%)	(10%)	0%	(2%)

Net Sales	$2,826.5	$2,882.4	(2%)	(3%)	5%	(4%)

Our Asia/Latin America segment represented 58% of net sales for the year ended December 31, 2009, compared to 53% for the year ended December 31, 2008. Our success in the Asia/Latin America segment comes from the benefit of price increases, geographic expansion and new product launches. Sales growth in China, our second largest market, was the highest of the major markets in which we operate on a year-to-date basis, and many other Asian and Latin American countries increased sales by double digits, excluding the impact of foreign exchange. Volume growth in the segment was adversely affected by approximately two percentage points due to the temporary operating model change in Brazil, in place during most of 2009, pending the transfer of certain permits and registrations previously held by BMS. In 2010, we expect volume growth to be favorably affected as we will have a full year of product distribution in Brazil.

The decrease in North America/Europe sales was primarily due to weaker performance in the United States driven by share losses, the contraction in the U.S. market from lower births, and the impact of planned reductions in inventories held by BMS who is temporarily serving as our distributor in Europe. A number of new products were introduced in the United States in 2009, which were supported by increased marketing, advertising and promotion spending. As a result, our U.S. business began to stabilize in the second half of 2009. With the inventory adjustments now complete, we expect volumes for the segment to benefit in 2010 compared with 2009.

Our net sales by product category are shown in the table below:

	Year Ended December 31,		% Change
(Dollars in millions)	2009	2008
Infant Formula	$1,805.6	$1,931.6	(7%)
Children’s Nutrition	919.0	855.9	7%
Other	101.9	94.9	7%

Net Sales	$2,826.5	$2,882.4	(2%)

Excluding foreign exchange, infant formula decreased 4% reflecting the decreases in the North America/Europe segment, which are predominantly infant formula markets. Excluding foreign exchange, children’s nutrition increased 14%, reflecting the strength of the business in Asia/Latin America.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Year Ended December 31,		% Change
(Dollars in millions)	2009	2008
Gross Sales	$3,864.6	$3,974.2	(3%	)
Gross-to-Net Sales Adjustments
WIC Rebates	(735.7)	(796.0)	(8%	)
Sales Discounts	(100.4)	(87.9)	14%
Returns	(72.0)	(64.7)	11%
Cash Discounts	(45.1)	(46.9)	(4%	)
Prime Vendor Charge-Backs	(38.5)	(42.2)	(9%	)
Coupons and Other Adjustments	(46.4)	(54.1)	(14%	)

Total Gross-to-Net Sales Adjustments	(1,038.1)	(1,091.8)	(5%	)

Total Net Sales	$2,826.5	$2,882.4	(2%	)

The decline in Women, Infants and Children (WIC) rebates was due to a decline in U.S. births and a United States Department of Agriculture (USDA) change which resulted in a reduction in the amount of free infant formula provided by WIC agencies to infants. The change in sales discounts was due to promotional mix and new product launches in 2009. The relative increase in returns was due to an abnormally low amount of returns during fiscal 2008, and the impact of 2009 new product launches with resulting product discontinuations. The reduction in coupons and other adjustments is due to a shift from consumer coupons to sales discounts, primarily driven by the U.S. market.

Gross Profit

	Year Ended December 31,		% Change
(Dollars in millions)	2009	2008
Net Sales	$2,826.5	$2,882.4	(2%	)
Cost of Products Sold	974.7	1,079.8	(10%	)

Gross Profit	$1,851.8	$1,802.6	3%
Gross Margin	65.5%	62.5%

The improvement in gross margin was driven by reduced commodity costs, primarily dairy, higher product pricing and productivity initiatives, partially offset by the adverse effect of foreign exchange, product mix, plant deleveraging, and manufacturing inflation.

Expenses

	Year Ended December 31,		% Change		% of Net Sales
(Dollars in millions)	2009	2008			2009	2008
Selling, General and Administrative	$665.3	$651.7	2%		24%	23%
Advertising and Product Promotion	401.9	369.3	9%		14%	13%
Research and Development	71.9	72.8	(1%	)	3%	3%
Other Expenses—net	33.1	13.1	—		1%	0%

Included in the above table are the following significant expenses that affect comparability in 2009 and 2008.

	Year Ended December 31,
	2009	2008
IPO-related costs	$31.0	$44.8
IT separation costs	19.2	—
Gain on asset sale	(11.9)	—
Severance and related costs	25.3	—
Litigation costs and settlements—net	17.5	—

Total	$81.1	$44.8

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses was mostly due to increases in IPO-related costs, IT separation costs and additional corporate expenses that we now carry as a public company, partly offset by the impact of foreign exchange.

Advertising and Product Promotion Expenses

Our advertising and product promotion expenses are influenced by the timing of our key product launches and promotions and have increased to 14% of sales as we continue to invest in growing our business.

Research and Development Expenses

Research and development expenses decreased slightly compared to prior year due to the adverse effect of foreign exchange.

Other Expenses—net

Other expenses—net for the year ended December 31, 2009, changed by $20.0 million due primarily to severance and related costs, litigation costs and settlements—net, partly offset by a gain on the sale of a non-strategic intangible asset.

Earnings before Interest and Income Taxes

Our EBIT from our two reportable segments, Asia/Latin America and North America/Europe are reduced by Corporate and Other costs. Corporate and Other costs consist of unallocated general and administrative activities and associated expenses, including in part, executive, legal, finance, information technology, human resources, research and development, marketing and supply chain costs.

	Years Ended December 31,		% Change	% of Net Sales
(Dollars in millions)	2009	2008		2009	2008
Asia/Latin America	$577.0	$462.9	25%	35%	31%
North America/Europe	391.8	467.3	(16%)	33%	34%
Corporate and Other	(289.2)	(234.5)	23%

EBIT	$679.6	$695.7	(2%)	24%	24%

The increase in EBIT for Asia/Latin America was driven by higher net sales and improved gross margin.

The decrease in EBIT for North America/Europe was primarily due to lower net sales partially offset by improved gross margins, lower distribution costs and sales force productivity initiatives.

The increase in expenses for the Corporate and Other segment was principally due to the significant expenses that affect comparability described in the table above and the additional corporate expenses that we now carry as a public company.

Interest Expense—net

Interest expense—net for the year ended December 31, 2009, primarily represented interest incurred on three notes payable to BMS totaling $1.7 billion repaid in November 2009 and, to a lesser extent, interest incurred on the three tranches of notes totaling $1.5 billion that were issued in a private placement to third parties in November 2009. For the year ended December 31, 2008, interest expense—net represented interest incurred on the previously outstanding $2.0 billion note payable to BMS issued in August 2008. Interest expense is expected to be approximately $30 million lower in 2010 than 2009 as a result of the November refinancing.

Income Taxes

The ETR for the year ended December 31, 2009, decreased to 30.1% from 38.5% for the year ended December 31, 2008. The lower rate was driven primarily by our new legal entity structure to facilitate the IPO, one-time restructuring benefits, and earnings mix.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consisted of an 11% interest in our China legal entity and a 10% interest in our Indonesia legal entity held by third parties.

Net Earnings Attributable to Shareholders

For the year ended December 31, 2009, net earnings attributable to shareholders increased by $5.7 million to $399.6 million compared with $393.9 million for the year ended December 31, 2008. The increase was primarily due to a reduction in the ETR and an improvement in gross margin, offset by the unfavorable impact of foreign exchange and higher interest expense.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Below is a summary of comparative results of operations and a more detailed discussion of results for the years ended December 31, 2008 and 2007:

					% of Net Sales
(In millions, except per share data)	2008	2007	% Change		2008	2007
Net Sales	$2,882.4	$2,576.4	12%		—	—
Earnings before Interest and Income Taxes (EBIT)	695.7	663.2	5%		24%	26%
Interest Expense—net	(43.3)	—	—		2%	—
Earnings before Income Taxes	652.4	663.2	(2%	)	23%	26%
Provision for Income Taxes	(251.4)	(233.6)	8%		9%	9%
Effective Tax Rate	38.5%	35.2%
Net Earnings	401.0	429.6	(7%	)	14%	17%
Less: Net Earnings attributable to noncontrolling interest	(7.1)	(7.1)	0%		0%	0%
Net Earnings attributable to shareholders	393.9	422.5	(7%	)	14%	16%
Weighted Average Common Shares Outstanding—Diluted	170.0	170.0
Earnings per Common Share—Diluted	$2.32	$2.49	(7%	)

IPO-related costs of $44.8 million are included in the results for the year ended December 31, 2008, which effect comparability between the years ended December 31, 2008 and 2007.

Net Sales

Our net sales by reportable segments are shown in the table below:

	Years Ended December 31,		% Change	% Change Due to Foreign Exchange
(Dollars in millions)	2008	2007
Asia/Latin America	$1,516.9	$1,225.2	24%	3%
North America/Europe	1,365.5	1,351.2	1%	1%

Net Sales	$2,882.4	$2,576.4	12%	2%

Net sales for the year ended December 31, 2008, increased $306.0 million, or 12%, to $2,882.4 million compared to the year ended December 31, 2007. The percentage change in sales was driven by a price increase of 8% and volume growth of 2%, and included a 2% positive foreign exchange impact. Net sales increased throughout Asia, Latin America and Europe offset by a slight decline in the United States. Net sales increased in all product categories, driven by pricing increases in response to increased dairy costs, the impact of increased advertising and promotion, regional expansion within key Asian markets, most notably China, and product innovation. Innovations launched in the period include the addition of prebiotics and an increase in the level of DHA in several of our products in Asia. Additionally, in North America, we launched Nutramigen AA, an amino-acid based infant formula for infants with severe food allergies. The decline in the U.S. business was attributable to growth in private label products, due in part to the weakening economy, and the impact of WIC contract changes on our business.

Our Asia/Latin America segment represented 53% of net sales for the year ended December 31, 2008, compared to 48% for the year ended December 31, 2007. Growth in Asia/Latin America was broad-based across all major markets driven by pricing increases and strong volume growth in China and Hong Kong. The net sales growth was underpinned by higher advertising and promotion supporting new product launches including the addition of prebiotics and the increase in the level of DHA in some children’s nutrition products in Asia. In addition, we experienced a temporary increase in demand for our products in China due to the withdrawal of certain infant formula products of other manufacturers due to the presence of melamine in certain dairy materials sourced in-country. We do not use dairy or protein-containing raw ingredients from China in our products.

The slight increase in our North America/Europe segment was due primarily to pricing increases offset by U.S. volume losses attributable to growth in private label products, due in part to the weakening economy, and the impact of WIC contract changes on our business.

Our net sales based on product category are shown in the table below:

	Years Ended December 31,		% Change
(Dollars in millions)	2008	2007
Infant Formula	$1,931.6	$1,788.1	8%
Children’s Nutrition	855.9	696.5	23%
Other	94.9	91.8	3%

Net Sales	$2,882.4	$2,576.4	12%

Net sales for the period increased in each of our product categories. For the year ended December 31, 2008, infant formula sales increased $143.5 million, or 8%, including a positive 2% foreign currency exchange impact, to $1,931.6 million compared to 2007. Growth in the sales of infant formula, which is sold in all regions, reflects a mix of the higher growth in the Asia/Latin America segment and the lower growth in the North America/ Europe segment. Children’s nutrition products, sold primarily in the Asia/Latin America segment, increased $159.4 million, or 23%, including a positive 3% foreign currency exchange impact, to $855.9 million in 2008, in line with the broad-based growth across our key Asia and Latin America markets.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales was as follows:

	Years Ended December 31,		% Change
(Dollars in millions)	2008	2007
Gross Sales	$3,974.2	$3,717.2	7%
Gross-to-Net Sales Adjustments
WIC Rebates	(796.0)	(847.8)	(6%	)
Sales Discounts	(87.9)	(66.3)	33%
Returns	(64.7)	(67.6)	(4%	)
Cash Discounts	(46.9)	(48.0)	(2%	)
Prime Vendor Charge-Backs	(42.2)	(47.5)	(11%	)
Other Adjustments	(54.1)	(63.6)	(15%	)

Total Gross-to-Net Sales Adjustments	(1,091.8)	(1,140.8)	(4%	)

Total Net Sales	$2,882.4	$2,576.4	12%

The decline in gross-to-net sales adjustments was generated by changes in WIC rebates in North America due to the loss of the Western States Contracting Alliance, Texas, Minnesota and Iowa WIC contracts to other infant formula manufacturers during the fourth quarter of 2007, partially offset by the gain of California and Louisiana WIC contracts during the second half of 2007, as well as the gain of Illinois and Colorado WIC contracts during the first quarter of 2008. Sales discounts increased during the same period primarily in key Asia markets due to revenue growth and a change in retail sales mix to key customers with higher discounts. Other adjustments include coupons, contract discounts and various rebates. The decrease in other adjustments was driven primarily by a decline in consumer coupons.

Gross Profit

	Years Ended December 31,		% Change
(Dollars in millions)	2008	2007
Net Sales	$2,882.4	$2,576.4	12%
Cost of Products Sold	1,079.8	948.7	14%

Gross Profit	$1,802.6	$1,627.7	11%
Gross Margin	62.5%	63.2%

The decrease in gross margin was driven primarily by global material price increases. In 2007, the market volatility in material prices was mitigated partially through the contractual pricing agreements we entered into during 2006 and prior periods. However, many of these contracts expired in late 2007, resulting in an increase in our costs of products sold in 2008. Additionally, the costs of products sold increase was driven by sales volume growth and an unfavorable foreign exchange impact due to the weakening of the U.S. dollar versus foreign currencies. Furthermore, the gross margin decrease was driven by product mix changes as lower margin children’s nutrition products experienced more rapid volume gains than higher margin infant formulas.

Expenses

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2008	2007	% Change	2008	2007
Selling, General and Administrative	$651.7	$575.2	13%	23%	22%
Advertising and Product Promotion	369.3	318.5	16%	13%	12%
Research and Development	72.8	67.2	8%	3%	3%
Other Expenses—net	13.1	3.6	—	0%	0%

Selling, General and Administrative Expenses

The majority of the increase in selling, general and administrative expenses was due to $41.8 million of non-recurring costs related to our initial public offering and $19.3 million of higher corporate and shared service expense allocations. The increase was also driven by additional marketing efforts in Asia, including sales force expansion in China, and global salary and benefits increases due to inflation. Unfavorable foreign exchange impacts due to the weakening of the U.S. dollar also drove an increase in expense. Partially offsetting these increases was the absence of a $17.6 million bad debt expense in the first half of 2007 related to a distributor’s insolvency in Asia.

Advertising and Product Promotion Expenses

The increase in advertising and product promotion expenses was driven in large part by a strategic decision to increase various demand-generating activities in key Asian markets, investment in promotional programs in Mexico and by an unfavorable foreign exchange impact due to the weakening of the U.S. dollar versus foreign currencies.

Research and Development Expenses

The increase in research and development expenses was driven mainly by increased investment in clinical and discovery trials, salary and benefits inflation and an unfavorable foreign exchange impact due to the weakening of the U.S. dollar versus foreign currencies.

Other Expenses—net

For the year ended December 31, 2008, other expenses—net increased $9.5 million, to $13.1 million compared to the year ended December 31, 2007. The increase was driven by the losses in 2008 on our supply agreement for our former Adult Nutrition business, which was divested in 2004, and a non-recurring gain on the 2007 divestiture of Cafcit, a pediatric pharmaceutical product.

Earnings before Interest and Income Taxes

Our EBIT are from our two reportable segments, North America/Europe and Asia/Latin America, reduced by Corporate and Other costs. Corporate and Other costs consist of unallocated general and administrative activities and associated expenses, including in part, executive, legal, finance, information technology, human resources, research and development, marketing and supply chain costs.

	Years Ended December 31,		% Change	% of Net Sales
(Dollars in millions)	2008	2007		2008	2007
Asia/Latin America	$462.9	$363.9	27%	31%	30%
North America/Europe	467.3	477.6	(2%)	34%	35%
Corporate and Other	(234.5)	(178.3)	32%

EBIT	$695.7	$663.2	5%	24%	26%

The increase in EBIT for Asia/Latin America was primarily driven by growth in sales and the absence of $17.6 million bad debt expense in 2007 related to a distributor’s insolvency, partially offset by increases in material costs.

The decrease in North America/Europe EBIT was driven by sales declines in the United States and increases in material costs.

The change in Corporate and Other EBIT was principally due to $44.8 million in expenses related to our initial public offering and an increase in corporate and shared service expense allocations from $90.1 million for the year ended December 31, 2007, to $112.1 million for the year ended December 31, 2008.

Income Taxes

The effective tax rate for the year ended December 31, 2008, increased from 35.2% to 38.5%, compared to the year ended December 31, 2007. The increase in the effective tax rate was driven primarily by the capitalization in 2008 of certain initial public offering expenses for tax purposes, the benefit of certain basis differences reflected in the 2007 effective tax rate and changes in the mix of earnings by jurisdiction.

Interest Expense—net

Interest expense—net for the year ended December 31, 2008, represented interest incurred on the $2.0 billion note payable issued in August 2008.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consisted of an 11% interest in our China legal entity and a 10% interest in our Indonesia legal entity held by third parties.

Net Earnings Attributable to Shareholders

For the foregoing reasons, for the year ended December 31, 2008, net earnings attributable to shareholders decreased $28.6 million, or 7%, to $393.9 million compared with the year ended December 31, 2007.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and available borrowings under our $410.0 million revolving credit facility (Credit Facility). Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditure for equipment, buildings and computer software. In 2009, cash flows from financing activities primarily represent activities related to the IPO and separation from BMS, the refinancing of debt and the payment of dividends to our shareholders. The declaration and payment of dividends is at the discretion of our board of directors and depends on many factors, including our financial condition, earnings, legal requirements, restrictions under the terms of our debt agreements and other factors our board of directors deem relevant. Cash dividends paid for the year ended December 31, 2009, were $102.3 million. There were no cash dividends paid in 2008.

Cash Flows

Prior to the IPO, we did not report cash or cash equivalents on our balance sheet and BMS managed the treasury relationships for receiving and disbursing cash to cover all cash flow activity from operations and investing activities. Following the IPO, we assumed responsibility for our treasury function, including the management and reporting of cash and cash equivalents, with support services provided by BMS under a transition services agreement. We believe that cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments. As of February 25, 2010, we have $410 million available to us under our Credit Facility.

	Years Ended December 31,
(Dollars in millions)	2009	2008	2007
Cash flow provided by/(used in):
Operating Activities	$576.6	$489.0	$478.7
Investing Activities	(81.3)	(79.4)	(74.2)
Financing Activities	49.1	(409.6)	(404.5)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	16.7	—	—

Net Increase in Cash and Cash Equivalents	$561.1	$—	$—

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Cash flow provided by operating activities increased $87.6 million for the year ended December 31, 2009 compared with the year ended December 31, 2008. The improvement primarily reflected a decline in our inventories during 2009 compared with an increase during 2008 due to lower commodity costs. The impact of the change in inventories was partially offset by an increase in receivables and changes in other current assets and liabilities as well as working capital management initiatives which also resulted in some extension in accounts payable terms.

Cash used in investing activities increased $1.9 million due to an increase in payments for capital expenditures, partially offset by the cash inflow before taxes from the sale of a non-strategic intangible asset.

Cash provided by financing activities totaled $49.1 million in 2009 comprised of $1,495.3 million from the private placement of notes in the fourth quarter, $782.3 million net cash proceeds from the IPO, $120 million from net short-term borrowings and $137.7 million net transfers from BMS partly offset by $2,348.1 million repayment of BMS debt, $30.0 million promissory note from BMS, dividend payments of $102.3 million and distributions to noncontrolling interests of $5.8 million. The net transfer from BMS included in financing activities during 2009 consisted mainly of $316.0 million cash contribution from BMS made in connection with our separation from BMS offset by $166.8 million settlement of related party payables. This compares to cash used in financing activities of $409.6 million in 2008 comprised of net transfers to BMS of $397.9 million and distributions to noncontrolling interests of $11.7 million.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash provided by operating activities increased $10.3 million to $489.0 million for the year ended December 31, 2008, compared to the year ended December 31, 2007. This increase was due to a reduction in working capital in 2008 as compared to an increase in 2007, offset by a decline in net earnings attributable to shareholders of $28.6 million, which was driven by IPO expenses and interest costs. The favorable change in working capital is due to increases in accounts payable and accrued expenses. Net cash used in investing activities increased $5.2 million to $79.4 million for the same period due to an increase in capital expenditures and a decrease in the proceeds from the sale of equipment and a non-strategic intangible asset.

Capital Expenditures

Capital expenditures were $122.3 million for the year ended December 31, 2009, of which $95.8 million was a cash outflow. The cash outflow for capital expenditures was $81.1 million for the year ended December 31, 2008 and $78.4 million for the year ended December 31, 2007. We expect capital expenditures in 2010 to be approximately $140 million with the increase primarily driven by IT separation costs and investment in growth and innovation.

Short-Term Borrowings

On February 17, 2009, we entered into a Credit Facility. The Credit Facility is unsecured and repayable on maturity in February 2012, subject to annual extensions if sufficient lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $410.0 million, which amount may be increased from time to time up to $500.0 million at our request and with the consent of the lenders, subject to customary conditions. The proceeds of the Credit Facility are to be used for working capital and other general corporate purposes. In November 2009, we amended the Credit Facility to include the ability to use proceeds to repay amounts owed to BMS. On December 16, 2009, we further amended the Credit Facility to, among other things, release our subsidiary Mead Johnson & Company as a guarantor of our obligations under the Credit Facility. If, however, our corporate credit rating is no longer (i) at least BBB- by Standard & Poor’s Ratings Service (S&P) or (ii) at least Baa3 by Moody’s Investors Service, Inc. (Moody’s), then Mead Johnson & Company shall automatically be deemed to guarantee the obligations under the Credit Facility.

Borrowings under the Credit Facility bear interest either at (a) LIBOR for specified interest periods plus a margin determined with reference to our consolidated leverage ratio, or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR plus, in each case, a margin determined with reference to our consolidated leverage ratio. The margin on the borrowings can range from 1.125% to 2.65% over the applicable base. In addition, we incur an annual 0.2% facility fee on the entire facility commitment of $410.0 million.

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

•

We are required to maintain a ratio of (a) consolidated EBITDA to (b) consolidated interest expense of at least 3.0 to 1.0. Compliance with this covenant is tested on the last day of each fiscal quarter for the preceding four consecutive fiscal quarters.

In addition, the Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, ERISA matters and cross-default to other debt agreements. We were in compliance with all debt covenants as of December 31, 2009. The balance of $120.0 million is classified as short-term borrowings as of December 31, 2009, and was paid in full in January 2010.

Long-Term Debt

On August 26, 2008, we declared and issued a dividend in the form of a 10-year note to BMS in the amount of $2.0 billion, which was recorded as a reduction of equity. The note had an annual interest rate of 6.1% with interest payments settled no less than annually. On February 17, 2009, this note payable was amended and restructured into three separate notes in the amounts of $744.2 million, $500.0 million and $500.0 million (BMS Notes). In November 2009, we repaid the BMS Notes in full through the net proceeds from the private placement of three tranches of notes (the Notes), totaling $1.5 billion, along with borrowings under the Credit Facility and cash on hand. The issuance of the Notes lowered our interest expense and extended the weighted average maturity date. The Notes are detailed in the table below:

Description	Principal Amount	Interest Rate	Terms
2014 Notes	$500.0 million	3.50% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on November 1, 2014
2019 Notes	$700.0 million	4.90% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on November 1, 2019
2039 Notes	$300.0 million	5.90% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on November 1, 2039

The Notes are our senior unsecured obligations and rank equally in right of payment with each other and with all of our existing and future senior indebtedness. In addition, the Notes are structurally subordinated to all liabilities of our subsidiaries, including trade payables. The Notes may be prepaid at any time, in whole or in part, at a redemption price equal to the greater of par value or an amount calculated based upon the sum of the present values of the remaining scheduled payments as set forth in a First Supplemental Indenture dated November 5, 2009. Upon a change of control, we may be required to repurchase the notes in an amount equal to 101% of the then outstanding principal amount plus accrued and unpaid interest.

In connection with issuance of the Notes, we entered into a registration rights agreement with the representatives of the initial purchasers of the Notes (Registration Rights Agreement). Under the Registration Rights Agreement, we have agreed to use our reasonable best efforts to cause to become effective a registration statement with respect to an offer to exchange the Notes for freely tradable notes issued by us that are registered with the Securities and Exchange Commission and that have terms substantially identical in all material respects to the Notes. If we are unable to effect the exchange offer, we have agreed to use our reasonable best efforts to file and cause to become effective a shelf registration statement relating to resales of the Notes. We will be obligated to pay additional interest on the Notes if the exchange offer is not completed (or, if required, the shelf registration is not declared effective) by August 2, 2010.

In November 2009, we entered into interest rate swap agreements with a notional amount of $700.0 million. The interest rate swap agreements effectively swap fixed interest rate obligations for floating interest rate obligations with respect to (i) the entire $500.0 million in aggregate principal amount of the 2014 Notes and (ii) $200.0 million out of the $700.0 million in aggregate principal amount of the 2019 Notes.

The following tables summarize the interest rate swaps outstanding at December 31, 2009:

(Dollars in millions)	Notional Amount of Underlying Debt	Variable Rate Paid	Year of Transaction	Maturity	Fair Value
Swaps associated with:
3.50% Notes due 2014	$500.0	1 month U.S. $ LIBOR + 0.890%	2009	2014	$(4.2)
4.90% Notes due 2019	200.0	1 month U.S. $ LIBOR + 1.381%	2009	2019	(6.2)

	$700.0				$(10.4)

For additional information on our long-term debt and interest rate swaps, see “Item 8. Financial Statements.”

On January 31, 2009, one of our subsidiaries, Mead Johnson Nutricionales de Mexico, S. De R.L. de C.V., entered into an agreement with BMS to lease all of the property, plant and equipment assets at the manufacturing facility in Delicias, Mexico, for 20 years. The lease qualified as a capital lease, and the property, plant and equipment is included in our financial statements for all periods. As part of the split-off from BMS, we purchased these assets for $48.7 million plus applicable taxes in December 2009, and the lease was terminated. The liability related to this purchase was paid in full in January 2010.

Credit Ratings

The Moody’s credit ratings for MJN and for our senior unsecured notes are both currently Baa1. S&P’s credit ratings for MJN and for our senior unsecured notes are currently BBB and BBB-, respectively. Both Moody’s and S&P issued their first credit ratings for MJN and our notes during the fourth quarter of 2009.

Recent Developments

We have a subsidiary in Venezuela. As of January 1, 2010, this subsidiary will be accounted for under hyperinflationary accounting rules, and the functional currency will be changed from the bolivar to the U.S. dollar. Effective January 11, 2010, the Venezuelan government devalued the bolivar by resetting the official exchange rate from BsF 2.15 per dollar to a two-tier exchange rate — “the essentials rate” at BsF 2.60 per dollar and “the non-essentials rate” at BsF 4.30 per dollar. While the imports of the majority of our products into Venezuela qualify for the essentials rate, the rate applicable to repatriation of earnings is not yet determined. Based on a potential translation rate of BsF 4.30 per dollar, we estimate the negative impact of the balance sheet remeasurement on our 2010 first quarter earnings to be approximately $0.03 per share and the negative impact of the rate change on our operating results to be an additional $0.05 per share spread throughout 2010.

Contractual Obligations

As of December 31, 2009, our significant contractual obligations and other commitments were as follows:

	Payments due by December 31,
(In millions)	2010	2011	2012	2013	2014	Thereafter	Total
Operating lease obligations	$19.6	$16.5	$14.9	$12.5	$7.1	$28.9	$99.5
Capital lease obligations	0.4	0.3	0.3	0.3	0.3	0.3	1.9
Purchase obligations	149.2	111.9	72.3	57.8	55.4	201.7	648.3
Long-term debt	—	—	—	—	497.8	997.5	1,495.3
Interest on long-term debt	55.7	66.2	74.8	80.4	79.4	611.5	968.0

Total	$224.9	$194.9	$162.3	$151.0	$640.0	$1,839.9	$3,213.0

Our operating lease obligations are generally related to real estate leases for offices, vehicle leases and manufacturing-related leases. Capital lease obligations relate to assets utilized for interplant transportation of materials and finished goods. Purchase obligations are for unconditional commitments related to a master service agreement with IBM for information technology, accounting and indirect procurement services, including the design and implementation of a global enterprise resource planning system, the purchase of materials used in manufacturing and for promotional services, and a transition services agreement for various corporate support services provided between us and BMS. The table above does not include $16.9 million in uncertain tax positions due to the uncertainty related to the timing of the reversal of the positions. The future interest payments on long-term debt, including the effect of our interest rate swaps, are estimated based on implied forward LIBOR rates used in the valuation of our interest rate swaps.

Off-Balance Sheet Arrangements

Pursuant to an Amended and Restated Tax Matters Agreement with BMS, we have agreed to indemnify BMS for (i) any tax payable with respect to any separate tax return that we are required to file or cause to be filed, (ii) any tax incurred as a result of any gain that may be recognized by a member of the BMS affiliated group with respect to a transfer of certain foreign affiliates by us in preparation for the IPO, and (iii) any tax arising from the failure or breach of any representation or covenant made by us which failure or breach results in the intended tax consequences of the split-off transaction not being achieved.

We do not use off-balance sheet derivative financial instruments to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions or other financial or investment purposes.

Significant Accounting Estimates

In presenting our financial statements in accordance with accounting principles generally accepted in the United States (GAAP), we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

Some of the estimates and assumptions that we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an on-going basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates. Future results may differ from our estimates under different assumptions or conditions.

We believe that the significant accounting estimates listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements.

For information on our accounting policies, see “Item 8. Financial Statements.”

Revenue Recognition – WIC Rebates

We participate on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, we reimburse these entities for the difference between our wholesaler list price and the contract price on eligible products. We account for WIC contract rebates by establishing an accrual in an amount equal to our estimate of WIC rebate claims attributable to a sale. We determine our estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. We consider levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjust the accrual quarterly to reflect actual expense. WIC rebate accruals were $199.9 million and $194.7 million at December 31, 2009 and 2008, respectively, and are included in accrued rebates and returns on our balance sheet. Rebates under the WIC program reduced revenues by $735.7 million, $796.0 million, and $847.8 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Revenue Recognition – Sales Returns

We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine our estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also consider other factors that could impact sales returns such as new product introductions. Sales return accruals were $33.9 million and $29.3 million at December 31, 2009 and 2008, respectively, and are included in accrued rebates and returns on our balance sheet. Returns reduced sales by $72.0 million, $64.7 million and $67.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

The effective tax rate reflects statutory tax rates, tax planning opportunities available in the various jurisdictions in which we operate, including tax holidays, and management’s estimate of appropriate reserves against uncertain tax positions. Significant judgment is required in determining the effective tax rate and in evaluating the uncertainty in tax positions.

The income tax provision prepared in the period following the IPO but preceding the split-off reflects a separate return methodology based on the actual legal entity structure as if we were a separate taxpayer in the respective jurisdictions with certain accommodations pursuant to a tax matters agreement as noted below. This is in contrast to the pre-IPO period in which the income tax provision was prepared on a separate return stand-alone methodology reflecting a hypothetical legal entity structure in which we were included in the tax grouping of other BMS entities within the respective entity’s tax jurisdiction. The income tax provision prepared in the post split-off period reflects a separate return methodology based on the actual legal entity structure where we are a separate taxpayer in the respective jurisdictions.

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable earnings in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when changes are enacted. The ultimate liability incurred by us may differ from the provision estimates based on a number of factors, including interpretations of tax laws and the resolution of examinations by the taxing authorities.

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

Changes in recognized tax benefits and changes in valuation allowances could be material to our results of operations for any period, but are not expected to be material to our financial position.

On February 10, 2009, we entered into a tax matters agreement with BMS. This agreement governs the tax relationship between us and BMS for the tax periods through our December 23, 2009 split-off from BMS. Under this agreement, responsibility is allocated between BMS and its subsidiaries, and us for the payment of taxes resulting from filing (i) tax returns on a combined, consolidated or unitary basis and (ii) single entity tax returns for entities that have both MJN and non-MJN operations. Accordingly, BMS prepares returns for us for all periods during which we are included in a combined, consolidated or unitary group with BMS or any of its subsidiaries for federal, state, local or foreign tax purposes, as if we ourselves were filing as a combined, consolidated or unitary group. BMS also prepares returns for us for all periods during which a single-entity tax return is filed for an entity that has both MJN and non-MJN operations. We make payments to BMS and BMS makes payments to us with respect to such returns, as if such returns were actually required to be filed under the laws of the applicable taxing jurisdiction and BMS were the relevant taxing authority of such jurisdiction.

On December 18, 2009, we entered into an Amended and Restated Tax Matters Agreement with BMS. With respect to the period before the split-off, the Amended and Restated Tax Matters Agreement allocates the responsibility of BMS and its subsidiaries, and us for the payment of taxes in the same manner as discussed above with respect to the tax matters agreement. Pursuant to the Amended and Restated Tax Matters Agreement, we have consented to join BMS in electing to allocate items ratably between the portion of the taxable year in which we were included in the BMS consolidated tax group, and the short period beginning after the split-off and ending on December 31, 2009 when we are a separate taxpayer. Additionally under the Amended and Restated Tax Matters Agreement, BMS has agreed to indemnify us for (i) any tax attributable to a Mead Johnson legal entity for any taxable period ending on or before December 31, 2008, (ii) any tax arising solely as a result of the IPO and the restructuring which preceded the IPO, and (iii) any transaction tax associated with the split-off transaction. We have agreed to indemnify BMS for (i) any tax payable with respect to any separate return that we are required to file or cause to be filed, (ii) any tax incurred as a result of any gain which may be recognized by a member of the BMS affiliated group with respect to a transfer of certain foreign affiliates by us in preparation for the IPO, and (iii) any tax arising from the failure or breach of any representation or covenant made by us which failure or breach results in the intended tax consequences of the split-off transaction not being achieved. We recorded as an equity contribution certain deferred tax assets recorded from BMS as a result of the split-off.

As of December 31, 2009, based upon the terms of the tax matters agreement discussed above, we hold a net payable of $12.0 million to BMS. This payable is recorded in U.S. and foreign income taxes payable on our balance sheet. Effective with the split-off from BMS, we no longer are included in BMS’ consolidated tax return.

Goodwill

Goodwill is tested for impairment using a two-step process on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. We complete our annual goodwill impairment assessment during the first quarter and monitor for any potential impairment in the remaining quarters, neither of which indicated an impairment of goodwill in 2009, 2008 or 2007.

Pension and Other Post Retirement Benefits

Prior to the separation from BMS, employees who met certain eligibility requirements participated in various defined benefit pension plans administered and sponsored by BMS, and our pension and post retirement plans were accounted for under a multi-employer plan. For pension plans in the United States, Canada, Taiwan and Mexico, costs associated with the pension plans were allocated to us on the basis of pensionable wages. We specifically identified the pension expense attributable to us for participants for the pension plans in the Philippines, Indonesia and the Netherlands.

As part of the separation, the BMS defined benefit pension plan assets and liabilities for our active U.S. employees were transferred to our U.S. defined benefit pension plan. Outside of the United States, BMS transferred to MJN defined benefit plans pension assets and liabilities allocable to employees transferring to MJN in certain countries.

Our pension plans and post retirement benefit plans are accounted for using actuarial valuations. Management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long term returns on plan assets, retirement, turnover, health care costs trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and post retirement benefit expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect projected benefit obligations and future cash funding.

Our key assumptions used in calculating the cost of pension benefits are the discount rate, salary growth rate and expected long term returns on plan assets. In consultation with our actuaries, we have established the key actuarial assumptions and other assumptions used in calculating our cost of pension benefits, such as retirement, turnover and mortality rates, based on expectations or actual experience, as appropriate. Actual results in any given year may differ from those estimated because of economic and other factors.

The discount rate assumptions used to value the pension and post retirement benefit obligations reflect the yield on high quality corporate bonds that coincides with the cash flows of the plans’ estimated payouts. The salary growth assumption we used for determining future pension obligations reflects an estimate of the change in actual future compensation levels due to general price levels, productivity, seniority and other factors. The U.S. plans’ pension expense for 2009 was determined using discount rate of 7.00% and assumed salary growth rate of 3.56% and the benefit obligation at December 31, 2009, was determined using discount rate of 5.75% and assumed salary growth rate of 3.56%. In developing the expected rate of return on pension plan assets, we estimate returns for individual asset classes with input from external advisors. We also consider long term historical returns on the asset classes, the investment mix of plan assets, investment manager performance and projected future returns of the asset classes. The U.S. plans’ pension expense for 2009 was determined using an expected long term rate of return on plan assets of 8.75% and will be 7.72% for 2010.

The following table shows the impact on pension expense of hypothetical changes in the rates assumed for the U.S. pension plan:

		Increase/(Decrease) in Expense		Increase/(Decrease) in Obligation
(Dollars in millions)	Change in Rate	Increase in Rate	Decrease in Rate	Increase in Rate	Decrease in Rate
Impact of change in rates:
Discount rate	+/-25 basis points	$—	$—	$(7.6)	$7.8
Expected long-term rate of return on plan assets	+/-100 basis points	(1.6)	1.6	N/A	N/A

See “Item 8. Financial Statements” for additional information on our pension and post retirement benefits.

Issued but not yet Effective Accounting Standards

Effective January 1, 2010, Accounting Standards Codification (ASC) No. 810, Consolidation, will require companies to identify the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. Also effective January 1, 2010, ASC No. 810 will require on-going reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. We do not expect these requirements to have a material effect on the consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

Although we believe we have been prudent in our plans and assumptions, we can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and we caution readers not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks which exist as part of our on-going business operations. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

Inflation

Our materials costs are influenced by inflation and fluctuations in global commodity prices, principally dairy, agricultural oils and tinplate. In addition, costs for construction, taxes, repairs, maintenance, insurance and media are all subject to inflationary pressures.

Foreign Exchange Risk

We are exposed to market risk due to changes in currency exchange rates. Our primary net foreign currency translation exposures are the Chinese renminbi, the Hong Kong dollar, the Philippine peso, the Mexican peso, the euro, the Malaysian ringitt and the Canadian dollar. In addition to these primary exposures, as a global business, we are exposed to foreign currency translation risk in all countries in which we do business whose local reporting currency is not the U.S. dollar. For example, in Venezuela, the application of hyperinflationary accounting coupled with the government-directed devaluation of the local currency and prohibitive currency controls will negatively impact our 2010 results as discussed within the Recent Development section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Prior to the separation from BMS, we used derivative financial instruments indirectly through participation in the centralized hedging functions of BMS, which were designed primarily to minimize exposure to foreign currency risk, and we have continued to use derivative financial instruments for this purpose. We do not hold or issue derivative financial instruments for speculative purposes.

We use foreign currency contracts to hedge anticipated transactions on certain foreign currencies and designate these derivative instruments as foreign currency cash flow hedges when appropriate. If the derivative is designated as a cash flow hedge, the change in the fair value of the derivative is initially recorded in other comprehensive income and then recognized in our statement of earnings when the corresponding hedged item impacts our earnings. The foreign currency derivatives resulted in losses of $5.0 million, $0.9 million, and $2.6 million in the years ended December 31, 2009, 2008 and 2007, respectively. The impact of hedge ineffectiveness on our earnings was not material.

We enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. Derivative financial instruments will not be used for speculative purposes. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. While we attempt to mitigate some of this risk with hedging and other activities, our business will nevertheless remain subject to substantial foreign exchange risk from foreign currency translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.

The total notional amount of foreign currency derivative instruments at year-end 2009 was $64.2 million, representing a net settlement payable of approximately $3.3 million. All of these derivatives were hedges of anticipated transactions, transaction exposure, or existing assets or liabilities, and mature within 14 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement payable would have increased by approximately $7.5 million. The unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

Commodity Risk

We purchase certain products in the normal course of business, including dairy and agricultural oils, the costs of which are affected by global commodity changes. Therefore, we are exposed to some price volatility related to market conditions outside of our control.

We employ various purchasing and pricing contract techniques in an effort to minimize volatility. Generally, these techniques include unit pricing that is based on an average of commodity prices over a contractually defined period of time and setting fixed prices with suppliers. We do not generally make use of financial instruments to hedge commodity prices, partially because of these contract pricing techniques. As of December 31, 2009, we had no outstanding commodity derivative instruments.

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities used to maintain liquidity and fund business operations. Primary exposures include movements in U.S Treasury rates, London Interbank Offered Rates (LIBOR), and commercial paper rates. The nature and amount of our short-term and long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Our debt obligations totaled $1.6 billion (including $10.4 million relating to the fair value of interest rate swaps adjustment). For information on our debt obligations, see Item 8. “Financial Statements.”

In order to manage interest rate expense and to achieve a desired proportion of variable versus fixed rate debt, we have entered into interest rate swaps agreements. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributed to the hedged risk, are recognized in current period earnings. We had interest rate contracts with a total notional amount of $700.0 million at December 31, 2009. Assuming average variable debt levels during the year, a one percentage point increase in LIBOR would have increased interest expense by approximately $7 million in 2009.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mead Johnson Nutrition Company

Glenview, Illinois

We have audited the accompanying consolidated balance sheets of Mead Johnson Nutrition Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive income and equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mead Johnson Nutrition Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the financial statements include allocations of expenses from Bristol-Myers Squibb Company for the years ended 2008 and 2007. These allocations may not be reflective of the actual level of costs or debt which would have been incurred had the Company operated as a separate entity apart from Bristol-Myers Squibb Company.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mead Johnson Nutrition Company

Glenview, Illinois

We have audited the internal control over financial reporting of Mead Johnson Nutrition Company and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 25, 2010

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF MEAD JOHNSON NUTRITION COMPANY

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Dollars and Shares in millions, except Per Share Data)

	December 31,
	2009	2008	2007
NET SALES	$2,826.5	$2,882.4	$2,576.4
COST OF PRODUCTS SOLD	974.7	1,079.8	948.7

GROSS PROFIT	1,851.8	1,802.6	1,627.7
EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE	665.3	651.7	575.2
ADVERTISING AND PRODUCT PROMOTION	401.9	369.3	318.5
RESEARCH AND DEVELOPMENT	71.9	72.8	67.2
OTHER EXPENSES—NET	33.1	13.1	3.6

EARNINGS BEFORE INTEREST AND INCOME TAXES	679.6	695.7	663.2

INTEREST EXPENSE—NET	(92.6)	(43.3)	—

EARNINGS BEFORE INCOME TAXES	587.0	652.4	663.2

PROVISION FOR INCOME TAXES	(176.4)	(251.4)	(233.6)

NET EARNINGS	410.6	401.0	429.6
Less Net Earnings attributable to noncontrolling interests	(11.0)	(7.1)	(7.1)

NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$399.6	$393.9	$422.5

Earnings per Common Share—Basic
Net Earnings attributable to shareholders	$1.99	$2.32	$2.49

Earnings per Common Share—Diluted
Net Earnings attributable to shareholders	$1.99	$2.32	$2.49

Weighted Average Shares	200.6	170.0	170.0
Dividends declared per Common Share	$0.70

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(Dollars in millions)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$561.1	$—
Receivables—net of allowances of $6.2 and $7.0, respectively	317.6	262.7
Note Receivable	30.0	—
Inventories	309.9	354.3
Deferred Income Taxes—net of valuation allowance	89.4	70.9
Foreign Income Taxes Receivable	5.6	4.5
Prepaid Expenses and Other Assets	22.5	24.7

Total Current Assets	1,336.1	717.1
Property, Plant, and Equipment—net	501.4	453.6
Goodwill	117.5	117.5
Other Intangible Assets—net	50.5	39.2
Deferred Income Taxes—net of valuation allowance	16.0	2.0
Other Assets	48.8	32.0

TOTAL	$2,070.3	$1,361.4

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short Term Borrowings	$120.0	$—
Accounts Payable	361.3	198.5
Dividends Payable	41.0	—
Accrued Expenses	206.6	129.2
Accrued Rebates and Returns	268.2	250.6
Deferred Income—current	19.9	18.1
Deferred Income Taxes—current	0.1	0.1
U.S. and Foreign Income Taxes Payable	83.1	13.2
Related Party Payables—net	—	43.1

Total Current Liabilities	1,100.2	652.8
Related Party Debt—noncurrent	—	2,000.0
Long-Term Debt	1,484.9	—
Deferred Income—noncurrent	2.8	6.4
Deferred Income Taxes—noncurrent	5.1	78.6
Pension, Post Retirement and Post Employment Liabilities	123.6	—
Other Liabilities	18.0	19.1

Total Liabilities	2,734.6	2,756.9
COMMITMENTS AND CONTINGENCIES
EQUITY (DEFICIT)
BMS Investment	—	(1,385.4)
Shareholders’ Equity
Common Stock, $0.01 par value: 4,200 authorized, 204.5 issued and outstanding	2.0	—
Additional Paid-in (Distributed) Capital	(797.4)	—
Retained Earnings	206.1	—
Accumulated Other Comprehensive Income (Loss)	(85.6)	(15.5)

Total Shareholders’ Equity (Deficit)	(674.9)	(1,400.9)
Noncontrolling Interests	10.6	5.4

Total Equity (Deficit)	(664.3)	(1,395.5)

TOTAL	$2,070.3	$1,361.4

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Dollars in millions)

	Total Equity (Deficit)	BMS Investment	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Non-controlling Interest	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
BALANCE—January 1, 2007	$592.3	$582.7	$—	$—	$—	$6.5	$3.1
Net transfers (to) from BMS	(391.0)	(391.0)
Cumulative effect of adoption of new accounting pronouncement	(4.8)	(4.8)
Distributions to noncontrolling interest	(6.6)					(6.6)
Comprehensive income (loss):
Net earnings	429.6	422.5				7.1		$429.6
Foreign currency translation adjustment, net of tax, $9.4	18.3						18.3	18.3

Total comprehensive income (loss)								447.9
Less: comprehensive income attributable to noncontrolling interests								7.1

Comprehensive income attributable to shareholders								$440.8

BALANCE—December 31, 2007	$637.8	$609.4	$—	$—	$—	$7.0	$21.4

Net transfers (to) from BMS	(388.7)	(388.7)
Related party debt	(2,000.0)	(2,000.0)
Distributions to noncontrolling interest	(11.7)					(11.7)
Comprehensive income (loss):
Net earnings	401.0	393.9				7.1		$401.0
Foreign currency translation adjustment, net of tax, $(6.5)	(39.1)					3.0	(42.1)	(42.1)
Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $1.9	5.2						5.2	5.2

Total comprehensive income (loss)								364.1
Less: comprehensive income attributable to noncontrolling interests								7.1

Comprehensive income attributable to shareholders								$357.0

BALANCE—December 31, 2008	$(1,395.5)	$(1,385.4)	$—	$—	$—	$5.4	$(15.5)

Net transfers (to) from BMS	(241.5)	(290.2)		48.7
Conversion of BMS investment in Common Stock	—	1,624.2	1.7	(1,644.6)			18.7
Issuance of Common Stock in connection with initial public offering, net of offering costs	782.3		0.3	782.0
Amortization of equity-based compensation awards granted to employees	17.7	1.2		16.5
Distributions to noncontrolling interests	(5.8)					(5.8)
Assumptions of accumulated unrealized gains (losses) on pension and other post retirement benefits, net of tax of $(54.7)	(97.5)						(97.5)
Cash dividends declared	(143.3)				(143.3)
Comprehensive income (loss):
Net earnings, January 1, 2009 – February 10, 2009	50.2	50.2						$50.2
Net earnings, February 11, 2009 – December 31, 2009	360.4				349.4	11.0		360.4
Foreign currency translation adjustment, net of tax of $2.8	25.9						25.9	25.9
Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $(2.9)	(8.1)						(8.1)	(8.1)
Deferred gains (losses) on pension and other post retirement benefits, net of tax of $(6.4)	(9.1)						(9.1)	(9.1)

Total comprehensive income (loss)								419.3
Less: comprehensive income attributable to noncontrolling interests								11.0

Comprehensive income attributable to shareholders								$408.3

BALANCE—December 31, 2009	$(664.3)	$—	$2.0	$(797.4)	$206.1	$10.6	$(85.6)

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Dollars in millions)

	December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$410.6	$401.0	$429.6
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	58.9	52.1	51.0
Provisions for Bad Debts	0.4	0.6	22.3
Deferred Income Taxes	(20.5)	6.0	4.6
Stock-Based Compensation Expense	17.7	9.2	6.9
Gain on Sale of Intangible Assets	(11.9)	—	(2.9)
Other	0.7	(0.1)	0.1
Change in Operating Assets and Liabilities:
Receivables	(31.8)	(0.9)	(15.9)
Inventories	45.9	(79.9)	(29.6)
Prepaid Expenses and Other Assets	(6.3)	—	(10.4)
Accounts Payable, Accrued Expenses, and Deferred Income	69.5	103.0	46.5
Accrued Rebates and Returns	13.7	(5.9)	(27.6)
U.S. and Foreign Income Taxes Payable	37.5	4.4	(7.9)
Pension, Post Retirement and Post Employment Liabilities	(9.0)	—	—
Other Liabilities	1.2	(0.5)	12.0

Net Cash Provided by Operating Activities	576.6	489.0	478.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(95.8)	(81.1)	(78.4)
Proceeds from Sale of Equipment	2.6	1.7	1.2
Proceeds from Sale of Intangible Assets	11.9	—	3.0

Net Cash Used in Investing Activities	(81.3)	(79.4)	(74.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	200.0	—	—
Repayments of Short-term Borrowings	(80.0)	—	—
Proceeds from Initial Public Offering, net of offering costs	782.3	—	—
Repayment of Related Party Debt and Lease	(2,348.1)	—	—
Promissory Note from BMS	(30.0)	—	—
Net Transfers (to) from BMS, excluding non-cash items	137.7	(397.9)	(397.9)
Long-term Debt Borrowings, net of original issue discount	1,495.3	—	—
Cash Dividends Paid	(102.3)	—	—
Distributions to Noncontrolling Interests	(5.8)	(11.7)	(6.6)

Net Cash Provided by (Used in) Financing Activities	49.1	(409.6)	(404.5)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	16.7	—	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	561.1	—	—
CASH AND CASH EQUIVALENTS:
Beginning of Year	—	—	—

End of Year	$561.1	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash Financing Activities—Related Party Debt Issuance/(Reduction)	$(250.0)	$2,000.0	$—

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2008 AND FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

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

2.	INITIAL PUBLIC OFFERING AND SEPARATION ACTIVITIES

MJN historically operated as a wholly owned subsidiary of Bristol-Myers Squibb Company (BMS). On January 31, 2009, BMS transferred to MJN the non-U.S. businesses of MJN through a sale of shares, sale of assets and contributions of stock with some exceptions as described below. The consideration for these transfers was in the form of cash, which was contributed or otherwise provided by BMS, and the issuance by MJN’s subsidiaries of foreign notes to BMS subsidiaries related to the purchase of assets or shares in Indonesia, Malaysia, the Netherlands and the Philippines. The terms of these foreign notes were substantially similar, except that the principal amount of each note varied by jurisdiction. The aggregate principal amount of the foreign notes was $597.0 million and the rate of interest per annum on each note was equal to LIBOR plus 0.75%.

Also on January 31, 2009, MJN entered into an employee matters agreement with BMS that included the allocation of assets and liabilities related to certain employee benefit, pension, welfare, compensation, employment, severance and termination-related matters.

On February 17, 2009, MJN completed the initial public offering (IPO) of 34.5 million shares of Class A common stock at a price of $24.00 per share. The net proceeds from the IPO, after deducting a total of $45.7 million of underwriting discounts, commissions and offering expenses, totaled $782.3 million. All of the net proceeds of the IPO were paid to BMS and were used to (i) repay in full $597.0 million of the foreign notes payable to subsidiaries of BMS and (ii) satisfy payables and other obligations owing to one or more subsidiaries of BMS.

Immediately following the IPO, there were 76.8 million outstanding shares of Class A common stock and 127.7 million outstanding shares of Class B common stock. The holders of Class A common stock and Class B common stock generally had identical rights, except that holders of Class A common stock were entitled to one vote per share while holders of Class B common stock were entitled to 10 votes per share on all matters voted upon by stockholders (including the election and removal of directors). Of the Class A and Class B common stock outstanding immediately following the IPO, BMS beneficially owned 42.3 million shares of Class A common stock and all of the Class B common stock. This represented 83.1% of the total outstanding shares of combined common stock, and 97.5% of the combined voting power. MJN sold 34.5 million shares of Class A common stock, or 16.9% of the total outstanding shares of combined common stock, to the public.

On November 15, 2009, BMS announced an exchange offer whereby BMS shareholders could exchange a portion of BMS common stock for MJN stock. Prior to the completion of the exchange offer, BMS converted all its MJN Class B common stock into MJN Class A common stock. The exchange offer was completed on December 23, 2009, resulting in the split-off of MJN and the disposal of BMS’s entire ownership and voting interest in MJN.

Expensed transaction costs for the IPO recorded within selling, general, and administrative expense for the years ended December 31, 2009 and 2008, were $31.0 million and $41.8 million, respectively.

3.	ACCOUNTING POLICIES

Basis of Presentation—The financial statements present the results of operations, financial position, and cash flows of Mead Johnson Nutrition Company and its majority-owned and controlled subsidiaries. Intercompany transactions and accounts are eliminated in consolidation. Prior to the IPO, the financial statements were derived from the consolidated financial statements and records of BMS, principally from statements and records representing the MJN business. The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

Certain prior-year amounts have been reclassified to conform to the current-year presentation, including accrued interest payable to BMS of $43.1 million as of December 31, 2008, that was reclassified from accrued expenses to related party payables-net.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in determining values of sales rebate and return accruals, income tax assets, income tax liabilities, income tax expense and legal liabilities, as well as in estimates used in applying the revenue recognition policy and accounting for stock-based compensation costs and retirement and post retirement benefits (including the actuarial assumptions). Actual results may or may not differ from estimated results.

Revenue Recognition—MJN recognizes revenue when substantially all the risks and rewards of ownership have transferred to the customer. Revenue is recognized on the date of receipt by the purchaser. Revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience and business trends. Additionally, provisions are made at the time of revenue recognition for discounts, Women, Infants and Children (WIC) rebates and estimated sales allowances based on historical experience, updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue. The Company offers sales incentives to customers and consumers through various programs consisting primarily of customer pricing allowances, merchandising funds and consumer coupons. The cost of these programs is recognized as incurred and recorded as a reduction of revenue.

WIC rebate accruals were $199.9 million and $194.7 million at December 31, 2009 and 2008, respectively, and are included in accrued rebates and returns on the Company’s balance sheet. MJN participates on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, MJN reimburses these entities for the difference between wholesaler list price and the contract price on eligible products. The Company accounts for WIC rebates by establishing an accrual in an amount equal to the Company’s estimate of WIC rebate claims attributable to a sale. MJN determines its estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. The Company considers levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjusts the accrual periodically throughout the year to reflect actual expense. Rebates under the WIC program reduced revenues by $735.7 million, $796.0 million, and $847.8 million in the years ended December 31, 2009, 2008, and 2007, respectively.

Sales return accruals were $33.9 million and $29.3 million at December 31, 2009 and 2008, respectively, and are included in accrued rebates and returns on the Company’s balance sheet. The Company accounts for sales returns by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines its estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also considers other factors that could impact sales returns such as new product introductions.

Income Taxes—The income tax provision prepared in the period following the IPO but preceding the split-off reflects a separate return methodology based on the actual legal entity structure as if the Company were a separate taxpayer in the respective jurisdictions with certain accommodations pursuant to a tax matters agreement as noted below. This is in contrast to the pre-IPO period in which the income tax provision was prepared on a separate return stand-alone methodology reflecting a hypothetical legal entity structure in which the Company was included in the tax grouping of other BMS entities within the respective entity’s tax jurisdiction. The income tax provision prepared in the post split-off period reflects a separate return methodology based on the actual legal entity structure where we are a separate taxpayer in the respective jurisdictions.

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable earnings in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when changes are enacted.

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

In the pre-IPO period, with the exception of Mead Johnson-dedicated entities, the Company did not maintain taxes payable to or from BMS as the Company was deemed to settle the annual current tax balances immediately with the tax paying legal entities in the respective jurisdictions. These settlements were reflected as changes in equity (deficit).

On January 1, 2007, the Company adopted a new pronouncement for the accounting for uncertain tax provisions resulting in the derecognition of $4.8 million of previously recognized tax benefits; this was accounted for as a decrease to equity.

Interest and penalties are classified as a component of provision for income taxes.

On February 10, 2009, MJN entered into a tax matters agreement with BMS. This agreement governs the tax relationship between the Company and BMS for the tax periods through the December 23, 2009 split-off of the Company from BMS. Under this agreement, responsibility is allocated between BMS and its subsidiaries, and MJN for the payment of taxes resulting from filing (i) tax returns on a combined, consolidated or unitary basis and (ii) single entity tax returns for entities that have both MJN and non-MJN operations. Accordingly, BMS prepares returns for MJN for all periods during which MJN is included in a combined, consolidated or unitary group with BMS or any of its subsidiaries for federal, state, local or foreign tax purposes, as if MJN itself were filing as a combined, consolidated or unitary group. BMS also prepares returns for the Company for all periods during which a single-entity tax return is filed for an entity that has both MJN and non-MJN operations. MJN makes payments to BMS and BMS makes payments to the Company with respect to such returns, as if such returns were actually required to be filed under the laws of the applicable taxing jurisdiction and BMS were the relevant taxing authority of such jurisdiction.

On December 18, 2009, the Company and BMS entered into an Amended and Restated Tax Matters Agreement. With respect to the period before the split-off, the Amended and Restated Tax Matters Agreement allocates the responsibility of BMS and its subsidiaries, and MJN for the payment of taxes in the same manner as discussed above with respect to the tax matters agreement. Pursuant to the Amended and Restated Tax Matters Agreement, the Company has consented to join BMS in electing to allocate items ratably between the portion of the taxable year in which the Company was included in the BMS consolidated tax group, and the short period beginning after the split-off and ending December 31, 2009 when the Company is a separate taxpayer. Additionally under the Amended and Restated Tax Matters Agreement, BMS has agreed to indemnify the Company for (i) any tax attributable to a Mead Johnson legal entity for any taxable period ending on or before December 31, 2008, (ii) any tax arising solely as a result of the IPO and the restructuring which preceded the IPO, and (iii) any transaction tax associated with the split-off transaction. The Company has agreed to indemnify BMS for (i) any tax payable with respect to any separate return that the Company is required to file or cause to be filed, (ii) any tax incurred as a result of any gain which may be recognized by a member of the BMS affiliated group with respect to a transfer of certain foreign affiliates by the Company in preparation for the IPO, and (iii) any tax arising from the failure or breach of any representation or covenant made by the Company which failure or breach results in the intended tax consequences of the split-off transaction not being achieved. The Company recorded as an equity contribution certain deferred tax assets received from BMS as a result of the split-off.

As of December 31, 2009, based upon the terms of the tax matters agreement discussed above, the Company holds a net payable of $12.0 million to BMS. This payable is recorded in U.S. and foreign income taxes payable on the Company’s balance sheet. Effective with the split-off of the Company from BMS, the Company no longer is included in BMS’ consolidated tax return.

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

Capitalized Software—Certain costs to obtain internal use software for significant systems projects are capitalized and amortized over the estimated useful life of the software, which ranges from 3 to 7 years. Costs to obtain software for projects that are not significant are expensed as incurred.

Goodwill—Goodwill is tested for impairment using a two-step process on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The Company completes its annual goodwill impairment assessment during the first quarter and monitors for any potential impairment in the remaining quarters, neither of which indicated an impairment of goodwill in 2009, 2008 or 2007.

Contingencies—In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and/or environmental, health, and safety liabilities, and tax matters. The Company records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company does not recognize gain contingencies until realized. For a discussion of contingencies, see Note 7 on “Income Taxes” and Note 20 on “Contingencies.”

Derivative Financial Instruments—Derivative financial instruments are used by the Company principally in the management of its interest rate and foreign currency exposures. The Company does not hold or issue derivative financial instruments for speculative purposes.

The Company records all derivative instruments on the balance sheet at fair value. If the derivative is designated as a fair value hedge, both the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the consolidated statements of earnings; cash flows are classified consistent with the underlying hedged item. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are subsequently recognized in the consolidated statements of earnings when the hedged item affects earnings; cash flows are classified consistent with the underlying hedged item. For purchased foreign currency options, the entire change in fair value is included in the measurement of hedge effectiveness for cash flow hedges. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized as a charge or credit to earnings. If the specific hedge criteria are not met, changes in a derivative’s fair value are recognized in earnings.

The Company designates and assigns derivatives as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company immediately recognizes the gain or loss on the designated hedging financial instruments in the consolidated statements of earnings.

Pension and Other Post Retirement Benefits—The funded status of the Company’s defined pension and post retirement benefits is measured as the difference between the fair value of plan assets and the benefit obligation. For the defined benefit plans, the benefit obligation is the projected benefit obligation; for any other defined benefit post retirement plan, the benefit obligation is the accumulated post retirement benefit obligation. The net over- or under-funded status is recognized as an asset or a liability on the balance sheet. Any unrecognized actuarial gain or loss, or service cost or benefit is reported as a component of the accumulated other comprehensive income in equity.

Shipping and Handling Costs—The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs, including warehousing expenses, were $68.5 million, $82.9 million, and $76.2 million in the years ended December 31, 2009, 2008, and 2007, respectively, and are included in selling, general and administrative expenses.

Advertising Costs—Advertising costs are expensed as incurred and were $136.9 million, $115.3 million, and $92.9 million in the years ended December 31, 2009, 2008, and 2007, respectively.

Research and Development—Research and development costs are expensed as incurred.

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

Recently Issued Accounting Standards—In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification and the Hierarchy of GAAP (Codification). The Codification is the single official source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification did not change GAAP, but organized it into an online research system sorted by individual accounting topics, which are further divided into subtopics. The FASB now issues new standards in the form of Accounting Standards Updates (ASC). The Codification is effective for financial statements issued for periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s financial statements.

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

Effective June 30, 2009, the Company adopted ASC No. 855, Subsequent Events. ASC No. 855 includes guidance for the accounting and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The adoption of this topic did not have a material effect on the Company’s consolidated financial statements. In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The Company adopted the amendments upon issuance with no material impact on the consolidated financial statements.

4.	ACTIVITIES WITH FORMER PARENT, BMS

MJN entered into transactions with BMS and its subsidiaries for the sale of inventory and services provided to and received from BMS pharmaceutical divisions in various markets worldwide, as well as corporate services provided by BMS for the financial statement periods presented. Product transfers from BMS to MJN were made at various transfer prices. For the year ended December 31, 2009, MJN had sales to BMS of $84.2 million. There were no sales to BMS in 2008 and 2007. Purchases of goods from BMS and its subsidiaries were $13.6 million, $27.0 million, and $23.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Prior to the IPO, the Company was allocated costs for various services from BMS. Management considers such allocations have been made on a reasonable basis, but may not, however, reflect the expense MJN would have incurred as a stand-alone company.

On January 31, 2009, MJN entered into a transition services agreement (TSA) with BMS whereby BMS agreed to provide MJN with various corporate support services (the BMS Services) and MJN agreed to provide BMS with certain services (the MJN Services). The TSA was amended and restated on December 18, 2009. The BMS Services and the MJN Services will continue for a specified initial term, which will vary with the types of services to be provided, unless earlier terminated or extended according to the terms of the TSA, none of which extend beyond December 31, 2011. MJN will pay BMS mutually agreed-upon fees for the BMS Services and BMS will pay MJN mutually agreed-upon fees for the MJN Services. The statement of earnings for the year ended December 31, 2009, includes expenses related to the TSA. Total net costs for the year ended December 31, 2009, were $58.3 million. For the years ended December 31, 2008, and 2007, total net costs to MJN were $112.1 million and $90.1 million, respectively, as allocated from BMS based on either the ratio of MJN’s annual net sales or headcount to BMS’ comparable consolidated net sales or headcount. Additionally, MJN allocated charges of $19.6 and $21.6 million for the years ended December 31, 2008 and 2007, respectively to BMS in various markets worldwide, and was allocated charges of $20.2 million and $18.4 million for the years ended December 31, 2008 and 2007 respectively, from BMS.

On August 26, 2008, MJN declared and issued a dividend in the form of a 10-year intercompany note to BMS in the amount of $2.0 billion, which was recorded as a reduction of equity. The note had an annual interest rate of 6.1% with interest payments settled no less than annually.

On February 17, 2009, this note payable was amended and restructured into three separate notes in the amounts of $744.2 million, $500.0 million and $500.0 million. In November 2009, the Company repaid these notes to BMS in full. See Note 13 for discussion on the Company’s short-term borrowings and long-term debt.

During the years ended December 31, 2009 and 2008, interest expense on the notes with BMS was $87.4 million and $43.1 million, respectively. For the year ended December 31, 2009, cash interest paid to BMS was $130.5 million.

On January 31, 2009, Mead Johnson Nutricionales de Mexico, S. De R.L. de C.V., a subsidiary of MJN, entered into an agreement with BMS to lease all of the property, plant and equipment assets at the manufacturing facility in Delicias, Mexico, for 20 years. The lease qualified as a capital lease, and is included in the Company’s financial statements for all periods. As part of the split from BMS, MJN purchased these assets for $48.7 million plus the applicable taxes in December 2009, and the lease was terminated. The liability related to this purchase is included in accounts payable and was paid in full in January 2010.

On December 15, 2009, the China services agreement with BMS was terminated and the 89% ownership interest of Mead Nutritionals (China) Ltd. was transferred from BMS to MJN.

With the exception of the net proceeds from the IPO and the split from BMS, the impact of the separation activities and IPO, as described above, on equity are captured in net transfers (to) from BMS on the consolidated statements of comprehensive income and equity (deficit). The components of net transfers (to) from BMS on the consolidated statements of comprehensive income and equity (deficit) and the related cash flows for the year ended December 31, 2009, were as follows:

(In millions)	Statement of Comprehensive Income and Equity (Deficit) – Changes in Equity	Statement of Cash Flows – Financing Activities
Establishment of foreign notes/repayment of related party debt to BMS	$(597.0)	$(597.0)
Repayment of related party notes payable		(1,751.1)

		$(2,348.1)

Promissory note from BMS		$(30.0)

Cash contribution by BMS	316.0	$316.0
Debt reduction	250.0
Establishment/settlement of related party payable	(166.8)	(166.8)
Mexico asset purchase	(48.7)
Other activity	5.0	(11.5)

Net transfers (to) from BMS	$(241.5)	$137.7

The cash contribution by BMS includes $286.0 million cash contributed in February 2009 and $30.0 million contributed in December 2009. As of December 31, 2009, BMS owes the Company $30.0 million under the terms of a promissory note. The Company received payment in full in January 2010. The other activity within changes in equity above of $5.0 million relates to various separation and operating activities, including the assumption of certain net assets from BMS resulting from the acquisition of legal entities from BMS, excluding certain net assets that had previously been allocated to MJN in the historical financial statements and the activity in January prior to the separation.

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

The following table presents the calculation of basic and diluted earnings per share:

	Years Ended December 31,
(In millions, except per share data)	2009	2008	2007
Basic earnings per share:
Weighted average common shares outstanding – basic	200.6	170.0	170.0
Net earnings attributable to shareholders	$399.6	$393.9	$422.5
Dividends and undistributed earnings attributable to unvested shares	(0.7)	—	—

Net earnings attributable to shareholders used for basic earnings per common share calculation	$398.9	$393.9	$422.5
Net earnings attributable to shareholders per common share	$1.99	$2.32	$2.49
Diluted earnings per share:
Weighted average common shares outstanding – basic	200.6	170.0	170.0
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	0.1	—	—

Weighted average common shares – diluted	200.7	170.0	170.0
Net earnings attributable to shareholders	$399.6	$393.9	$422.5
Dividends and undistributed earnings attributable to unvested shares	(0.7)	—	—

Net earnings attributable to shareholders used for diluted earnings per common share calculation	$398.9	$393.9	$422.5
Net earnings attributable to shareholders per common share	$1.99	$2.32	$2.49

Potential shares outstanding were 1.7 million as of December 31, 2009, of which 1.6 million were not included in the diluted earnings per share calculation for the year ended December 31, 2009.

6.	OTHER EXPENSES—NET

The components of other expenses—net were:

	Years Ended December 31,
(In millions)	2009	2008	2007
Loss from third-party contract manufacturing	$7.7	$6.0	$0.9
Foreign exchange transaction losses	11.4	1.8	4.3
Gain on sale of non-strategic intangible asset	(11.9)	—	(2.9)
Severance and related costs	25.3	—	—
Other—net	0.6	5.3	1.3

Other expenses—net	$33.1	$13.1	$3.6

7.	INCOME TAXES

The Company operates under a new legal entity structure created to facilitate the IPO. As such, adjustments have been made to the income tax accounts and equity (deficit) during the year ended December 31, 2009, to reflect the impact of this restructuring.

In the pre-IPO period, with the exception of Mead Johnson-dedicated entities, we did not maintain taxes payable to or from BMS as we were deemed to settle the annual current tax balances immediately with the tax paying legal entities in the respective jurisdictions. These settlements were reflected as changes in equity (deficit).

On February 10, 2009, the Company entered into a tax matters agreement with BMS. This agreement governs the tax relationship between the Company and BMS for the tax periods through the December 23, 2009, split-off of the Company from BMS. Under this agreement responsibility is allocated between BMS and its subsidiaries, and MJN for the payment of taxes resulting from filing (i) tax returns on a combined, consolidated or unitary basis and (ii) single entity tax returns for entities that have both MJN and non-MJN operations. Accordingly, BMS prepares returns for MJN for all periods during which MJN is included in a combined, consolidated or unitary group with BMS or any of its subsidiaries for federal, state, local or foreign tax purposes, as if MJN itself were filing as a combined, consolidated or unitary group. BMS also prepares returns for the Company for all periods during which a single-entity tax return is filed for an entity that has both MJN and non-MJN operations. MJN makes payments to BMS and BMS makes payments to the Company with respect to such returns, as if such returns were actually required to be filed under the laws of the applicable taxing jurisdiction and BMS were the relevant taxing authority of such jurisdiction. As of December 31, 2009, based upon the terms of the tax matters agreement discussed above, the Company holds a net payable of $12.0 million to BMS. This payable is recorded in U.S. and foreign income taxes payable on the Company’s balance sheet. Effective with the split-off of the Company from BMS, the Company no longer is included in BMS’ consolidated tax return.

On December 18, 2009, the Company and BMS entered into an Amended and Restated Tax Matters Agreement in anticipation of the split-off from BMS. With respect to the period before the split-off, the Amended and Restated Tax Matters Agreement allocates the responsibility of BMS and its subsidiaries, and MJN for the payment of taxes in the same manner as discussed above with respect to the tax matters agreement. Pursuant to the Amended and Restated Tax Matters Agreement, the Company has consented to join BMS in electing to allocate items ratably between the portion of the taxable year in which the Company was included in the BMS consolidated tax group, and the short period beginning after the split off and ending on December 31, 2009, when the Company is a separate taxpayer. Additionally under the Amended and Restated Tax Matters Agreement, BMS has agreed to indemnify the Company for (i) any tax attributable to a Mead Johnson legal entity for any taxable period ending on or before December 31, 2008, (ii) any tax arising solely as a result of the IPO and the restructuring preceding the IPO, and (iii) any transaction tax associated with the split-off transaction. The Company has agreed to indemnify BMS for (i) any tax payable with respect to any separate return that the Company is required to file or cause to be filed, (ii) any tax incurred as a result of any gain which may be recognized by a member of the BMS affiliated group with respect to a transfer of certain foreign affiliates by the Company in preparation for the IPO, and (iii) any tax arising from the failure or breach of any representation or covenant made by the Company which failure or breach results in the intended tax consequences of the split-off transaction not being achieved.

The components of earnings before income taxes were:

	Years Ended December 31,
(In millions)	2009	2008	2007
U.S.	$134.0	$154.7	$306.8
Non-U.S.	453.0	497.7	356.4

	$587.0	$652.4	$663.2

The above amounts are categorized based on the location of the taxing authorities.

The provision (benefit) for income taxes attributable to operations consisted of:

	Years Ended December 31,
(In millions)	2009	2008	2007
Current:
U.S. federal	$79.2	$102.6	$106.2
U.S. states	13.5	18.1	19.1
Non-U.S.	104.2	124.7	103.7

	196.9	245.4	229.0

Deferred:
U.S. federal	(12.2)	1.2	7.7
U.S. states	(0.9)	—	1.4
Non-U.S.	(7.4)	4.8	(4.5)

	(20.5)	6.0	4.6

	$176.4	$251.4	$233.6

Effective Tax Rate—MJN’s provision for income taxes in the years ended December 31, 2009, 2008 and 2007 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes as a result of the following:

(Dollars in millions)	2009		2008		2007
U.S. statutory rate	$205.4	35.0%	$228.3	35.0%	$232.1	35.0%
State and local taxes	8.9	1.5	10.8	1.7	13.3	2.0
Foreign income taxed at different rates	(49.9)	(8.5)	(23.3)	(3.6)	(20.6)	(3.1)
Repatriation of foreign income	29.3	5.0	37.4	5.7	24.5	3.7
Tax holidays	(21.5)	(3.7)	(4.5)	(0.7)	(3.5)	(0.5)
Disallowed transaction cost	4.0	0.7	8.8	1.4	—	—
U.S. manufacturing deduction	(4.3)	(0.7)	(3.7)	(0.6)	(4.5)	(0.7)
Other	4.5	0.8	(2.4)	(0.4)	(7.7)	(1.2)

Total provision / effective tax rate	$176.4	30.1%	$251.4	38.5%	$233.6	35.2%

The effective tax rate for the year ended December 31, 2009, decreased to 30.1% from 38.5% compared to the year ended December 31, 2008. The decrease in the effective tax rate was driven primarily by the Company’s new legal entity structure to facilitate the IPO, one-time restructuring benefits, and earnings mix.

The Company has negotiated a tax holiday effective from January 1, 2010, under which certain profits in the Netherlands are exempt from taxation through the year ending December 31, 2019; this agreement succeeds a prior agreement which expired on December 31, 2009.

Deferred Taxes and Valuation Allowance—The components of current and noncurrent deferred income tax assets (liabilities) were:

	December 31,
(In millions)	2009	2008
Accrued rebates and returns	$38.7	$38.2
Intercompany profit and other inventory items	21.8	18.1
Accruals	22.2	13.7
Net operating loss carryforwards	1.6	16.8
Pension, post retirement and post employment benefits	43.1	7.9
Deferred income	1.8	2.9
Stock options	8.0	8.1
Provisions for bad debts	0.2	0.2
Others—net	8.0	3.2

Total deferred tax assets	145.4	109.1

Depreciation/amortization	(38.2)	(49.3)
Outside basis	(7.0)	(49.0)

Total deferred tax liabilities	(45.2)	(98.3)

Valuation allowance	—	(16.6)

Deferred tax assets (liabilities)—net	$100.2	$(5.8)

Recognized as:
Deferred income taxes—current—net	$89.3	$70.8
Deferred income taxes—noncurrent—net	10.9	(76.6)

Total	$100.2	$(5.8)

As of December 31, 2009, the Company had gross foreign net operating loss (NOL) carryforwards of $7.2 million. These NOL carryforwards will begin to expire in 2014. The valuation allowance increased (decreased) by $(16.6) million, $(1.6) million, and $8.0 million in the years ended December 31, 2009, 2008 and 2007, respectively. In the years ended December 31, 2008 and 2007, the valuation allowance relates to foreign NOL carryforwards that are not expected to be realized because they are based upon a hypothetical stand-alone carve-out structure that does not exist after restructuring for the IPO. In the year ended December 31, 2009, the valuation allowance relates to foreign NOL carryforwards incurred in the post-IPO period that are not more likely than not to be realized.

Current and noncurrent deferred income tax assets (liabilities) totaled $100.2 million and $(5.8) million as of December 31, 2009 and 2008, respectively. The change in the balance between periods includes the impact of the restructuring undertaken to facilitate the IPO, which has been recorded as an adjustment to equity.

Income taxes paid were $167.1 million, $227.8 million, and $228.0 million in the years ended December 31, 2009, 2008, and 2007, respectively. The income taxes were paid pursuant to the terms of the tax matters agreement and taxes paid to federal, state and foreign taxing authorities, as well as taxes deemed paid to BMS prior to the date of the IPO.

Cumulative translation adjustments on foreign subsidiaries with a functional currency other than U.S. dollar resulted in deferred tax liabilities of $0.7 million and $16.6 million at December 31, 2009 and 2008, respectively. For the year ended December 31, 2008, further basis differences arose due to the qualification of repatriated earnings as return of capital for tax purposes.

On January 1, 2007, the Company adopted a new pronouncement for the accounting for uncertain tax provisions resulting in the derecognition of $4.8 million of previously recognized tax benefits; this was accounted for as a decrease to equity. A reconciliation of the Company’s changes in uncertain tax positions from January 1, 2007 to December 31, 2007, January 1, 2008 to December 31, 2008 and January 1, 2009 to December 31, 2009 is as follows:

(In millions)	Unrecognized Federal, State, and Foreign Tax Benefits	Interest	Penalties	Unrecognized Income Tax Benefits, including Interest and Penalties	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, including Interest and Penalties, Net of Deferred Tax Benefits
Total uncertain tax positions that, if recognized, would impact the effective tax rate as of January 1, 2007	$3.2	$1.3	$2.6	$7.1	$(2.8)	$4.3
Gross additions to tax positions related to current year	1.4	—	—	1.4	(0.4)	1.0
Gross reductions to tax positions related to current year	—	—	—	—	—	—
Gross additions to tax positions related to prior year	—	1.3	0.4	1.7	(0.3)	1.4
Gross reductions to tax positions related to prior year	(0.5)	(0.4)	(0.1)	(1.0)	0.2	(0.8)
Settlements	6.2	1.4	—	7.6	(0.4)	7.2
Cumulative translation adjustment	—	—	0.1	0.1	—	0.1

Total uncertain tax positions that, if recognized, would impact the effective tax rate as of December 31, 2007	$10.3	$3.6	$3.0	$16.9	$(3.7)	$13.2

Total uncertain tax positions that, if recognized, would impact the effective tax rate as of January 1, 2008	$10.3	$3.6	$3.0	$16.9	$(3.7)	$13.2
Gross additions to tax positions related to current year	1.4	—	0.4	1.8	(0.4)	1.4
Gross reductions to tax positions related to current year	—	—	—	—	—	—
Gross additions to tax positions related to prior year	—	1.2	0.1	1.3	(0.4)	0.9
Gross reductions to tax positions related to prior year	—	(1.1)	(0.4)	(1.5)	—	(1.5)
Settlements	—	—	(0.4)	(0.4)	—	(0.4)
Cumulative translation adjustment	—	(0.1)	(0.1)	(0.2)	—	(0.2)

Total uncertain tax positions that, if recognized, would impact the effective tax rate as of December 31, 2008	$11.7	$3.6	$2.6	$17.9	$(4.5)	$13.4

(In millions)	Unrecognized Federal, State, and Foreign Tax Benefits	Interest	Penalties	Unrecognized Income Tax Benefits, including Interest and Penalties	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, including Interest and Penalties, Net of Deferred Tax Benefits
Total uncertain tax positions that, if recognized, would impact the effective tax rate as of January 1, 2009	$11.7	$3.6	$2.6	$17.9	$(4.5)	$13.4
Gross adjustments relating to opening balances pursuant to the tax matters agreement with BMS	(5.6)	(1.4)	(1.5)	(8.5)	4.5	(4.0)
Gross additions to tax positions related to current year	4.0	—	—	4.0	—	4.0
Gross additions to tax positions related to prior year	2.7	0.8	—	3.5	—	3.5
Gross reductions to tax positions related to prior year	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—

Total gross uncertain tax positions	12.8	3.0	1.1	16.9	—	16.9
Total uncertain tax positions that, if recognized, would not impact the effective tax rate as of December 31, 2009	(10.4)	(3.0)	(1.1)	(14.5)	—	(14.5)

Total uncertain tax positions that, if recognized, would impact the effective tax rate as of December 31, 2009	$2.4	$—	$—	$2.4	$—	$2.4

The uncertain tax positions have been recorded as part of the long term payable with no reversal being expected in the next twelve months. The uncertain tax benefits as of December 31, 2009 are recorded against the Company’s deferred tax assets to the extent the uncertainty directly related to that asset; otherwise they are recorded as either current or noncurrent income tax payable. As of December 31, 2009 and 2008, approximately $14.0 million and $17.6 million, respectively, of gross noncurrent income tax payable was included in other liabilities on the balance sheet.

The amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate were $2.4 million, $11.7 million, and $10.3 million as of December 31, 2009, 2008 and 2007, respectively.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of provision for income taxes. These amounts are reflected separately on the reconciliation above.

The Company believes that it has provided adequately for all uncertain tax positions that are not otherwise indemnified by BMS. Pursuant to the tax matters agreement dated February 10, 2009, BMS maintains responsibility for all uncertain tax positions which may exist in the pre-IPO period or which may exist as a result of the IPO transaction. Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, the Company continues to maintain responsibility for all uncertain tax positions which may exist in the post-IPO period. MJN anticipates that it is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of unrecognized tax benefits.

8.	RECEIVABLES

The major categories of receivables were as follows:

	December 31,
(In millions)	2009	2008
Trade receivables	$262.2	$249.1
Miscellaneous receivables	61.6	20.6
Less allowances	(6.2)	(7.0)

Receivables—net	$317.6	$262.7

Miscellaneous receivables as of December 31, 2009 and 2008, includes receivables in connection with the Company’s third-party supply agreement. In addition, miscellaneous receivables includes $31.1 million of accounts receivable from BMS as of December 31, 2009. There were no accounts receivables from BMS as of December 31, 2008.

9.	INVENTORIES

The major categories of inventories were as follows:

	December 31,
(In millions)	2009	2008
Finished goods	$166.0	$191.3
Work in process	26.5	28.0
Raw and packaging materials	117.4	135.0

Inventories	$309.9	$354.3

10.	PROPERTY, PLANT, AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

	December 31,
(In millions)	2009	2008
Land	$4.3	$4.4
Buildings	404.3	382.5
Machinery, equipment, and fixtures	498.6	504.2
Construction in progress	77.5	67.9
Accumulated depreciation	(483.3)	(505.4)

Property, plant, and equipment—net	$501.4	$453.6

In 2009, the Company reduced buildings and machinery, equipment, and fixtures by $59.7 million with an offsetting decrease in accumulated depreciation to remove assets no longer in service. Depreciation expense was $50.3 million, $44.1 million and $40.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is primarily included in costs of products sold. Accrued capital expenditures were $48.7 million, $22.3 million, and $17.9 million at December 31, 2009, 2008 and 2007, respectively. The Company’s liability for asset retirement obligations amounted to $1.5 million and $1.3 million at December 31, 2009 and 2008, respectively.

11.	GOODWILL

The carrying amount of goodwill was $117.5 million at December 31, 2009 and 2008. Of the total carrying amount of goodwill, $115.8 million is related to the Asia /Latin America segment and $1.7 million is related to the North America/Europe segment at December 31, 2009 and 2008.

12.	OTHER INTANGIBLE ASSETS

Other intangible assets primarily consist of computer software.

	December 31,
(In millions)	2009	2008
Gross intangible assets	$96.6	$77.3
Less accumulated amortization	(46.1)	(38.1)

Total other intangible assets—net	$50.5	$39.2

Amortization expense for other intangible assets was $8.6 million, $8.0 million and $10.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Expected amortization expense related to the current net carrying amount of computer software is as follows:

(In millions)
Years Ending December 31,
2010	$7.7
2011	10.5
2012	9.9
2013	9.2
2014	5.1
Later years	8.1

13.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On February 17, 2009, MJN entered into a three-year syndicated revolving credit facility agreement (Credit Facility). The Credit Facility is unsecured and repayable on maturity in February 2012, subject to annual extensions if sufficient lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $410.0 million, which amount may be increased from time to time up to $500.0 million at the Company’s request and with the consent of the lenders, subject to customary conditions. The proceeds of the Credit Facility are to be used for working capital and other general corporate purposes. In November 2009, the Company amended the Credit Facility to include the ability to use proceeds to repay amounts owed to BMS. On December 16, 2009, the Company further amended the Credit Facility to, among other things, release the Company’s subsidiary, Mead Johnson & Company, as a guarantor of the obligations under the Credit Facility. If however, the Company’s corporate credit rating is no longer (i) at least BBB- by Standard & Poor’s Ratings Service (S&P) or (ii) at least Baa3 by Moody’s Investors Service, Inc. (Moody’s), then Mead Johnson & Company shall automatically be deemed to guarantee the obligations under the Credit Facility.

Borrowings under the Credit Facility bear interest either at (a) LIBOR for specified interest periods plus a margin determined with reference to the Company’s consolidated leverage ratio, or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR plus, in each case, a margin determined with reference to the Company’s consolidated leverage ratio. The margin on the borrowings can range from 1.125% to 2.65% over the applicable base. In addition, the Company incurs an annual 0.2% facility fee on the entire facility commitment of $410.0 million.

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

•

The Company is required to maintain a ratio of (a) consolidated EBITDA to (b) consolidated interest expense of at least 3.0 to 1.0. Compliance with this covenant is tested on the last day of each fiscal quarter for the preceding four consecutive fiscal quarters.

In addition, the Credit Facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, ERISA matters and cross-default to other debt agreements. The Company has been in compliance with these covenants since the inception of the Credit Facility. The balance of $120.0 million is classified as short-term borrowings as of December 31, 2009. The Credit Facility had an interest rate of 2.53% as of December 31, 2009.

On August 26, 2008, MJN declared and issued a dividend in the form of a 10-year note to BMS in the amount of $2.0 billion, which was recorded as a reduction of equity. The note had an annual interest rate of 6.1% with interest payments settled no less than annually. On February 17, 2009, this note payable was amended and restructured into three separate notes in the amounts of $744.2 million, $500.0 million and $500.0 million (BMS Notes). In November 2009, the Company repaid the BMS Notes in full through the net proceeds from the private placement of three tranches of notes (the Notes), totaling $1.5 billion, along with borrowings under the Credit Facility and cash on hand. The issuance of the Notes lowered the Company’s interest expense and extended the weighted average maturity date. The Notes are detailed in the table below:

Description	Principal Amount	Interest Rate	Terms
2014 Notes	$ 500.0 million	3.50% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on November 1, 2014

2019 Notes	$ 700.0 million	4.90% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on November 1, 2019

2039 Notes	$ 300.0 million	5.90% fixed	Interest due semi-annually, not subject to amortization, aggregate principal due on November 1, 2039

The Notes are senior unsecured obligations of MJN and rank equally in right of payment with each other and with all existing and future senior indebtedness of MJN. In addition, the Notes are structurally subordinated to all liabilities of the subsidiaries of MJN, including trade payables. The Notes may be prepaid at any time, in whole or in part, at a redemption price equal to the greater of par value or an amount calculated based upon the sum of the present values of the remaining scheduled payments as set forth in a First Supplemental Indenture dated November 5, 2009. Upon a change of control, the Company may be required to repurchase the Notes in an amount equal to 101% of the then outstanding principal amount plus accrued and unpaid interest.

In connection with issuance of the Notes, the Company entered into a registration rights agreement with the representatives of the initial purchasers of the Notes (Registration Rights Agreement). Under the Registration Rights Agreement, the Company has agreed to use reasonable best efforts to cause to become effective a registration statement with respect to an offer to exchange the Notes for freely tradable notes issued by the Company that are registered with the Securities and Exchange Commission and that have terms substantially identical in all material respects to the Notes. If MJN is unable to effect the exchange offer, the Company has agreed to use reasonable best efforts to file and cause to become effective a shelf registration statement relating to resales of the Notes. The Company will be obligated to pay additional interest on the Notes if the exchange offer is not completed (or, if required, the shelf registration is not declared effective) by August 2, 2010.

The components of long-term debt were as follows:

	December 31,
(Dollars in millions)	2009	2008
6.10% Note to BMS	$—	$2,000.0
3.50% Notes due 2014	497.8	—
4.90% Notes due 2019	697.6	—
5.90% Notes due 2039	299.9	—

Subtotal	1,495.3	2,000.0
Adjustments to Principal Value:
Fair value of interest rate swaps	(10.4)	—

Long-term debt	$1,484.9	$2,000.0

In November 2009, the Company entered into interest rate swap agreements with a notional amount of $700.0 million. The interest rate swap agreements effectively swap fixed interest rate obligations for floating interest rate obligations with respect to (i) the entire $500.0 million in aggregate principal amount of the 2014 Notes and (ii) $200.0 million out of the $700.0 million in aggregate principal amount of the 2019 Notes. See Note 16 for discussion on the Company’s interest rate swaps. There were no payments received or made related to interest rate swaps in 2009.

Based on the Company’s assessment of current market conditions for debt of similar maturity, structure and risk, the estimated fair value of the Company’s debt was $1,489.5 million as of December 31, 2009.

Interest expense and interest income for the year ended December 31, 2009, was $95.9 million and $3.3 million, respectively. Cash payments for interest were $131.0 million in 2009. Interest expense for the year ended December 31, 2008, was $43.3 million. There were no cash payments for interest in 2008.

14.	NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of an 11% interest in the Company’s China legal entity and a 10% interest in the Company’s Indonesia legal entity held by third parties.

15.	EMPLOYEE STOCK BENEFIT PLANS

MJN 2009 Stock Award and Incentive Plan—In December 2008, the MJN Board of Directors approved the MJN 2009 Stock Award and Incentive Plan (MJN 2009 Plan). The MJN 2009 Plan provides for the grant of options to purchase MJN common stock intended to qualify as incentive stock options, nonqualified stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock units, stock granted as a bonus or in lieu of another award, dividend equivalents, other stock-based awards and performance awards. Executive officers and other employees of MJN or one of its subsidiaries or affiliates, and non-employee directors and others who provide substantial services to MJN, are eligible to be granted awards under the MJN 2009 Plan. Twenty-five million shares of common stock were approved and registered with the SEC for grants to participants under the MJN 2009 Plan. Shares used for awards assumed in an acquisition or combination will not count against the shares reserved under the MJN 2009 Plan. The shares reserved may be used for any type of award under the MJN 2009 Plan. Stock based compensation expense is based on awards ultimately expected to vest. Forfeitures were estimated based on the historical experience of participants in the BMS stock-based compensation plans.

Under the MJN 2009 Plan, executive officers and key employees of MJN may be granted options to purchase common stock at no less than 100% of the market price on the date the option is granted. Stock options generally become exercisable in installments of 25% per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Generally, MJN will issue shares for the stock option exercises from treasury stock, if available, or will issue new shares.

The MJN 2009 Plan provides for the granting of restricted stock units to key employees, subject to restrictions as to continuous employment. Restrictions generally expire over a two to five year period from the date of grant. Stock-based compensation expense is recognized over the restricted period. A restricted stock unit is a right to receive stock at the end of the specified vesting period. A restricted stock unit has nonforfeitable rights to dividends and has no voting rights.

The MJN 2009 Plan also incorporates performance awards which are delivered in the form of a target number of performance shares and have a three-year performance cycle. For the 2009 to 2011 cycle, the performance awards have annual goals set at the beginning of each year. For the performance awards granted in 2009, the annual goals are based 50% on earnings per share, 25% on sales and 25% on working capital and capital spending. Maximum performance will result in a maximum payout of 165% of the award. If threshold targets are not met for the performance period, no payment will be made pursuant to the performance award.

MJN Stock Options—The fair value of stock options granted in 2009 was estimated on the date of grant using the Black-Scholes option pricing model for stock options with a service condition, and the Monte Carlo simulation model for options with service and market conditions, with the following assumptions:

	Black-Scholes Model	Monte Carlo Model
Expected volatility	23.76%	28.66%
Risk-free interest rate	2.33%	2.95%
Dividend yield	2.88%	2.89%
Expected life	6.25 years	6.79 years

The expected volatility assumption required in the Black-Scholes model and Monte Carlo model was calculated based on compensation peer group analysis of stock price volatility with a 6.25-year and 10-year look back period ending on the grant date, respectively. The selection of this approach was based on MJN’s assessment that this calculation of expected volatility is more representative of future stock price trends than using historical MJN volatility given the short time period that the Company’s stock has been traded. The risk-free interest rate assumption in the Black-Scholes model is based upon the U.S. Treasury yield curve in effect at the time of grant. The risk-free interest rate assumption in the Monte Carlo model is based upon the 10-year U.S. Treasury yield curve. The dividend yield assumption is based on MJN’s expectation of dividend payouts. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output based on the vesting period and the contractual term for each grant, or for each vesting tranche for awards with graded vesting. The selection of this approach was based on MJN’s assessment that this simplified method is appropriate given the terms of the stock option plans and given that there is not sufficient historical stock option exercise experience upon which to estimate expected terms.

Stock option activity under the 2009 MJN plan during the year ended December 31, 2009, is as follows:

	Shares (in thousands)	Weighted- Average Exercise Price of Shares	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding—January 1, 2009	—	$—
Granted	1,030.0	26.80
Exercised	—	—
Forfeited	(33.0)	27.24

Balance—December 31, 2009	997.0	26.79	9.2	$26.7

Exercisable at December 31, 2009	—	—	—	—

Vested and expected to vest at December 31, 2009	944.4	26.79	9.2	25.3

At December 31, 2009, there was $3.6 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.1 years.

MJN Restricted Stock Units—The fair value of restricted stock units is determined based on the closing trading price of MJN’s common stock on the grant date. A summary of restricted stock unit activity during the year ended December 31, 2009, is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock units —January 1, 2009	—	$—
Granted	677.0	34.09
Vested	(4.0)	44.12
Forfeited	(11.0)	25.02

Nonvested restricted stock units—December 31, 2009	662.0	34.18

At December 31, 2009, there was $21.4 million of total unrecognized compensation cost related to nonvested restricted stock units that is expected to be recognized over a weighted-average period of 2.7 years.

MJN Performance Share Awards—The fair value of performance awards is based on the closing trading price of MJN’s stock on the date of the grant. Information related to performance share awards activity under the 2009 MJN Plan during the year ended December 31, 2009 is summarized as follows:

Grant Date	Performance Cycle Measurement Date	Shares Granted (in thousands)	Weighted- Average Grant- Date Fair Value	Performance Shares Outstanding
March 11, 2009	Annually on 12/31	132.0	$26.58	129.0

At December 31, 2009, there was $2.7 million of total unrecognized compensation cost related to the performance share awards that is expected to be recognized over a weighted-average period of two years.

BMS Employee Stock Benefit Plans—Prior to the split-off, BMS sponsored employee stock plans in which certain MJN employees participated. Expense recognized for these stock-based compensation plans resulted in an increase of equity (deficit). As part of the split-off from BMS, all participation in the BMS employee stock benefit plans by MJN employees was terminated. All outstanding BMS stock options, BMS restricted stock units and BMS long-term performance awards held by MJN employees were either accelerated or pro-rata vested, or forfeited based on the type of award. For the year ended December 31, 2009, the accelerated and pro-rata vesting increased expense by $3.3 million. Non-retirement eligible MJN employees have a limited time to exercise the BMS stock options that had accelerated vesting. To compensate for the lost value in the BMS sponsored employee stock plans, these employees were awarded MJN restricted stock units totaling 0.3 million units included within the table above.

Stock Based Compensation Expense—The following table summarizes stock based compensation expense related to MJN stock options, MJN restricted stock units, MJN performance share awards, BMS stock options, BMS restricted stock units, and BMS long-term performance awards for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
(In millions)	2009	2008	2007
MJN stock options	$2.6	$—	$—
MJN restricted stock units	1.4	—	—
MJN performance share awards	1.3	—	—
BMS stock options	6.6	3.8	3.6
BMS restricted stock units	4.9	4.6	3.0
BMS long-term performance awards	0.9	0.8	0.3

Total stock based compensation expense	17.7	9.2	6.9
Deferred tax benefit	(5.6)	(3.2)	(2.2)

Stock based compensation expense, net of taxes	$12.1	$6.0	$4.7

Stock based compensation expense was recognized in the consolidated statements of earnings as follows:

	Years Ended December 31,
(Dollars in millions)	2009	2008	2007
Cost of products sold	$1.8	$0.9	$0.7
Selling, general and administrative	14.1	7.4	5.5
Research and development	1.8	0.9	0.7

Total stock based compensation expense	$17.7	$9.2	$6.9

There were no costs related to stock based compensation that were capitalized.

Accuracy of Fair Value Estimates

The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

16.	FINANCIAL ASSETS AND LIABILITIES

The Company is exposed to market risk due to changes in currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. MJN’s financial assets and liabilities are measured using inputs based on quoted market prices for similar assets and liabilities in active markets, i.e. level two of the fair value hierarchy for the years ended December 31, 2009 and 2008. Derivative financial instruments are not used for speculative purposes.

The Company uses foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. The Company uses forward contracts to hedge forecasted purchases of natural gas, and designates these derivative instruments as cash flow hedges when appropriate. Natural gas forward contracts are valued using quoted NYMEX futures prices for natural gas at the reporting date. For these derivatives, the majority of which qualify as hedges of future forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income (loss) and recognized in earnings when the hedged item affects earnings.

The Company uses derivative instruments as part of the interest rate management strategy. The derivative instruments used are comprised principally of fixed-to-floating rate interest rate swaps, which are subject to fair-value hedge accounting treatment. The interest rate, as well as the underlying debt being hedged, are recorded at fair value. Interest rates are generally held to maturity and are intended to create an appropriate balance of fixed and floating rate debt for the Company. The Company does not hedge the interest rate risk associated with money market funds, which totaled $275.1 million as of December 31, 2009 and are included in cash and cash equivalents on the balance sheet.

The following table summarizes the Company’s fair value of outstanding derivatives:

(In millions)	Balance Sheet Location	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued expenses	$(10.4)	$—
Foreign exchange contracts	Other assets	0.3	10.1
Foreign exchange contracts	Accrued expenses	(3.6)	(0.3)
Natural gas contracts	Accrued expenses	—	(2.1)

Total derivatives designated as hedging instruments		$(13.7)	$7.7

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange and natural gas forwards that qualified as cash flow hedges for the years ended December 31, 2009 and 2008, was as follows:

	Foreign Exchange Contracts		Natural Gas Contracts		Total Cash Flow Hedges
(Dollars in millions)	2009	2008	2009	2008	2009	2008
Balance at January 1:	$6.6	$—	$(1.4)	$—	$5.2	$—
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(8.2)	—	(1.0)	—	(9.2)	—
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(5.0)	—	3.2	—	(1.8)	—
Change in deferred taxes	3.7	—	(0.8)	—	2.9	—
Allocated from BMS	—	6.6	—	(1.4)	—	5.2

Balance at December 31:	$(2.9)	$6.6	$—	$(1.4)	$(2.9)	$5.2

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A or higher by S&P’s and Moody’s. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at December 31, 2009, failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges

Foreign Exchange Contracts—The effective portion of changes in the fair value of foreign exchange contracts, the majority of which qualify as hedges of probable forecasted cash flows, is temporarily reported in accumulated other comprehensive income (loss) and recognized in earnings when the hedged item is settled (in cost of products sold) or deemed ineffective (in other expense—net).

The table below summarizes the Company’s outstanding foreign exchange forward contracts at December 31, 2009. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

(Dollars in millions)	Weighted Average Forward Rate	Notional Amount	Fair Value Liability	Maturity
Foreign exchange forwards:
Cash flow hedges:
Canadian Dollar	1.12	$33.8	$(2.1)	2011
Mexican Peso	13.86	30.4	(1.2)	2010

Total foreign exchange forwards		$64.2	$(3.3)

At December 31, 2009, the balance of deferred losses on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) on a pre-tax basis was $3.9 million ($2.9 million net of tax), all of which is expected to be reclassified into earnings within the next 14 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is not deferred in accumulated other comprehensive income (loss) and is included in current period earnings. For the year ended December 31, 2009, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective.

Natural Gas Contracts—There were no natural gas contracts outstanding as of December 31, 2009, and no earnings impact from discontinued natural gas hedges for the year ended December 31, 2009.

Fair Value Hedges

Interest Rate Contracts—In November 2009, the Company executed several fixed-to-floating interest rate swaps to convert $700.0 million of the Company’s newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. See Note 13 for discussion on the Company’s long-term debt. The total notional amounts of outstanding interest rate swaps were $700.0 million at December 31, 2009.

The following tables summarize the interest rate swaps outstanding at December 31, 2009:

(Dollars in millions)	Notional Amount of Underlying Debt	Variable Rate Paid	Year of Transaction	Maturity	Fair Value
Swaps associated with:
3.50% Notes due 2014	$500.0	1 month U.S. $ LIBOR + 0.890%	2009	2014	$(4.2)
4.90% Notes due 2019	200.0	1 month U.S. $ LIBOR + 1.381%	2009	2019	(6.2)

	$700.0				$(10.4)

The impact on earnings from interest rate swaps that qualified as fair value hedges for the year ended December 31, 2009, was as follows:

(In millions)	(Gain)/Loss on Swaps
Interest expense—net	$(2.8)

There were no ineffective interest rate swaps for the year ended December 31, 2009. There were no interest rate swaps for the year ended December 31, 2008.

17.	SEGMENT INFORMATION

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

Corporate and Other costs consist of unallocated general and administrative activities and associated expenses, including in part, executive, legal, finance, information technology, human resources, research and development, marketing costs, supply chain and certain facility costs. Corporate and Other assets include centrally managed cash.

On January 1, 2009, the Company began classifying the operations of a plant from Corporate and Other to Asia/Latin America to coincide with the final destination of the majority of the product manufactured at this plant. This change did not have a material effect on the net sales or earnings before interest and income taxes for the segments.

The Company’s products are sold principally to the wholesale and retail trade, both nationally and internationally. One customer (including its related entities) accounted for 12%, 13%, and 15% of the Company’s gross sales for the years ended December 31, 2009, 2008, and 2007, respectively.

(In millions)	Net Sales	Earnings Before Interest and Income Taxes	Year-End Assets	Payments for Capital Expenditures	Depreciation and Amortization Expense
Year ended December 31, 2009
Asia/Latin America	$1,625.5	$577.0	$1,072.0	$23.5	$11.6
North America/Europe	1,201.0	391.8	661.1	56.8	$39.3

Total operating segments	2,826.5	968.8	1,733.1	80.3	50.9
Corporate and Other	—	(289.2)	337.2	15.5	8.0

Total	$2,826.5	$679.6	$2,070.3	$95.8	$58.9

Year ended December 31, 2008
Asia/Latin America	$1,516.9	$462.9	$682.6	$26.8	$14.1
North America/Europe	1,365.5	467.3	559.6	33.5	34.1

Total operating segments	2,882.4	930.2	1,242.2	60.3	48.2
Corporate and Other	—	(234.5)	119.2	20.8	3.9

Total	$2,882.4	$695.7	$1,361.4	$81.1	$52.1

Year ended December 31, 2007
Asia/Latin America	$1,225.2	$363.9		$25.2	$13.9
North America/Europe	1,351.2	477.6		32.8	33.8

Total operating segments	2,576.4	841.5		58.0	47.7
Corporate and Other	—	(178.3)		20.4	3.3

Total	$2,576.4	$663.2		$78.4	$51.0

(In millions)
Net Sales	Infant Formula	Children’s Nutrition	Other	Total
Year ended December 31, 2009	$1,805.6	$919.0	$101.9	$2,826.5
Year ended December 31, 2008	$1,931.6	$855.9	$94.9	$2,882.4
Year ended December 31, 2007	$1,788.1	$696.5	$91.8	$2,576.4
(In millions)

Geographic	United States	China	Mexico	Other	Total
Year ended December 31, 2009
Net Sales	$992.1	$432.0	$252.3	$1,150.1	$2,826.5
Long-Lived Assets	393.6	34.8	161.4	128.4	718.2
Year ended December 31, 2008
Net Sales	$1,108.4	$322.0	$285.4	$1,166.6	$2,882.4
Long-Lived Assets	312.5	30.4	152.2	147.2	642.3
Year ended December 31, 2007
Net Sales	$1,128.3	$209.0	$264.2	$974.9	$2,576.4

18.	LEASES

Minimum rental commitments under all non-cancelable operating leases, primarily real estate and motor vehicles, in effect at December 31, 2009, are:

(In millions)
Years ending December 31,
2010	$19.6
2011	16.5
2012	14.9
2013	12.5
2014	7.1
Later Years	28.9

Total Minimum Payments	$99.5

Operating lease rental expenses were $23.0 million, $11.5 million, and $9.8 million in the years ended December 31, 2009, 2008, and 2007, respectively. At December 31, 2009 and 2008, MJN had capital lease obligations outstanding in the amount of $1.9 million and $1.4 million, respectively.

19.	EMPLOYEE BENEFITS

Pension and Other Post Retirement Benefits

Pension—As part of the separation from BMS, the Company entered into an employee matters agreement with BMS. Under this agreement, defined benefit pension liabilities for MJN’s active, U.S. employees under the BMS U.S. defined benefit plan were transferred to the Mead Johnson & Company Retirement Plan in the United States (U.S. Pension Plan) along with the related assets. The allocation of assets was determined in accordance with the employee matters agreement and rules governing pension spinoffs as regulated by the Internal Revenue Code. Concurrent with the establishment of the U.S. Pension Plan, benefits under this plan were frozen to limit service used in calculation of benefits to service accrued under the BMS defined benefits plan. The U.S. Pension Plan represents over 80% of the Company’s total pension assets and obligations.

Outside of the United States, BMS transferred to MJN defined benefit plans pension assets and liabilities allocable to the employees transferring to MJN in certain countries as described in the employee matters agreement. MJN assumed liabilities allocable to employees transferring to the Company under certain pension, supplemental retirement and termination indemnity plans.

Prior to the separation from BMS, employees who met certain eligibility requirements participated in various defined benefit pension plans administered and sponsored by BMS, and the pension and post retirement plans for MJN were accounted for under a multi-employer plan. MJN specifically identified the pension expense attributable to MJN participants for the pension plans in the Philippines, Indonesia and the Netherlands. For the pension plans in the United States, Canada, Taiwan and Mexico, costs associated with the pension plans were allocated to MJN on the basis of pensionable wages. The pension expense was $19.4 million and $21.1 million for the years ended December 31, 2008 and 2007, respectively.

Other post retirement benefits—The Company also provides comprehensive medical and group life benefits for substantially all U.S. and Canadian retirees who elect to participate in its comprehensive medical and group life plans. The retiree medical plan is contributory. Contributions are adjusted periodically and vary by date of retirement. The retiree life insurance plan is non-contributory.

Prior to the separation from BMS, costs associated with the retiree medical and life plans were allocated to MJN based upon a ratio of participant headcount. The amount of expense allocated to MJN from BMS for MJN employees participating in the U.S. and Canadian BMS medical and life plans was $2.0 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively. As part of the separation, the Company assumed the liabilities for MJN employees active at the time of separation.

Prior to the separation from BMS, the Company offered medical continuation and income replacement benefits to employees on long-term disability in the U.S. For the Long Term Disability (LTD) medical continuation benefits in the U.S., BMS allocated costs associated with the LTD medical continuation benefits to MJN based upon a ratio of the postemployment benefit obligation. For the LTD income replacement benefits in the U.S., BMS allocated expense based on an allocation rate times base salary. The allocation rate represented the percentage required to recoup the full income replacement liability. The amount of expense allocated to MJN from BMS for MJN employees participating in the U.S. BMS LTD medical continuation and income replacement plans was $1.1 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively.

Changes in benefit obligations, plan assets, funded status and amounts recognized on the balance sheet as of and from the separation date through December 31, 2009, for the Company’s defined benefit and post retirement benefit plans, were as follows:

(In millions)	Pension Benefits	Other Benefits
Benefit obligation at separation date	$270.6	$15.1
Service cost—benefits earned during the year	2.4	0.7
Interest cost on projected benefit obligation	16.9	1.0
Settlements	(22.7)	—
Actuarial assumptions losses	40.3	3.8
Plan amendments and other	(0.3)	—
Benefits paid	(0.2)	(0.1)
Exchange rate losses	2.5	0.2

Benefit obligation at end of year	$309.5	$20.7

Fair value of plan assets at separation date	$174.4	$—
Actual return on plan assets	28.4	—
Employer contributions	27.1	0.1
Settlements	(22.8)	—
Benefits paid	(0.1)	(0.1)
Exchange rate losses	2.1	—

Fair value of plan assets at end of year	$209.1	$—

Funded status at end of year	$(100.4)	$(20.7)

Amounts recognized in the consolidated balance sheets consist of:
Other assets	$2.5	$—
Pension, post retirement and post employment liabilities	(102.9)	(20.7)

Net amount recognized	$(100.4)	$(20.7)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$154.3	$13.9
Prior service (benefit)	—	(0.9)
Transition obligation	0.4	—

Net amount recognized	$154.7	$13.0

The accumulated benefit obligation for all defined benefit plans was $285.0 million at December 31, 2009. The Company’s pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2009, were as follows:

(In millions)
Projected benefit obligation	$295.2
Accumulated benefit obligation	259.6
Fair value of plan assets	174.2

The net periodic benefit cost of the Company’s defined benefit pension and post retirement benefit plans from the separation date to December 31, 2009 included the following components:

(In millions)	Pension Benefits	Other Benefits
Service cost — benefits earned during the period	$2.4	$0.7
Interest cost on projected benefit obligation	16.9	1.0
Expected return on plan assets	(15.9)	—
Amortization of prior service (benefit)	—	(0.1)
Amortization of net actuarial loss	1.4	0.8
Amortization of transition cost	—	—

Net periodic benefit cost	$4.8	$2.4
Settlements	10.6	—

Total net periodic benefit cost	$15.4	$2.4

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are:

(In millions)	Pension Benefits	Other Benefits
Amortization of net actuarial loss	$3.0	$1.2
Amortization of prior service (benefit)	—	(0.2)

	$3.0	$1.0

Actuarial assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2009, were as follows:

	Pension Benefits	Other Benefits
Discount rate	5.86%	5.53%
Rate of compensation increase	3.65%	3.53%

The discount rate was determined based on the yield to maturity of high-quality corporate bonds and considering the duration of the pension plan obligations. The Citigroup Above Median yield curve is used in developing the discount rate for the U.S. Pension Plan.

Weighted-average assumptions used to determine net periodic benefit cost from the separation date through December 31, 2009, were as follows:

	Pension Benefits	Other Benefits
Discount rate	7.08%	7.28%
Expected long term return on plan assets	8.34%	—
Rate of compensation increase	3.72%	3.58%

The discount rate was determined based on the yield to maturity of high-quality corporate bonds and considering the duration of BMS pension plan obligations. The expected long-term return on plan assets was determined based on the BMS target asset allocation, expected rate of return by each asset class, and estimated future inflation. BMS pension plan obligations, target asset allocation and expect rate of return by each asset class were used in the determination of net periodic benefit cost as the transfer of the majority of assets into the MJN U.S. Pension Plan trust did not occur until the latter part of 2009.

For the U.S. Pension Plan, the expected long-term return on plan assets assumption to be used to determine net periodic benefit cost for the year ended December 31, 2010 is 7.72%. The expected long-term return on plan assets was determined based on the Company’s target asset allocation, expected rate of return by each asset class, and estimated future inflation.

Assumed health care cost trend rates at December 31, 2009, were as follows:

Health care cost trend rate assumed for next year	8.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%
Year that the rate reaches the ultimate trend rate	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Increase/(decrease) in post retirement benefit obligation	(0.1)	0.3

Plan assets

During 2009, BMS transferred cash of $140.2 million into the Company’s U.S. Pension Plan trust.

The Company’s investment strategy for the plan assets consists of a mix of equities and fixed income in order to achieve returns over a market cycle which reduces contribution and expense at an acceptable level of risk. The target asset allocation of 60% public equity (40% U.S., 20% international), and 40% fixed income is maintained and cash flow (i.e., cash contributions, benefit payments) is used to rebalance back to the targets as necessary. Investments are well diversified within each of the three major asset categories. Approximately 70% of the U.S. equity investments are actively managed. Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative.

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category were as follows:

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
Cash and cash equivalents	$24.8	$17.1	$7.7
Equity securities:
U.S. large-cap	47.4	47.4	—
U.S. mid-cap growth	13.1	13.1	—
U.S. small-cap growth	5.4	5.4	—
International large-cap value	36.6	36.6	—
Fixed income securities:
Government bonds	45.3	45.3	—
Corporate bonds	36.5	36.5	—

Total	$209.1	$201.4	$7.7

The fair values for cash equivalents classified as Level 2 are valued at the net asset value of the funds held at year end, which is based on the fair value of the underlying investments. The fair values for equity securities and fixed income securities were calculated based on the closing prices in the active markets as of the measurement date.

Contributions

The funding policy for the pension plans is to contribute amounts to provide for current service and to fund past service liability. MJN contributed $27.1 million to the pension plans in 2009. The Company currently does not expect to make any contributions to its pension plans in 2010. There will be no cash funding for other post retirement benefits in 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension Benefits	Other Benefits
2010	$14.3	$0.4
2011	15.0	0.7
2012	17.9	1.0
2013	19.5	1.3
2014	21.9	1.6
Years 2015 - 2019	119.5	11.4

Defined Contribution Benefits

Prior to the separation from BMS, employees who met certain eligibility requirements participated in various defined contribution plans administered and sponsored by BMS. As part of the separation, assets and liabilities attributable to MJN U.S. employees were transferred from the U.S. BMS qualified defined contribution plan the U.S. MJN qualified defined contribution plan. Outside of the United States, BMS transferred to MJN’s defined contribution plans assets attributable to the employees transferring to the Company in certain countries as described in the employee matters agreement. MJN also assumed supplemental benefit plan liabilities allocable to employees transferring to the Company as set forth in the employee matters agreement. The Company provides a base contribution in addition to a match of certain employee contributions. Contributions to the U.S. qualified contribution plans totaled $7.2 million, $5.5 million, and $5.0 million for the years ended December 31, 2009, 2008, and 2007, respectively, and are recognized as expense as incurred.

20.	CONTINGENCIES

In the ordinary course of business, MJN is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters.

The Company is not aware of any environmental, health or safety-related litigation or significant environmental, health and safety-related financial obligations or liabilities arising from current or former operations or properties that are likely to have a material adverse impact on the Company’s business, financial position or results of operations. Liabilities or obligations, which could require the Company to make significant expenditures, could arise in the future, however, as the result of, among other things, changes in, or new interpretations of, existing laws, regulations or enforcement policies, claims relating to on-or off-site contamination, or the imposition of unanticipated investigation or cleanup obligations.

Significant legal proceedings of which MJN is a party are as follows:

On April 27, 2009, PBM Products, LLC (PBM), a manufacturer and distributor of store brand infant formulas and nutritionals, filed a complaint against Mead Johnson & Company, the Company’s subsidiary, in the U.S. District Court (Eastern District of Virginia), alleging, among other things, false and misleading advertising with respect to certain Enfamil LIPIL infant formula advertising. On November 10, 2009, a jury rendered a verdict in favor of PBM in the amount of $13.5 million. On December 2, 2009, the Court entered a judgment against the Company in the amount of the jury verdict and ordered limited injunctive relief with respect to the advertisement at issue. The Court’s judgment is currently stayed pending several motions filed by the parties which could impact both the amount of the award and the scope of the injunctive relief. The Company will evaluate its options for appeal upon finalization of the Court’s judgment.

Four purported consumer class action suits seeking to take advantage of the PBM matter described above have also been filed and served on the Company. Each of these cases cites the PBM complaint as support for allegations that certain false and misleading advertising of Enfamil LIPIL infant formula has resulted in financial injury to consumers. The Company denies all allegations and will defend these cases.

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although MJN cannot predict with certainty the ultimate resolution of these or other lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material adverse effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of December 31, 2009, with respect to one or more of these proceedings could have a material adverse effect on the Company’s results of operations or the periods in which a loss is recognized.

21.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, Except Per Share Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2009:
Net sales	$693.0	$719.3	$699.8	$714.4	$2,826.5
Gross profit	445.4	483.2	455.2	468.0	1,851.8
Net earnings attributable to shareholders	103.5	134.5	97.6	64.0	399.6
Basic and diluted earnings per share	$0.55	$0.66	$0.48	$0.31	$1.99

2008:
Net sales	$703.3	$728.6	$742.8	$707.7	$2,882.4
Gross profit	451.5	456.3	454.9	439.9	1,802.6
Net earnings attributable to shareholders	130.6	114.2	102.7	46.4	393.9
Basic and diluted earnings per share	$0.77	$0.67	$0.61	$0.27	$2.32

SCHEDULE II

MEAD JOHNSON NUTRITION COMPANY

MEAD JOHNSON NUTRITION

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Provisions for bad debts	Bad debts written off	Other	Balance at end of period
(In millions)
Allowances for Doubtful Accounts
For the year ended December 31, 2009	$7.0	$0.4	$(0.6)	$(0.6)	$6.2
For the year ended December 31, 2008	29.9	0.6	(19.5)	(4.0)	7.0
For the year ended December 31, 2007	8.2	22.3	(1.3)	0.7	29.9

Description	Balance at beginning of period	Provision for valuation allowance	Release of valuation allowance/ other	Balance at end of period
(In millions)
Valuation Allowance on Deferred Tax Assets
For the year ended December 31, 2009	$16.6	$—	$(16.6)	$—
For the year ended December 31, 2008	18.2	1.3	(2.9)	16.6
For the year ended December 31, 2007	10.2	8.1	(0.1)	18.2

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the company (its principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a -15(e) and 15d-15(e)) as of December 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2009, based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2009, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

Information relating to corporate governance at Mead Johnson, including our Standards of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics for Directors (collectively, the Codes), Corporate Governance Guidelines, and information concerning our Executive Officers, Board of Directors, including Board Committees and Committee charters, and transactions in Mead Johnson securities by directors and executive officers, is available on our web site, www.meadjohnson.com, under the “Investors” caption and in print to any stockholder upon request. Any waivers to the Codes that may be granted to directors or executive officers and any material amendments to the Code of Business Conduct and Ethics for Directors and Code of Ethics for Senior Financial Officers will be posted promptly on our web site. You may also obtain a copy of our Codes by following the instructions in the section of this Annual Report on Form 10-K entitled “Item 1. Business—Available Information.”

Reference is also made to the 2010 Proxy Statement to be filed on or about April 2, 2010, with respect to our directors and corporate governance, which is incorporated herein by reference and made a part hereof in response to information requested by Item 10.

The information required by Item 10 with respect to our executive officers has been included in Part IA of this Annual Report on Form 10-K in reliance on General Instruction G of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION

Reference is made to the 2010 Proxy Statement to be filed on or about April 2, 2010, with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to information requested by Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the 2010 Proxy Statement to be filed on or about April 2, 2010, with respect to the security ownership of certain beneficial owners and management, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Reference is also made to the 2010 Proxy Statement to be filed on or about April 2, 2010, with respect to the number of shares of our common stock that could be issued under equity compensation plans as of December 31, 2009, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the 2010 Proxy Statement to be filed on or about April 2, 2010, with respect to certain relationships and related transactions, and director independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the 2010 Proxy Statement to be filed on or about April 2, 2010, with respect to principal accounting fees and services, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 57. The exhibits filed as a part of this Annual Report on Form 10-K are listed in the accompanying Exhibit Index on page 99.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY

Date: February 25, 2010	By:	/S/ STANLEY D. BURHANS
Stanley D. Burhans
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 25, 2010	By:	/S/ STEPHEN W. GOLSBY
Stephen W. Golsby
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2010	By:	/S/ PETER G. LEEMPUTTE
Peter G. Leemputte
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2010	By:	/S/ STANLEY D. BURHANS
Stanley D. Burhans
Vice President and Controller
(Principal Accounting Officer)

Date: February 25, 2010	By:	/S/ JAMES M. CORNELIUS
James M. Cornelius
Chairman of the Board of Directors

Date: February 25, 2010	By:	/S/ STEVEN M. ALTSCHULER, M.D.
Steven M. Altschuler, M.D.
Director

Date: February 25, 2010	By:	/S/ HOWARD B. BERNICK
Howard B. Bernick
Director

Date: February 25, 2010	By:	/S/ PETER G. RATCLIFFE
Peter G. Ratcliffe
Director

Date: February 25, 2010	By:	/S/ ELLIOTT SIGAL, M.D., PH.D.
Elliott Sigal, M.D., Ph.D.
Director

Date: February 25, 2010	By:	/S/ ROBERT S. SINGER
Robert S. Singer
Director

EXHIBIT INDEX

Exhibit Number	Description
3	Articles of Incorporation and Bylaws

3.1	Second Amended and Restated Certificate of Incorporation of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on January 8, 2010)

3.2	Amended and Restated By-laws of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on December 23, 2009)

4	Instruments defining the rights of the security holders, including indentures

4.1	Specimen Common Stock Certificate

4.2	Indenture, dated as of November 1, 2009, by and between Mead Johnson Nutrition Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on November 12, 2009)

4.3	First Supplemental Indenture, dated as of November 5, 2009, by and among Mead Johnson Nutrition Company, Mead Johnson & Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including forms of the 3.50% Notes due 2014, 4.90% Notes due 2019 and 5.90% Notes due 2039 Notes) (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed on November 12, 2009)

4.4	Registration Rights Agreement, dated as of November 5, 2009, by and among Mead Johnson Nutrition Company, Mead Johnson & Company and Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed on November 12, 2009)

4.5	Mead Johnson & Company Retirement Savings Plan (incorporated by reference to Exhibit 4.3 to registration statement on Form S-8 (Registration No. 333-164606) filed on January 29, 2010)

4.6	First Amendment of Mead Johnson & Company Retirement Savings Plan (incorporated by reference to Exhibit 4.4 to registration statement on Form S-8 (Registration No. 333-164606) filed on January 29, 2010)

4.7	Mead Johnson Nutrition (Puerto Rico) Inc. Retirement Savings Plan (incorporated by reference to Exhibit 4.5 to registration statement on Form S-8 (Registration No. 333-164606) filed on January 29, 2010)

4.8	First Amendment of Mead Johnson Nutrition (Puerto Rico) Inc. Retirement Savings Plan (incorporated by reference to Exhibit 4.6 to registration statement on Form S-8 (Registration No. 333-164606) filed on January 29, 2010)

10	Material Contracts

10.1	Separation Agreement by and between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company, dated January 31, 2009 (incorporated by reference to Exhibit 10.1 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.2	Employee Matters Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company, dated January 31, 2009 (incorporated by reference to Exhibit 10.2 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.3	First Amended and Restated Transitional Services Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company, dated December 18, 2009

10.4	Second Amended and Restated Transitional Services Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition, dated December 18, 2009

Exhibit Number	Description
10.5	Registration Rights Agreement between Mead Johnson Nutrition Company and Bristol-Myers Squibb Company, dated February 17, 2009 (incorporated by reference to Exhibit 10.4 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.6	Amended and Restated Tax Matters Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on December 23, 2009)

10.7	Amended and Restated China Services Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company, dated December 18, 2009 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed on December 23, 2009)

10.8	Three Year Revolving Credit Facility Agreement, dated February 17, 2009 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on February 20, 2009)

10.9	First Amendment and Consent to the Three Year Revolving Credit Facility Agreement, dated as of November 5, 2009, among Mead Johnson Nutrition Company, Mead Johnson & Company, various financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.4 to current report on Form 8-K filed on November 12, 2009)

10.10	Third Amendment to the Three Year Revolving Credit Facility, dated as of December 17, 2009, among Mead Johnson Nutrition Company, Mead Johnson & Company, various financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on December 17, 2009)

10.11†	Supply Agreement by and between Mead Johnson & Company and Martek Biosciences Corporation, dated as of January 1, 2006 (incorporated by reference to Exhibit 10.18 to registration statement on Form S-1 (Registration No. 333-156298) filed on December 19, 2008)

10.12*	Retention Agreement between Bristol-Myers Squibb Company and Stephen W. Golsby, dated as of November 12, 2007, and as amended August 5, 2008 (incorporated by reference to Exhibit 10.1 to registration statement on Form S-1 (Registration No. 333-156298) filed on December 19, 2008)

10.13*	Retention Agreement between Bristol-Myers Squibb Company and Charles M. Urbain, dated as of November 7, 2007, and as amended August 11, 2008 (incorporated by reference to Exhibit 10.2 to registration statement on Form S-1 (Registration No. 333-156298) filed on December 19, 2008)

10.14*	Retention Agreement between Bristol-Myers Squibb Company and Peter Kasper Jakobsen, dated as of November 5, 2007, and as amended August 11, 2008 (incorporated by reference to Exhibit 10.3 to registration statement on Form S-1 (Registration No. 333-156298) filed on December 19, 2008)

10.15*	Retention Agreement between Bristol-Myers Squibb Company and Dirk H. Hondmann, dated as of October 30, 2007, and as amended August 11, 2008 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to registration statement on Form S-1 (Registration No. 333-156298) filed on January 14, 2009)

10.16*	Offer Letter to Peter G. Leemputte, dated September 2, 2008 (incorporated by reference to Exhibit 10.11 to registration statement on Form S-1 (Registration No. 333-156298) filed on December 19, 2008)

10.17*	Bristol-Myers Squibb Company 2007 Stock Award and Incentive Plan, as amended and restated, effective as of June 10, 2008 (incorporated by reference to Exhibit 10.14 to registration statement on Form S-1 (Registration No. 333-156298) filed on December 19, 2008)

10.18*	Bristol-Myers Squibb Company 2002 Stock Incentive Plan, as amended and restated, effective June 10, 2008 (incorporated by reference to Exhibit 10.15 to registration statement on Form S-1 (Registration No. 333-156298) filed on December 19, 2008)

Exhibit Number	Description
10.19*	Bristol-Myers Squibb Company TeamShare Stock Option Plan, as amended and restated, effective September 10, 2002 (incorporated by reference to Exhibit 10.16 to registration statement on Form S-1 (Registration No. 333-156298) filed on December 19, 2008)

10.20*	Bristol-Myers Squibb Company 1997 Stock Incentive Plan, effective as of May 6, 1997 as amended and restated, effective July 16, 2002 (incorporated by reference to Exhibit 10.17 to registration statement on Form S-1 (Registration No. 333-156298) filed on December 19, 2008)

10.21*	Mead Johnson Nutrition Company 2009 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.28 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.22*	Mead Johnson Nutrition Company 2009 Senior Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.29 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.23*	Mead Johnson & Company Benefit Equalization Plan-Retirement Plan (incorporated by reference to Exhibit 10.31 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.24*	Mead Johnson & Company Benefit Equalization Plan-Retirement Savings Plan (incorporated by reference to Exhibit 10.32 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.25*	Mead Johnson & Company Key International Pension Plan (incorporated by reference to Exhibit 10.33 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.26*	Mead Johnson & Company LLC Senior Executive Severance Plan (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on December 23, 2009)

10.27*	Mead Johnson & Company LLC Senior Executive Change In Control Severance Plan (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed on December 23, 2009)

10.28*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.34 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.29*	Form of Performance Shares Agreement (incorporated by reference to Exhibit 10.35 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.30*	Form of Director Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.36 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.31*	Form of Employee Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.32*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed on December 23, 2009)

21	Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant

23	Consents of experts and counsel

23.1	Consent of Deloitte & Touche LLP

31	Rule 13a-15(c) and 15(d) - 15(e) Certifications

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32	Section 1350 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer

32.2	Certification of the Chief Financial Officer

†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.
*	Compensatory plan or arrangement