Form 10-Q
period 2010-03-31
Mead Johnson Nutrition Co
filed 2010-04-29
CIK 1452575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐    No  ☑

As of April 26, 2010, there were 204,518,682 shares of Common Stock outstanding.

MEAD JOHNSON NUTRITION COMPANY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF

MEAD JOHNSON NUTRITION COMPANY

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
NET SALES	$763.5	$693.0
COST OF PRODUCTS SOLD	271.8	247.6

GROSS PROFIT	491.7	445.4

EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE	171.4	163.4
ADVERTISING AND PRODUCT PROMOTION	98.4	75.9
RESEARCH AND DEVELOPMENT	20.1	15.3
OTHER EXPENSES—NET	3.9	2.0

EARNINGS BEFORE INTEREST AND INCOME TAXES	197.9	188.8

INTEREST EXPENSE—NET	12.1	28.0

EARNINGS BEFORE INCOME TAXES	185.8	160.8

PROVISION FOR INCOME TAXES	58.3	54.2

NET EARNINGS	127.5	106.6
Less: Net Earnings attributable to noncontrolling interests	1.9	3.1

NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$125.6	$103.5

Earnings per Common Share – Basic
Net Earnings attributable to shareholders	$0.61	$0.55

Earnings per Common Share – Diluted
Net Earnings attributable to shareholders	$0.61	$0.55

Weighted Average Shares	204.5	188.8
Dividends declared per Common Share	$0.225

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$462.1	$561.1
Receivables—net of allowances of $6.0 and $6.2, respectively	323.7	317.6
Note Receivable	—	30.0
Inventories	318.1	309.9
Deferred Income Taxes—net of valuation allowance	86.9	89.4
Foreign Income Taxes Receivable	5.0	5.6
Prepaid Expenses and Other Assets	45.8	22.5

Total Current Assets	1,241.6	1,336.1
Property, Plant and Equipment—net	506.3	501.4
Goodwill	117.5	117.5
Other Intangible Assets—net	58.2	50.5
Deferred Income Taxes—net of valuation allowance	16.1	16.0
Other Assets	57.0	48.8

TOTAL	$1,996.7	$2,070.3

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-Term Borrowings	$—	$120.0
Accounts Payable	324.8	361.3
Dividends Payable	46.3	41.0
Accrued Expenses	189.2	206.6
Accrued Rebates and Returns	267.4	268.2
Deferred Income—current	13.3	19.9
Deferred Income Taxes—current	0.4	0.1
U.S. and Foreign Income Taxes Payable	80.3	83.1

Total Current Liabilities	921.7	1,100.2

Long-Term Debt	1,501.3	1,484.9
Deferred Income—noncurrent	2.1	2.8
Deferred Income Taxes—noncurrent	13.1	5.1
Pension, Post Retirement and Post Employment Liabilities	122.9	123.6
Other Liabilities	19.3	18.0

Total Liabilities	2,580.4	2,734.6

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Shareholders’ Equity:
Common Stock, $0.01 par value: 4,200 authorized, 204.5 issued and outstanding	2.0	2.0
Additional Paid-in (Distributed) Capital	(792.3)	(797.4)
Retained Earnings	285.4	206.1
Accumulated Other Comprehensive Income (Loss)	(91.5)	(85.6)

Total Shareholders’ Equity (Deficit)	(596.4)	(674.9)
Noncontrolling Interests	12.7	10.6

Total Equity (Deficit)	(583.7)	(664.3)

TOTAL	$1,996.7	$2,070.3

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$127.5	$106.6
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	15.6	13.9
Changes in Assets and Liabilities	(12.4)	(24.7)
Other	13.6	1.1

Net Cash Provided by Operating Activities	144.3	96.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(57.4)	(22.4)
Proceeds from Sale of Equipment	0.5	0.6

Net Cash Used in Investing Activities	(56.9)	(21.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Short-Term Borrowings	(120.0)	—
Payment for Capital Lease Termination	(47.0)	—
Proceeds from Promissory Note from BMS	30.0	—
Cash Dividends Paid	(41.0)	—
Proceeds from Initial Public Offering, net of offering costs	—	782.3
Repayment of Related-Party Debt and Lease	—	(597.0)
Net Transfers from BMS, excluding noncash items	—	97.7
Distributions to Noncontrolling Interests	—	(0.8)

Net Cash Provided by (Used in) Financing Activities	(178.0)	282.2
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(8.4)	1.4

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(99.0)	358.7

CASH AND CASH EQUIVALENTS:
Beginning of Period	561.1	—

End of Period	$462.1	$358.7

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION

Mead Johnson Nutrition Company (MJN or the Company) manufactures, distributes and sells infant formulas, children’s nutritional products and other nutritional products. MJN has a broad product portfolio, which extends across routine, solutions and specialty infant formulas, children’s milks and milk modifiers, pediatric vitamins, dietary supplements for pregnant and breastfeeding mothers, and products for metabolic disorders. These products are generally sold to wholesalers and retailers and are promoted to healthcare professionals, and, where permitted by regulation or policy, directly to consumers.

2. ACCOUNTING POLICIES

Basis of Presentation—The Company prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (SEC). Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements have been condensed or omitted. The Company is responsible for the financial statements included in the Form 10-Q.

The consolidated financial statements include all of the normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2010, and December 31, 2009, the results of operations for the three months ended March 31, 2010 and 2009, and its cash flows for the three months ended March 31, 2010, and 2009. Material subsequent events are evaluated for disclosure up to the time of issuance of the financial statements. All material intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results or future performance.

The accounting policies used in preparing these consolidated financial statements are the same as those used to prepare the Company’s annual report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited year-end financial statements and accompanying notes included in the Company’s 2009 Form 10-K.

Use of Estimates— The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in revenue recognition, including sales rebate and return accruals, income tax assets, income tax liabilities, income tax expense and legal liabilities, as well as accounting for stock-based compensation costs and retirement and post retirement benefits, including the actuarial assumptions. Actual results may or may not differ from estimated results.

Recently Issued Accounting Standards— Effective January 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2009-17, Consolidations (Topic 810), requiring companies to identify the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The Company also adopted ASU No. 2009-17’s requirement of on-going reassessments of whether an enterprise is the primary beneficiary and the elimination of the quantitative approach previously required for determining the primary beneficiary. At this time, the Company is not a primary beneficiary of any variable interest entities.

3. EARNINGS PER SHARE

The numerator for basic and diluted earnings per share is net earnings attributable to shareholders reduced by dividends and undistributed earnings attributable to unvested shares. The denominator for basic earnings per share is the weighted average number of common stock outstanding during the period. The denominator for diluted earnings per share is the weighted average shares outstanding adjusted for the effect of dilutive stock options, restricted stock units and performance share awards. On February 17, 2009, the Company completed an initial public offering (IPO) of 34.5 million shares of common stock. Immediately prior to the IPO, 170.0 million shares of common stock were outstanding and owned by Bristol-Myers Squibb Company (BMS). There were no Company stock options, restricted stock units, or performance shares outstanding prior to the IPO.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share data)	2010	2009
Basic earnings per share:
Weighted average common shares outstanding – basic	204.5	188.8
Net earnings attributable to shareholders	$125.6	$103.5
Dividends and undistributed earnings attributable to unvested shares	(0.4)	—

Net earnings attributable to shareholders used for basic earnings per common share calculation	$125.2	$103.5
Net earnings attributable to shareholders per common share	$0.61	$0.55

Diluted earnings per share:
Weighted average common shares outstanding – basic	204.5	188.8
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	0.3	—

Weighted average common shares outstanding – diluted	204.8	188.8
Net earnings attributable to shareholders	$125.6	$103.5
Dividends and undistributed earnings attributable to unvested shares	(0.4)	—

Net earnings attributable to shareholders used for diluted earnings per common share calculation	$125.2	$103.5
Net earnings attributable to shareholders per common share	$0.61	$0.55

Potential shares outstanding were 2.4 million and 0.4 million as of March 31, 2010 and 2009, respectively, of which 2.1 million and 0.4 million were not included in the diluted earnings per share calculation for the three months ended March 31, 2010 and 2009, respectively.

4. INVENTORIES

The major categories of inventories were as follows:

(In millions)	March 31, 2010	December 31, 2009
Finished goods	$167.9	$166.0
Work in process	44.5	26.5
Raw and packaging materials	105.7	117.4

Inventories	$318.1	$309.9

5. PROPERTY, PLANT, AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

(In millions)	March 31, 2010	December 31, 2009
Land	$4.2	$4.3
Buildings	407.6	404.3
Machinery, equipment, and fixtures	503.8	498.6
Construction in progress	83.6	77.5
Accumulated depreciation	(492.9)	(483.3)

Property, plant and equipment—net	$506.3	$501.4

Accrued capital expenditures were $21.5 million and $13.1 million as of March 31, 2010 and 2009, respectively.

6. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings were $120.0 million as of December 31, 2009, and consisted of borrowings under the Company’s revolving credit facility agreement (Credit Facility). The Credit Facility is unsecured and repayable on maturity at February 2012, subject to annual extensions if sufficient lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the facility agreement is $410.0 million, which amount may be increased from time to time up to $500.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The Credit Facility contains customary covenants, including covenants applicable to limiting liens, substantial asset sales and mergers. The Credit Facility contains financial covenants whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes,

Depreciation and Amortization (EBITDA) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.00 to 1.00. The Company has been in compliance with these covenants since the inception of the Credit Facility. There were no short-term borrowings as of March 31, 2010.

The components of long-term debt were as follows:

(Dollars in millions)	March 31, 2010	December 31, 2009
3.50% Notes due 2014	$497.9	$497.8
4.90% Notes due 2019	697.6	697.6
5.90% Notes due 2039	299.9	299.9

Subtotal	1,495.4	1,495.3
Adjustments to Principal Value:
Fair value of interest rate swaps	5.9	(10.4)

Long-term debt	$1,501.3	$1,484.9

See Note 9 for discussion on the Company’s interest rate swaps.

As of March 31, 2010, the principal value of long-term debt obligations was $1,495.4 million. Based on the Company’s assessment of current market conditions for debt of similar maturity, structure and risk, the estimated fair value of the Company’s debt was $1,483.4 million as of March 31, 2010.

Interest expense and interest income for the three months ended March 31, 2010, were $12.9 million and $0.8 million, respectively. Interest expense for the three months ended March 31, 2009, was $28.0 million.

7. EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to MJN stock options, MJN restricted stock units, MJN performance share awards and BMS stock benefit plans.

	Three Months Ended March 31,
(In millions)	2010	2009
MJN stock options	$1.2	$0.2
MJN restricted stock units	2.6	0.1
MJN performance share awards	1.3	0.3
BMS stock benefit plans	—	2.7

Total stock-based compensation expense	$5.1	$3.3
Deferred tax benefit	(1.8)	(1.1)
Write-off of deferred tax asset related to BMS stock options	1.4	—

Stock-based compensation expense, net of taxes	$4.7	$2.2

In the first quarter of 2010, the Company granted 0.5 million stock options, 0.1 million restricted stock units, and 0.2 million performance share awards. The grant date fair value of stock options granted was $10.25 per share. As of March 31, 2010, there were 1.5 million stock options outstanding and total unrecognized compensation costs related to these stock options of $7.8 million that is expected to be recognized over a weighted average period of 2.1 years. The grant date fair value of restricted stock units granted during the first quarter of 2010 was $46.30 per share. As of March 31, 2010, there were 0.8 million unvested restricted stock units and total unrecognized compensation costs related to these awards of $24.5 million that is expected to be recognized over a weighted average period of 2.7 years. The weighted average grant date fair value of performance shares granted during the first quarter of 2010 was $44.37 per share. As of March 31, 2010, there were 0.3 million performance share awards outstanding and total unrecognized compensation costs related to these awards of $10.3 million that is expected to be recognized over a weighted average period of 2.0 years.

8. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post retirement benefit plans included the following components for the three months ended March 31, 2010 and for the period from the separation date to March 31, 2009:

(In millions)	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost — benefits earned during the period	$0.5	$0.4	$0.2	$0.1
Interest cost on projected benefit obligation	4.3	3.2	0.2	0.2
Expected return on plan assets	(3.8)	(3.3)	—	—
Amortization of net actuarial loss	0.7	2.4	0.2	0.2

Total net periodic benefit cost	$1.7	$2.7	$0.6	$0.5

9. DERIVATIVES

The Company is exposed to market risk due to changes in currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These financial instruments are measured using inputs based on quoted market prices for similar assets and liabilities in active markets, i.e. level two of the fair value hierarchy. Derivative financial instruments are not used for speculative purposes.

The following table summarizes the Company’s fair value of outstanding derivatives:

(In millions)	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	Other assets	$—	$0.3
Foreign exchange contracts	Accrued expenses	(5.0)	(3.6)
Fair value hedges:
Interest rate swaps	Other assets	6.9	—
Interest rate swaps	Accrued expenses	(1.0)	(10.4)

Net asset/(liability) of derivatives designated as hedging instruments		$0.9	$(13.7)

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A or higher by Standard & Poor’s Ratings Service and Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at March 31, 2010, failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

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

Foreign Exchange Contracts—The effective portion of changes in the fair value of foreign exchange contracts, the majority of which qualify as hedges of probable forecasted transactions, is recognized in earnings when the hedged item affects earnings, in cost of products sold, or is deemed ineffective, in other expenses—net.

The notional value of the Company’s foreign exchange derivative contracts as of March 31, 2010, was $58.1 million, with a fair value of $5.0 million in liabilities. The notional value of the Company’s foreign exchange derivative contracts as of December 31, 2009, was $64.2 million, with a fair value of $3.3 million in net liabilities. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

As of March 31, 2010, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) on a pre-tax basis was $5.9 million, $4.1 million net of tax, all of which is expected to be reclassified into earnings within the next 12 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is not recorded in accumulated other comprehensive income (loss) and is included in current period earnings. For the three months ended March 31, 2010 and 2009, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective.

Natural Gas Contracts—There were no natural gas contracts outstanding as of March 31, 2010, and no earnings impact from discontinued natural gas hedges for the three months ended March 31, 2010 and 2009.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange and natural gas forwards that qualified as cash flow hedges for the three months ended March 31, 2010 and 2009, were as follows:

(In millions)	Foreign Exchange Contracts		Natural Gas Contracts		Total Cash Flow Hedges
	2010	2009	2010	2009	2010	2009
Balance as of January 1:	$(2.9)	$6.6	$—	$(1.4)	$(2.9)	$5.2
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(4.1)	1.5	—	(1.2)	(4.1)	0.3
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	2.2	(2.6)	—	1.2	2.2	(1.4)
Change in deferred taxes	0.7	0.8	—	—	0.7	0.8

Balance as of March 31:	$(4.1)	$6.3	$—	$(1.4)	$(4.1)	$4.9

Fair Value Hedges

The Company uses fixed-to-floating interest rate swaps as part of an interest rate management strategy. The swaps being hedged are recorded at fair value. Interest rate swaps are generally held to maturity and are intended to create an appropriate balance of fixed- and floating-rate debt for the Company. The Company does not hedge the interest rate risk associated with money market funds, which totaled $129.8 million and $275.1 million as of March 31, 2010 and December 31, 2009, respectively, and are included in cash and cash equivalents on the balance sheet.

Interest Rate Contracts—In November 2009, the Company executed several interest rate swaps. The total notional amounts of outstanding interest rate swaps were $700.0 million as of March 31, 2010. There were no ineffective interest rate swaps for the three months ended March 31, 2010. There were no payments received or made during the three months ended March 31, 2010.

The following table summarizes the interest rate swaps outstanding as of March 31, 2010:

(Dollars in millions)	Notional Amount of Underlying Debt	Variable Rate Paid	Year of Transaction	Maturity	Fair Value
Swaps associated with:
3.50% Notes due 2014	$ 500.0	1 month U.S. $ LIBOR + 0.890%	2009	2014	$6.9
4.90% Notes due 2019	200.0	1 month U.S. $ LIBOR + 1.381%	2009	2019	(1.0)

	$ 700.0				$5.9

The impact on earnings from interest rate swaps that qualified as fair value hedges for the three months ended March 31, 2010, was as follows:

(In millions)
Interest expense—net	$(4.7)

See Note 6 for discussion on the Company’s long-term debt.

10. INCOME TAXES

For the three months ended March 31, 2010 and 2009, the effective tax rate was 31.4% and 33.7%, respectively. The lower rate was attributable primarily to the mix of earnings, the benefits of a tax ruling under which certain profits in the Netherlands are exempt from taxation, and management’s assertion that certain foreign earnings and profits are permanently invested abroad.

On February 10, 2009, the Company entered into a tax matters agreement with BMS. This agreement governs the tax relationship between the Company and BMS for the tax periods through the December 23, 2009, split-off of the Company from BMS. Under this agreement responsibility is allocated between BMS and its subsidiaries, and MJN for the payment of taxes resulting from filing (i) tax returns on a combined, consolidated or unitary basis and (ii) single entity tax returns for entities that have both MJN and non-MJN operations. Accordingly, BMS prepares returns for MJN for all periods during which MJN was included in a combined, consolidated or unitary group with BMS or any of its subsidiaries for federal, state, local or foreign tax purposes, as if MJN itself were filing as a combined, consolidated or unitary group. BMS also prepares returns for the Company for all periods during which a single-entity tax return was filed for an entity that has both MJN and non-MJN operations. MJN makes payments to BMS and BMS makes payments to the Company with respect to such returns, as if such returns were actually required to be filed under the laws of the applicable taxing jurisdiction and BMS were the relevant taxing authority of such jurisdiction.

On December 18, 2009, the Company and BMS entered into an Amended and Restated Tax Matters Agreement in anticipation of the split-off from BMS. With respect to the period before the split-off, the Amended and Restated Tax Matters Agreement allocates the responsibility of BMS and its subsidiaries, and MJN for the payment of taxes in the same manner as discussed above with respect to the tax matters agreement. Pursuant to the Amended and Restated Tax Matters Agreement, the Company has consented to join BMS in electing to allocate items ratably between the portion of the taxable year in which the Company was included in the BMS consolidated tax group, and the short period beginning after the split off and ending on December 31, 2009, when the Company was a separate taxpayer. Additionally under the Amended and Restated Tax Matters Agreement, BMS has agreed to indemnify the Company for (i) any tax attributable to a Mead Johnson legal entity for any taxable period ending on or before December 31, 2008, (ii) any tax arising solely as a result of the IPO and the restructuring preceding the IPO, and (iii) any transaction tax associated with the split-off transaction. The Company has agreed to indemnify BMS for (i) any tax payable with respect to any separate return that the Company is required to file or cause to be filed, (ii) any tax incurred as a result of any gain which may be recognized by a member of the BMS affiliated group with respect to a transfer of certain foreign affiliates by the Company in preparation for the IPO, and (iii) any tax arising from the failure or breach of any representation or covenant made by the Company which failure or breach results in the intended tax consequences of the split-off transaction not being achieved. As of March 31, 2010, the Company’s payable to BMS related to taxes is zero.

The Company’s gross reserve for unrecognized tax benefits as of March 31, 2010, and as of December 31, 2009, was $16.9 million and related to foreign and domestic matters that are not expected to reverse in the next 12 months. Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, BMS maintains responsibility for all uncertain tax positions which may exist in the pre-IPO period or which may exist as a result of the IPO transaction. The Company has recorded a receivable from BMS of $11.9 million as of March 31, 2010. MJN anticipates that it is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of unrecognized tax benefits. The Company believes that it has adequately provided for all uncertain tax positions that are not otherwise indemnified by BMS.

11. NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of an 11% interest in the Company’s China legal entity and a 10% interest in the Company’s Indonesia legal entity held by third parties.

12. EQUITY AND OTHER COMPREHENSIVE INCOME

The following table summarizes the Company’s equity activity:

(In millions)	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2010	$(664.3)	$(674.9)	$10.6
Net earnings	127.5	125.6	1.9
Amortization of equity-based compensation awards granted to employees	5.1	5.1	—
Other comprehensive income	(5.7)	(5.9)	0.2
Cash dividends declared	(46.3)	(46.3)	—

Balance as of March 31, 2010	$(583.7)	$(596.4)	$12.7

(In millions)	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2009	$(1,395.5)	$(1,400.9)	$5.4
Net earnings	106.6	103.5	3.1
Amortization of equity-based compensation awards granted to employees	3.3	3.3	—
Other comprehensive income	(6.1)	(6.1)	—
Net transfers to BMS	(290.2)	(290.2)	—
Issuance of common stock in connection with initial public offering, net of offering costs	782.3	782.3	—
Distributions to noncontrolling interests	(0.8)	—	(0.8)
Assumptions of accumulated unrealized losses on pension and other post retirement benefits, net of tax of $(59.2)	(96.8)	(96.8)	—

Balance as of March 31, 2009	$(897.2)	$(904.9)	$7.7

The following table summarizes the Company’s activity in other comprehensive income:

(In millions)	Three Months Ended March 31,
	2010	2009
Net earnings	$127.5	$106.6
Foreign currency translation adjustment, net of tax of $(2.3) and $4.3	(5.6)	(8.2)
Deferred losses on derivatives qualifying as hedges, net of tax of $0.7 and $(0.8)	(1.2)	(0.3)
Amortization of deferred losses on pension and other post retirement benefits, net of tax of $0.5 and $(1.5)	1.1	2.4

Total other comprehensive income	121.8	100.5
Less: comprehensive income attributable to noncontrolling interests	2.1	3.1

Other comprehensive income attributable to shareholders	$119.7	$97.4

13. OTHER EXPENSES—NET

Included in other expenses—net for the three months ended March 31, 2010, were net foreign exchange transaction losses of $1.8 million, which included the impact of the devaluation of the Venezuelan bolivar as discussed below. Included in other expenses—net for the three months ended March 31, 2009, were $7.6 million of severance expense and $10.0 million of income for a patent settlement.

Venezuela Foreign Currency—Beginning on January 1, 2010, the Company began accounting for its subsidiary in Venezuela under the rules for highly inflationary economies as the cumulative three-year inflation rate in Venezuela exceeded 100%. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into U.S. dollars at each balance sheet date and any resulting gains and losses are recorded in current earnings.

The local currency in Venezuela is the bolivar. A currency control board (CADIVI) exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of bolivars for U.S. dollars at rates established by the government.

In January 2010, the Venezuelan government devalued the bolivar. Prior to this devaluation, the official rate was 2.15 bolivar to the U.S. dollar. Upon devaluation, two official rates were established, an essentials rate of 2.6 bolivar to the U.S. dollar and a non-essentials rate of 4.3 bolivar to the U.S. dollar.

All of the product sold in Venezuela is imported and denominated in U.S. dollars. Approximately 80% of the imports are eligible for the essentials rate and the remainder is eligible for the non-essentials rate. It is anticipated that the non-essentials rate will apply to the repatriation of earnings from Venezuela. However, the Company may choose to purchase U.S. dollars using legally-available means outside of the CADIVI process at rates less favorable than the official rates.

The monetary assets and liabilities in Venezuela have been remeasured at 4.3 bolivar to U.S. dollars as of March 31, 2010. In January 2010, the Company recognized a loss of $8.5 million in other expenses—net due to the devaluation of the bolivar and the application of highly inflationary accounting. The loss in Venezuela was largely offset by currency gains in other markets and is reflected in effects of changes in exchange rates on cash and cash equivalents on the consolidated statements of cash flows.

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

Corporate and Other costs consist of unallocated general and administrative activities and associated expenses, including in part, executive, legal, finance, information technology, human resources, research and development, marketing costs, and supply chain.

The following table is for the three months ended March 31:

	Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2010	2009	2010	2009
Asia/Latin America	$456.0	$389.8	$166.3	$148.7
North America/Europe	307.5	303.2	97.1	101.2

Total operating segments	763.5	693.0	263.4	249.9
Corporate and Other	—	—	(65.5)	(61.1)

Total	$763.5	$693.0	$197.9	$188.8

15. CONTINGENCIES

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

As previously reported, PBM Products, LLC (PBM), a manufacturer and distributor of store brand infant formulas and nutritionals, filed a complaint against Mead Johnson & Company, the Company’s subsidiary, on April 27, 2009, in the U.S. District Court (Eastern District of Virginia), alleging, among other things, false and misleading advertising with respect to certain Enfamil LIPIL infant formula advertising. A jury rendered a verdict in favor of PBM in the amount of $13.5 million. The Court entered a judgment against the Company in the amount of the jury verdict and ordered limited injunctive relief with respect to the advertisement at issue. On March 2, 2010, the Court ruled on several motions filed by the parties, denying PBM’s motion for enhanced damages and attorney’s fees and the Company’s motion for a new trial or reduced damages. The Court also issued a more narrowly tailored order providing for injunctive relief. The Company has filed a notice of appeal.

16. RELATED-PARTY TRANSACTIONS

The Company had related-party transactions with BMS from the time of the IPO in February 2009 through the split-off from BMS on December 23, 2009. As of the split-off, BMS is no longer a related party. Activities while BMS was a related party are detailed below.

MJN entered into transactions with BMS and its subsidiaries for the sale of inventory and services provided to and received from BMS pharmaceutical divisions in various markets worldwide, as well as corporate services provided by BMS for the financial statement periods presented. For the period subsequent to the IPO through March 31, 2009, MJN had related-party sales to BMS of $20.1 million. Purchases of goods from BMS were $6.7 million for the three months ended March 31, 2009.

Prior to the IPO, the Company was allocated costs for various services from BMS. On January 31, 2009, MJN entered into a Transitional Services Agreement (TSA) with BMS whereby BMS agreed to provide MJN with various corporate support services (the BMS Services) and MJN agreed to provide BMS with certain services (the MJN Services). The TSA was amended and restated on December 18, 2009, in anticipation of the split-off from BMS. The BMS Services and the MJN Services will continue for a specified initial term, which will vary with the types of services to be provided, unless earlier terminated or extended according to the terms of the TSA, none of which extend beyond December 31, 2011. MJN pays BMS mutually agreed-upon fees for the BMS Services and BMS pays MJN mutually agreed-upon fees for the MJN Services. The statement of earnings for the three months ended March 31, 2009, includes one month of costs allocated from BMS and two months of expenses related to the TSA. Total net costs for the three months ended March 31, 2009, were $16.0 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Business

We are a global leader in pediatric nutrition. We are committed to creating trusted nutritional brands and products that help improve the health and development of infants and children around the world and provide them with the best start in life. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or industry-defining products across each of our product categories. We operate in four geographic segments: Asia, Latin America, North America and Europe. Due to similarities in the economics, products offered, production process, customer base and regulatory environment, these operating segments have been aggregated into two reportable segments: Asia/Latin America and North America/Europe.

Executive Summary

Our global growth strategies resulted in revenue growth of 10% and continued strong financial performance during the three months ended March 31, 2010. Our Asia/Latin America segment continued to have broad-based double-digit revenue growth as we expanded distribution within our markets, increased our investments in advertising and promotion, added to our sales force and benefited from new products. The U.S. market has stabilized compared to the latter half of 2009 as we realized the benefit from new product launches and an increase in advertising and promotion spending. Spending has increased compared to prior year as we continue to invest in demand-generation, research and development, and our stand-alone infrastructure. Our actions to reduce both the interest rates on, and the amount of, our debt resulted in significantly lower interest expense, contributing to earnings growth of 21%.

Three Months Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,

				% of Net Sales

(Dollars and shares in millions, except per share data)	2010	2009	% Change	2010	2009
Net Sales	$763.5	$693.0	10%	—	—
Earnings before Interest and Income Taxes (EBIT)	197.9	188.8	5%	26%	27%
Interest Expense—net	12.1	28.0	—	2%	4%
Earnings before Income Taxes	185.8	160.8	16%	24%	23%
Provision for Income Taxes	58.3	54.2	8%	8%	8%
Effective Tax Rate (ETR)	31.4%	33.7%
Net Earnings	127.5	106.6	20%	17%	15%
Less: Net Earnings attributable to noncontrolling interests	1.9	3.1	—	0%	0%
Net Earnings Attributable to Shareholders	125.6	103.5	21%	16%	15%
Weighted Average Common Shares Outstanding – Diluted	204.8	188.8
Earnings per Common Share – Diluted	$0.61	$0.55

The results for the three months ended March 31, 2010 and 2009, included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Three Months Ended March 31,
(In millions)	2010	2009
IPO-related costs	$—	$17.2
IT separation costs	9.9	—
Severance and related costs	0.5	7.6
Litigation costs and settlements—net	0.5	(10.0)

Specified items before income taxes	$10.9	$14.8
Less: income tax impact on items above	4.1	2.5
Write-off of deferred tax asset related to BMS stock options	1.4	—

Specified Items	$8.2	$12.3

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended March 31,			% Change Due to

(Dollars in millions)	2010	2009	% Change	Volume		Price	Foreign Exchange
Asia/Latin America	$456.0	$389.8	17%	7%		6%	4%
North America/Europe	307.5	303.2	1%	(1%	)	0%	2%

Net Sales	$763.5	$693.0	10%	4%		3%	3%

Our Asia/Latin America segment continues to have significant sales growth and represented 60% of net sales for the three months ended March 31, 2010, compared to 56% for the three months ended March 31, 2009. Our success in the Asia/Latin America segment comes from market growth as well as our investments in advertising and promotion, sales force, and product innovation. Our strongest performance continues to be in China, which is our second largest market behind the United States. The growth in China primarily reflected increased volume due to both market growth and our geographic expansion within the country. The segment also benefited from the favorable impact of foreign exchange and the transfer of our Brazil operations from BMS late in the third quarter of 2009 following the transfer of certain permits and registrations. Prior to this transfer, BMS distributed and recorded sales for our products in Brazil. The Asia/Latin America segment was negatively affected by sales declines in the Philippines due to market contraction and the expiration of a 2009 marketing services agreement under which we sold pharmaceutical products on behalf of BMS; however, the business has been stable over the past three quarters. The segment was also negatively affected by sales declines in Venezuela primarily due to the devaluation of the bolivar.

Net sales in North America/Europe were flat compared to the year-ago period. Net sales in the United States were down slightly due to market contraction linked to a lower birth rate and lower market share compared to the year-ago period. These declines were offset partially by the timing of retail inventory fluctuations and lower Women, Infants and Children (WIC) rebates. The U.S, market has stabilized compared to the latter half of 2009 as we realized the benefit from new product launches and an increase in advertising and promotion spending.

Our net sales by product category are shown in the table below:

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	% Change
Infant Formula	$479.4	$450.7	6%
Children’s Nutrition	266.8	219.3	22%
Other	17.3	23.0	(25%	)

Net Sales	$763.5	$693.0	10%

The increase in net sales in both infant formula and children’s nutrition reflected strong growth in the Asia/Latin America segment. The sales of the North America/Europe segment are predominantly infant formula, which led to lower growth in the infant formula category. The decline in other products is primarily driven by the expiration of a 2009 marketing services agreement under which we sold pharmaceutical products in two Asia markets on behalf of BMS.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales was as follows:

	Three Months Ended March 31,		% of Gross Sales
(Dollars in millions)	2010	2009	2010	2009
Gross Sales	$1,004.0	$952.7	100%	100%
Less: Gross-to-Net Sales Adjustments
WIC Rebates	163.3	194.5	16%	20%
Sales Discounts	25.1	22.6	3%	2%
Returns	19.8	15.0	2%	2%
Cash Discounts	10.2	10.7	1%	1%
Prime Vendor Charge-Backs	9.1	10.3	1%	1%
Coupons and Other Adjustments	13.0	6.6	1%	1%

Total Gross-to-Net Sales Adjustments	240.5	259.7	24%	27%

Total Net Sales	$763.5	$693.0	76%	73%

The decline in WIC rebates was due to lower U.S. births and a United States Department of Agriculture (USDA) reduction in the amount of infant formula provided under the WIC program. The increase in sales discounts was due to an increased emphasis on retail promotions.

Gross Profit

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	% Change
Net Sales	$763.5	$693.0	10%
Cost of Products Sold	271.8	247.6	10%

Gross Profit	$491.7	$445.4	10%
Gross Margin	64.4%	64.3%

Gross margin was flat compared to a year ago. Improvement due to price increases, reduced dairy costs and productivity initiatives was offset by increased costs in other commodities and manufacturing. We expect subsequent quarters to be negatively affected by an increase in commodity costs, particularly dairy prices.

Expenses

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions)	2010	2009	% Change	2010	2009
Expenses:
Selling, General and Administrative	$171.4	$163.4	5%	22%	24%
Advertising and Product Promotion	98.4	75.9	30%	13%	11%
Research and Development	20.1	15.3	31%	3%	2%
Other Expenses—net	3.9	2.0	95%	1%	0%

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses (SG&A) reflected the adverse effect of foreign exchange, increased sales force in Asia/Latin America and higher stand-alone corporate costs offset by a decrease in Specified Items as IPO-related costs in prior year were replaced by lower IT separation costs in the current year.

Advertising and Product Promotion Expenses

Advertising and product promotion expenses increased compared to prior year reflecting our growth strategy. We expect advertising and product promotion expenses to increase as a percentage of sales during the remainder of 2010.

Research and Development Expenses

The increase in research and development expenses primarily reflected our continued investment in our innovation capability and product pipeline.

Other Expenses—net

For the three months ended March 31, 2010, other expenses—net included $8.5 million foreign currency loss from our Venezuelan subsidiary due to the devaluation of the bolivar and the application of highly inflationary accounting. The foreign currency loss from our Venezuelan subsidiary was largely offset by currency gains in our other markets. For the three months ended March 31, 2009, other expenses—net included a favorable patent settlement partially offset by severance costs.

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

	Three Months Ended March 31,
(Dollars in millions)	2010	2009	% Change
Asia/Latin America	$166.3	$148.7	12%
North America/Europe	97.1	101.2	(4%	)
Corporate and Other	(65.5)	(61.1)	7%

Total Earnings before Interest and Income Taxes	$197.9	$188.8	5%

The increase in EBIT for Asia/Latin America was primarily related to sales growth partially offset by increased advertising and promotion spending, increased SG&A expense and the devaluation of the bolivar.

The decrease in EBIT for North America/Europe was primarily due to increased advertising and promotion spending partially offset by lower SG&A expense.

Corporate and Other expenses increased due to growth in stand-alone corporate costs and investments in research and development, partially offset by foreign exchange gains on assets held in non-functional currencies and a reduction in Specified Items.

Interest Expense—net

Interest expense for the three months ended March 31, 2010, primarily represented interest incurred on the three tranches of notes totaling $1.5 billion that were issued in a private placement in November 2009. For the three months ended March 31, 2009, interest expense primarily represented interest incurred on the $2.0 billion note payable to BMS issued in August 2008 and restructured into three senior unsecured notes of an aggregate principal amount of $1.7 billion on February 17, 2009. Our reduction in debt combined with lower interest rates on our refinanced debt and the benefit from fixed-to-floating interest rate swaps resulted in a decrease in interest expense of $15.9 million. The average interest rate on our long-term debt, including the impact of the swaps, was 3.5% for the three months ended March 31, 2010.

Income Taxes

The ETR for the three months ended March 31, 2010, and 2009, was 31.4% and 33.7%, respectively. The lower rate is attributable primarily to the mix of earnings, the benefits of a tax ruling under which certain profits in the Netherlands are exempt from taxation, and management’s assertion that certain foreign earnings and profits are permanently invested abroad.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consisted of an 11% interest in our China legal entity and a 10% interest in our Indonesia legal entity held by third parties.

Net Earnings Attributable to Shareholders

For the three months ended March 31, 2010, net earnings attributable to shareholders increased $22.1 million, or 21%, to $125.6 million compared to the three months ended March 31, 2009, due to continued revenue growth in our Asia/Latin America segment and a decrease in interest expense partially offset by increased investments in growth opportunities.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations and available borrowings under our $410.0 million Credit Facility. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment, buildings and computer software. For the three months ended March 31, 2009, cash flows from financing primarily represent activities related to the IPO and separation from BMS. For the three months ended March 31, 2010, cash flows from financing activities include repayments of short-term borrowings. On March 16, 2010, our board of directors declared a dividend of $0.225 per share for the quarter ending March 31, 2010. The dividend was paid on April 1, 2010, to shareholders of record on March 24, 2010. On January 15, 2010, we paid the cash dividend declared on December 18, 2009, to shareholders of record on December 31, 2009. There were no cash dividends paid during the three months ended March 31, 2009. On March 16, 2010, our board of directors authorized the repurchase of up to $300 million of the company’s common stock. The repurchase program is primarily intended to offset the dilutive effect on earnings from equity based compensation over the next three to five years.

Cash Flows

We believe that cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Three Months Ended March 31,
(In millions)	2010	2009
Cash flow provided by/(used in):
Operating Activities	$144.3	$96.9
Investing Activities	(56.9)	(21.8)
Financing Activities	(178.0)	282.2
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(8.4)	1.4

Net increase (decrease) in Cash and Cash Equivalents	$(99.0)	$358.7

Cash flow provided by operating activities increased $47.4 million for the three months ended March 31, 2010 compared with the same period in 2009. The improvement primarily reflected higher sales and earnings along with working capital reductions.

Cash flow used in investing activities increased $35.1 million due to higher capital expenditures as noted below.

Cash flow used in financing activities was $178.0 million for the three months ended March 31, 2010, reflecting the repayment of $120.0 million short-term borrowing from the Credit Facility, $47.0 million payment for our Mexico capital lease termination and dividend payments. These uses were partially offset by the collection of the $30.0 million promissory note from BMS.

Capital Expenditures

Our capital expenditures were $30.2 million and the cash outflow for capital expenditures was $57.4 million for the three months ended March 31, 2010. Our capital expenditures were $13.2 million and the cash outflow for capital expenditures was $22.4 million for the three months ended March 31, 2009. The increase in capital expenditures is due to the expansion of our research and development facilities, SAP development and investment in growth and innovation. We expect capital expenditures to be approximately $145 million in 2010.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings were $120.0 million as of December 31, 2009, and consisted of borrowings under our Credit Facility. There were no short-term borrowings as of March 31, 2010. We have been in compliance with all Credit Facility covenants since the inception of the facility. As of March 31, 2010, we have $410.0 million available to us under our Credit Facility. For information on our short-term borrowings, long-term debt and interest rate swaps, see “Item 1. Financial Statements—Note 6.”

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in our annual report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K), particularly under “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There is no material change in the information reported under Item 7A, “Inflation,” “Foreign Exchange Risk” and “Commodity Risk” contained in the Company’s 2009 Form 10-K.

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of March 31, 2010. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 15,” to the interim consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s 2009 Form 10-K.

ITEM 5. Exhibits

EXHIBIT INDEX

EXHIBIT NO.

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the President and Chief Executive Officer.

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the President and Chief Financial Officer.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mead Johnson Nutrition Company

Date: April 29, 2010	By: /s/ Stanley D. Burhans
Stanley D. Burhans Vice President and Controller (Authorized Officer and Chief Accounting Officer)