Form 10-Q
period 2010-06-30
Mead Johnson Nutrition Co
filed 2010-07-29
CIK 1452575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission File Number: 001-34251

MEAD JOHNSON NUTRITION COMPANY

(Exact name of registrant as specified in its charter)

Delaware	80-0318351
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2701 Patriot Blvd

Glenview, Illinois 60026

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (847) 832-2420

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

Yes   ☐              No   ☑

As of July 26, 2010, there were 204,547,613 shares of Common Stock outstanding.

MEAD JOHNSON NUTRITION COMPANY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF

MEAD JOHNSON NUTRITION COMPANY

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET SALES	$764.2	$719.3	$1,527.7	$1,412.3
COST OF PRODUCTS SOLD	278.7	236.1	550.5	483.7

GROSS PROFIT	485.5	483.2	977.2	928.6

EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE	182.6	154.8	354.0	318.2
ADVERTISING AND PRODUCT PROMOTION	115.9	101.6	214.3	177.5
RESEARCH AND DEVELOPMENT	19.7	18.4	39.8	33.7
OTHER EXPENSES/(INCOME)—NET	(5.6)	(9.7)	(1.7)	(7.7)

EARNINGS BEFORE INTEREST AND INCOME TAXES	172.9	218.1	370.8	406.9

INTEREST EXPENSE—NET	11.6	24.3	23.7	52.3

EARNINGS BEFORE INCOME TAXES	161.3	193.8	347.1	354.6

PROVISION FOR INCOME TAXES	38.8	55.8	97.1	110.0

NET EARNINGS	122.5	138.0	250.0	244.6
Less: Net Earnings attributable to noncontrolling interests	1.1	3.5	3.0	6.6

NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$121.4	$134.5	$247.0	$238.0

Earnings per Common Share – Basic
Net Earnings attributable to shareholders	$0.59	$0.66	$1.20	$1.21

Earnings per Common Share – Diluted
Net Earnings attributable to shareholders	$0.59	$0.66	$1.20	$1.21

Weighted Average Shares	204.5	204.5	204.5	196.7
Dividends declared per Common Share	$0.225	$0.30	$0.45	$0.30

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$428.2	$561.1
Receivables—net of allowances of $5.9 and $6.2, respectively	312.6	317.6
Note Receivable	—	30.0
Inventories	330.0	309.9
Deferred Income Taxes—net of valuation allowance	83.8	89.4
Income Taxes Receivable	18.9	5.6
Prepaid Expenses and Other Assets	45.5	22.5

Total Current Assets	1,219.0	1,336.1
Property, Plant and Equipment—net	525.1	501.4
Goodwill	117.5	117.5
Other Intangible Assets—net	66.3	50.5
Deferred Income Taxes—net of valuation allowance	15.7	16.0
Other Assets	88.4	48.8

TOTAL	$2,032.0	$2,070.3

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-Term Borrowings	$0.2	$120.0
Accounts Payable	334.6	361.3
Dividends Payable	46.3	41.0
Accrued Expenses	168.1	206.6
Accrued Rebates and Returns	255.4	268.2
Deferred Income—current	17.4	19.9
Income Taxes—payable and deferred	39.5	83.2

Total Current Liabilities	861.5	1,100.2

Long-Term Debt	1,524.9	1,484.9
Deferred Income—noncurrent	2.4	2.8
Deferred Income Taxes—noncurrent	9.1	5.1
Pension, Post Retirement and Post Employment Liabilities	123.5	123.6
Other Liabilities	19.9	18.0

Total Liabilities	2,541.3	2,734.6

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Shareholders’ Equity:
Common Stock, $0.01 par value: 4,200 authorized, 204.6 and 204.5 issued and outstanding, respectively	2.0	2.0
Additional Paid-in (Distributed) Capital	(787.0)	(797.4)
Retained Earnings	360.6	206.1
Accumulated Other Comprehensive Income (Loss)	(98.4)	(85.6)

Total Shareholders’ Equity (Deficit)	(522.8)	(674.9)
Noncontrolling Interests	13.5	10.6

Total Equity (Deficit)	(509.3)	(664.3)

TOTAL	$2,032.0	$2,070.3

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$250.0	$244.6
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	31.5	28.5
Changes in Assets and Liabilities	(100.0)	52.6
Other	18.1	(3.6)

Net Cash Provided by Operating Activities	199.6	322.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(92.9)	(41.8)
Proceeds from Sale of Property, Plant and Equipment	2.0	0.9
Proceeds from Sale of Intangible Asset	—	11.9
Investment in Other Companies	(5.5)	—

Net Cash Used in Investing Activities	(96.4)	(29.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-Term Borrowings	60.2	—
Repayments of Short-Term Borrowings	(180.0)	—
Payment for Capital Lease Termination	(47.0)	—
Proceeds from Promissory Note from BMS	30.0	—
Cash Dividends Paid	(87.2)	—
Issuance of Common Stock for Stock-Based Compensation	0.8	—
Proceeds from Initial Public Offering, net of offering costs	—	782.3
Repayment of Related-Party Debt and Lease	—	(602.8)
Net Transfers from BMS, excluding noncash items	—	97.7
Distributions to Noncontrolling Interests	—	(0.8)

Net Cash Provided by (Used in) Financing Activities	(223.2)	276.4
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(12.9)	7.4

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(132.9)	576.9

CASH AND CASH EQUIVALENTS:
Beginning of Period	561.1	—

End of Period	$428.2	$576.9

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION

Mead Johnson Nutrition Company (MJN or the Company) manufactures, distributes and sells infant formulas, children’s nutritional products and other nutritional products. MJN has a broad product portfolio, which extends across routine, solutions and specialty infant formulas, children’s milks and milk modifiers, pediatric vitamins, dietary supplements for pregnant and breastfeeding mothers, and products for metabolic disorders. These products are generally sold to wholesalers and retailers and are promoted to healthcare professionals, and, where permitted by regulation and policy, directly to consumers.

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2010, and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010, and 2009. Material subsequent events are evaluated for disclosure up to the time of issuance of the financial statements. All material intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results or future performance.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2010	2009	2010	2009
Basic earnings per share:
Weighted average common shares outstanding – basic	204.5	204.5	204.5	196.7
Net earnings attributable to shareholders	$121.4	$134.5	$247.0	$238.0
Dividends and undistributed earnings attributable to unvested shares	(0.4)	—	(0.9)	—

Net earnings attributable to shareholders used for basic earnings per common share calculation	$121.0	$134.5	$246.1	$238.0
Net earnings attributable to shareholders per common share	$0.59	$0.66	$1.20	$1.21

Diluted earnings per share:
Weighted average common shares outstanding – basic	204.5	204.5	204.5	196.7
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/restricted stock	0.4	0.1	0.3	—

Weighted average common shares outstanding – diluted	204.9	204.6	204.8	196.7
Net earnings attributable to shareholders	$121.4	$134.5	$247.0	$238.0
Dividends and undistributed earnings attributable to unvested shares	(0.4)	—	(0.9)	—

Net earnings attributable to shareholders used for diluted earnings per common share calculation	$121.0	$134.5	$246.1	$238.0
Net earnings attributable to shareholders per common share	$0.59	$0.66	$1.20	$1.21

Potential shares outstanding were 2.4 million and 1.4 million as of June 30, 2010 and 2009, respectively, of which 2.0 million and 1.3 million were not included in the diluted earnings per share calculation for the three months ended June 30, 2010 and 2009, respectively, and 2.1 million and 1.4 million were not included in the diluted earnings per share calculation for the six months ended June 30, 2010 and 2009, respectively.

4. OTHER EXPENSES/(INCOME)—NET

Included in other expenses/(income)—net for the three months ended June 30, 2009, was an $11.9 million gain on sale of a non-strategic intangible asset. For the six months ended June 30, 2009, other expenses/(income)—net included the $11.9 million gain on sale of a non-strategic intangible asset, $10.0 million of income for a patent settlement and $7.6 million of severance expense.

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

The local currency in Venezuela is the bolivar. In Venezuela, a currency control board (CADIVI) is responsible for foreign exchange procedures, including approval of requests for exchanges of bolivars for U.S. dollars at rates established by the government.

In January 2010, the Venezuelan government devalued the bolivar. Prior to this devaluation, the official rate was 2.15 bolivar to the U.S. dollar. Upon devaluation, two official rates were established, an essentials rate of 2.6 bolivar to the U.S. dollar and a non-essentials rate of 4.3 bolivar to the U.S. dollar.

All of the product sold in Venezuela is imported and denominated in U.S. dollars. Approximately 95% of the imports are eligible for the essentials rate and the remainder is eligible for the non-essentials rate. It is anticipated that the non-essentials rate will apply to the repatriation of earnings from Venezuela.

The monetary assets and liabilities in Venezuela have been remeasured at 4.3 bolivar to U.S. dollars as of June 30, 2010. In January 2010, the Company recognized a loss of $8.5 million in other expenses/(income)—net due to the devaluation of the bolivar and the application of highly inflationary accounting.

5. INCOME TAXES

For the three and six months ended June 30, 2010, the effective tax rate was 24.1% and 28.0%, respectively, compared with 28.8% and 31.0% for the same periods in 2009. The difference in the rates was attributable primarily to the mix of earnings, the benefits of a tax ruling under which certain profits in the Netherlands are exempt from taxation, and management’s assertion that certain foreign earnings and profits are permanently invested abroad.

On February 10, 2009, the Company entered into a tax matters agreement with BMS. This agreement governs the tax relationship between the Company and BMS for the tax periods through the December 23, 2009 split-off of the Company from BMS. Under this agreement, responsibility is allocated between BMS and MJN for the payment of taxes resulting from filing (i) tax returns on a combined, consolidated or unitary basis and (ii) single entity tax returns for entities that have both MJN and non-MJN operations. Accordingly, BMS prepares returns for MJN for all periods during which MJN was included in a combined, consolidated or unitary group with BMS for federal, state, local or foreign tax purposes, as if MJN itself were filing as a combined, consolidated or unitary group. BMS also prepares returns for the Company for all periods during which a single-entity tax return was filed for an entity that has both MJN and non-MJN operations. MJN makes payments to BMS and BMS makes payments to the Company with respect to such returns, as if such returns were actually required to be filed under the laws of the applicable taxing jurisdiction and BMS were the relevant taxing authority of such jurisdiction.

On December 18, 2009, the Company and BMS entered into an Amended and Restated Tax Matters Agreement in anticipation of the split-off from BMS. With respect to the period before the split-off, the Amended and Restated Tax Matters Agreement allocates the responsibility of BMS and MJN for the payment of taxes in the same manner as discussed above with respect to the tax matters agreement. Pursuant to the Amended and Restated Tax Matters Agreement, the Company has consented to join BMS in electing to allocate items ratably between the portion of the taxable year in which the Company was included in the BMS consolidated tax group, and the short period beginning after the split off and ending on December 31, 2009, when the Company was a separate taxpayer. Additionally under the Amended and Restated Tax Matters Agreement, BMS has agreed to indemnify the Company for (i) any tax attributable to a Mead Johnson legal entity for any taxable period ending on or before December 31, 2008, (ii) any tax arising solely as a result of the IPO and the restructuring preceding the IPO, and (iii) any transaction tax associated with the split-off transaction. The Company has agreed to indemnify BMS for (i) any tax payable with respect to any separate return that the Company is required to file or cause to be filed, (ii) any tax incurred as a result of any gain which may be recognized by a member of the BMS affiliated group with respect to a transfer of certain foreign affiliates by the Company in preparation for the IPO, and (iii) any tax arising from the failure or breach of any representation or covenant made by the Company which failure or breach results in the intended tax consequences of the split-off transaction not being achieved. As of June 30, 2010, the Company’s payable to BMS related to taxes is zero.

The Company’s gross reserve for unrecognized tax benefits, including penalties and interest, as of June 30, 2010, and December 31, 2009, was $17.3 million and $16.9 million, respectively, related to foreign and domestic matters that are not expected to reverse in the next 12 months. Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, BMS maintains responsibility for all uncertain tax positions which may exist in the pre-IPO period or which may exist as a result of the IPO transaction. The Company has recorded a receivable from BMS of $12.3 million as of June 30, 2010. MJN anticipates that it is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of unrecognized tax benefits. The Company believes that it has adequately provided for all uncertain tax positions that are not otherwise indemnified by BMS.

6. SEGMENT INFORMATION

MJN operates in four geographic operating segments: Asia, Europe, Latin America and North America. This operating segmentation is how the chief operating decision maker regularly assesses information for decision making purposes, including allocation of resources. Due to similarities in the economics, products offered, production process, customer base, and regulatory environment, these operating segments have been aggregated into two reportable segments: Asia/Latin America and North America/Europe.

Corporate and Other costs consist of unallocated general and administrative activities and associated expenses, including in part, executive, legal, finance, information technology, human resources, research and development, marketing and supply chain costs.

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2010	2009	2010	2009	2010	2009	2010	2009
Asia/Latin America	$471.7	$396.5	$157.7	$146.1	$927.7	$786.3	$324.0	$294.8
North America/Europe	292.5	322.8	78.2	119.0	600.0	626.0	175.3	220.2

Total operating segments	764.2	719.3	235.9	265.1	1,527.7	1,412.3	499.3	515.0
Corporate and Other	—	—	(63.0)	(47.0)	—	—	(128.5)	(108.1)

Total	$764.2	$719.3	$172.9	$218.1	$1,527.7	$1,412.3	$370.8	$406.9

7. EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to MJN stock options, MJN restricted stock units, MJN performance share awards and BMS stock benefit plans.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
MJN stock options	$0.8	$0.6	$2.0	$0.8
MJN restricted stock units	2.4	0.4	5.0	0.5
MJN performance share awards	1.3	0.3	2.6	0.6
BMS stock benefit plans	—	1.6	—	4.3

Total stock-based compensation expense	$4.5	$2.9	$9.6	$6.2

Net tax benefit related to stock-based compensation expense	$(1.8)	$(0.8)	$(2.2)	$(1.9)

In the six months ended June 30, 2010, the Company granted 0.5 million stock options, 0.1 million restricted stock units, and 0.2 million performance share awards. The weighted average grant date fair value of stock options granted was $10.27 per share during the six months ended June 30, 2010. As of June 30, 2010, there were 1.5 million stock options outstanding and total unrecognized compensation costs related to these stock options of $6.9 million that is expected to be recognized over a weighted average period of 2.2 years. The weighted average grant date fair value of restricted stock units granted was $46.75 per share during the six months ended June 30, 2010. As of June 30, 2010, there were 0.8 million unvested restricted stock units and total unrecognized compensation costs related to these awards of $22.1 million that is expected to be recognized over a weighted average period of 2.4 years. The weighted average grant date fair value of performance shares granted was $44.38 per share during the six months ended June 30, 2010. As of June 30, 2010, there were 0.3 million performance share awards outstanding and total unrecognized compensation costs related to these awards of $8.9 million that is expected to be recognized over a weighted average period of 1.8 years.

8. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post retirement benefit plans included the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost – benefits earned during the period	$0.9	$0.1	$0.3	$0.2	$1.4	$0.5	$0.5	$0.3
Interest cost on projected benefit obligation	4.6	4.3	0.4	0.3	8.9	7.5	0.6	0.5
Expected return on plan assets	(4.3)	(4.6)	—	—	(8.1)	(7.9)	—	—
Amortization of net actuarial loss	0.7	1.6	0.3	0.3	1.4	4.0	0.5	0.5

Net periodic benefit cost	$1.9	$1.4	$1.0	$0.8	$3.6	$4.1	$1.6	$1.3
Curtailments and settlements	—	0.1	—	—	—	0.1	—	—

Total net periodic benefit cost	$1.9	$1.5	$1.0	$0.8	$3.6	$4.2	$1.6	$1.3

9. NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of an 11% interest in the Company’s China legal entity and a 10% interest in the Company’s Indonesia legal entity held by third parties.

10. INVENTORIES

The major categories of inventories were as follows:

(In millions)	June 30, 2010	December 31, 2009
Finished goods	$185.6	$166.0
Work in process	49.6	26.5
Raw and packaging materials	94.8	117.4

Inventories	$330.0	$309.9

11. PROPERTY, PLANT, AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

(In millions)	June 30, 2010	December 31, 2009
Land	$4.0	$4.3
Buildings	427.9	404.3
Machinery, equipment, and fixtures	524.1	498.6
Construction in progress	69.4	77.5
Accumulated depreciation	(500.3)	(483.3)

Property, plant and equipment—net	$525.1	$501.4

Accrued capital expenditures were $33.9 million and $14.3 million as of June 30, 2010 and 2009, respectively.

12. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings were $120.0 million as of December 31, 2009, and consisted of borrowings under the Company’s revolving credit facility agreement (Credit Facility). The Credit Facility is unsecured and repayable on maturity at February 2012, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the facility agreement is $410.0 million, which amount may be increased from time to time up to $500.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The Credit Facility contains customary covenants, including covenants applicable to limiting liens, substantial asset sales and mergers. The Credit Facility contains financial covenants whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.00 to 1.00. The Company has been in compliance with these covenants since the inception of the Credit Facility. There were no short-term borrowings under the Credit Facility as of June 30, 2010. Short-term borrowings were $0.2 million as of June 30, 2010 and consisted of outstanding bank drafts.

The components of long-term debt were as follows:

(Dollars in millions)	June 30, 2010	December 31, 2009
3.50% Notes due 2014	$498.0	$497.8
4.90% Notes due 2019	697.7	697.6
5.90% Notes due 2039	299.9	299.9

Subtotal	1,495.6	1,495.3
Adjustments to Principal Value:
Fair value of interest rate swaps	29.3	(10.4)

Long-term debt	$1,524.9	$1,484.9

In connection with the Company’s private placement of $1.5 billion of notes in 2009, the Company entered into a registration rights agreement with the representatives of the initial purchasers of the notes (Registration Rights Agreement). As required by the Registration Rights Agreement, the Company completed a registered offer to exchange the outstanding notes for a like amount and kind of substantially identical notes on July 9, 2010.

See Note 13 for discussion on the Company’s interest rate swaps.

As of June 30, 2010, the principal value of long-term debt obligations was $1,495.6 million. Based on the Company’s assessment of current market conditions for debt of similar maturity, structure and risk, the estimated fair value of the Company’s debt was $1,575.9 million as of June 30, 2010.

For the three months ended June 30, 2010, interest expense and interest income were $13.0 million and $1.4 million, respectively, compared with $25.0 million and $0.7 million, respectively, for the same period in 2009. For the six months ended June 30, 2010, interest expense and interest income were $25.9 million and $2.2 million, respectively, compared with $53.4 million and $1.1 million, respectively, for the same period in 2009.

13. DERIVATIVES

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

The following table summarizes the Company’s fair value of outstanding derivatives:

(In millions)	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	Other assets	$2.8	$0.3
Foreign exchange contracts	Accrued expenses	(1.0)	(3.6)
Fair value hedges:
Interest rate swaps	Other assets	29.3	—
Interest rate swaps	Accrued expenses	—	(10.4)

Net asset/(liability) of derivatives designated as hedging instruments		$31.1	$(13.7)

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A or higher by Standard & Poor’s Ratings Service and Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at June 30, 2010 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges

The Company uses foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. For these derivatives, the majority of which qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income (loss) and recognized in earnings when the hedged item affects earnings.

Foreign Exchange Contracts—The effective portion of changes in the fair value of foreign exchange contracts, the majority of which qualify as hedges of probable forecasted transactions, is recognized in earnings when the hedged item affects earnings, in cost of products sold, or is deemed ineffective, in other expenses/(income)—net.

The notional value of the Company’s foreign exchange derivative contracts as of June 30, 2010, was $81.4 million, with a fair value of $1.8 million in net assets. The notional value of the Company’s foreign exchange derivative contracts as of December 31, 2009, was $64.2 million, with a fair value of $3.3 million in net liabilities. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

As of June 30, 2010, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) on a pre-tax basis was $0.9 million, $0.6 million net of tax, all of which is expected to be reclassified into earnings within the next 13 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. For the three and six months ended June 30, 2010 and 2009, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective.

Natural Gas Hedge Contracts—There were no natural gas hedge contracts outstanding as of June 30, 2010, and no earnings impact from discontinued natural gas hedges for the three and six months ended June 30, 2010 and 2009.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange and natural gas forwards that qualified as cash flow hedges for the six months ended June 30, 2010 and 2009, were as follows:

	Foreign Exchange Contracts		Natural Gas Contracts		Total Cash Flow Hedges
(In millions)	2010	2009	2010	2009	2010	2009
Balance as of January 1:	$(2.9)	$6.6	$—	$(1.4)	$(2.9)	$5.2
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(0.4)	(1.9)	—	(1.3)	(0.4)	(3.2)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	5.3	(5.1)	—	2.2	5.3	(2.9)
Change in deferred taxes	(1.4)	2.0	—	(0.4)	(1.4)	1.6

Balance as of June 30:	$0.6	$1.6	$—	$(0.9)	$0.6	$0.7

Fair Value Hedges

The Company uses fixed-to-floating interest rate swaps as part of an interest rate management strategy. The swaps are recorded at fair value. Interest rate swaps are generally held to maturity and are intended to create a targeted balance of fixed- and floating-rate debt for the Company. The Company does not hedge the interest rate risk associated with money market funds, which totaled $122.7 million and $275.1 million as of June 30, 2010 and December 31, 2009, respectively, and are included in cash and cash equivalents on the balance sheet. There were no ineffective fair value hedges for the three and six months ended June 30, 2010.

Interest Rate Swaps—In November 2009, the Company executed several interest rate swaps. The total notional amounts of outstanding interest rate swaps were $700.0 million as of June 30, 2010.

The following table summarizes the interest rate swaps outstanding as of June 30, 2010:

(Dollars in millions)	Notional Amount of Underlying Debt	Variable Rate Paid		Year of Transaction	Maturity	Fair Value
Swaps associated with:
3.50% Notes due 2014	$500.0	1 month U.S. $	LIBOR + 0.890%	2009	2014	$18.8
4.90% Notes due 2019	200.0	1 month U.S. $	LIBOR + 1.381%	2009	2019	10.5

	$700.0					$29.3

The impact on earnings from interest rate swaps that qualified as fair value hedges was as follows:

(In millions)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Interest expense—net	$(4.5)	$(9.2)

See Note 12 for discussion on the Company’s long-term debt.

14. EQUITY AND OTHER COMPREHENSIVE INCOME

The following table summarizes the Company’s equity activity:

(In millions)	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2010	$(664.3)	$(674.9)	$10.6
Net earnings	250.0	247.0	3.0
Stock-based compensation	10.4	10.4	—
Other comprehensive income	(12.9)	(12.8)	(0.1)
Cash dividends declared	(92.5)	(92.5)	—

Balance as of June 30, 2010	$(509.3)	$(522.8)	$13.5

Balance as of January 1, 2009	$(1,395.5)	$(1,400.9)	$5.4
Net earnings	244.6	238.0	6.6
Stock-based compensation	6.2	6.2	—
Other comprehensive income	7.1	7.1	—
Net transfers to BMS	(294.4)	(294.4)	—
Issuance of common stock in connection with initial public offering, net of offering costs	782.3	782.3	—
Distributions to noncontrolling interests	(0.8)	—	(0.8)
Assumptions of accumulated unrealized losses on pension and other post retirement benefits, net of tax of $(59.2)	(96.8)	(96.8)	—
Cash dividends declared	(61.4)	(61.4)	—

Balance as of June 30, 2009	$(808.7)	$(819.9)	$11.2

The following table summarizes the Company’s activity in other comprehensive income:

	Six Months Ended June 30,
(In millions)	2010	2009
Net earnings	$250.0	$244.6
Foreign currency translation adjustment, net of tax of $(0.9) and $(3.3)	(18.2)	9.4
Deferred losses on derivatives qualifying as hedges, net of tax of $(1.4) and $1.6	3.5	(4.5)
Amortization of deferred losses on pension and other post retirement benefits, net of tax of $0.1 and $(2.3)	1.8	2.2

Total other comprehensive income	237.1	251.7
Less: comprehensive income attributable to noncontrolling interests	2.9	6.6

Other comprehensive income attributable to shareholders	$234.2	$245.1

15. CONTINGENCIES

In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters.

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

In addition, five purported consumer class actions are currently pending against the Company’s subsidiary, Mead Johnson & Company, LLC, three of which also name the Company as a defendant. The Company has also received a demand letter threatening the filing of a sixth action. These cases each cite the PBM matter as support for allegations that certain false and misleading advertising of Enfamil LIPIL infant formula has resulted in financial injury to consumers. The Company denies all allegations and will defend these cases.

16. RELATED-PARTY TRANSACTIONS

The Company is engaged in transactions with its former parent, BMS. These transactions primarily consist of sales to BMS, as it serves as the primary distributor in the European region and will do so through the first quarter of 2011, and fees for services under a Transitional Services Agreement (TSA). The Company had related-party transactions with BMS from the time of the IPO in February 2009 through the split-off from BMS on December 23, 2009. As of the split-off, BMS is no longer a related party. Activities while BMS was a related party are detailed below.

MJN entered into transactions with BMS for the sale of inventory and services provided to and received from BMS pharmaceutical divisions in various markets worldwide, as well as corporate services provided by BMS for the financial statement periods presented. For the three months ended June 30, 2009, MJN had related party sales to BMS of $25.2 million. For the period subsequent to the IPO through June 30, 2009, MJN had related-party sales to BMS of $45.3 million. Purchases of goods from BMS were $0.1 million and $2.2 million for the three and six months ended June 30, 2009, respectively.

Prior to the IPO, the Company was allocated costs for various services from BMS. On January 31, 2009, MJN entered into a TSA with BMS whereby BMS agreed to provide MJN with various corporate support services (the BMS Services) and MJN agreed to provide BMS with certain services (the MJN Services). The TSA was amended and restated on December 18, 2009, in anticipation of the split-off from BMS. The BMS Services and the MJN Services will continue for a specified initial term, which will vary with the types of services to be provided, unless earlier terminated or extended according to the terms of the TSA, none of which extend beyond December 31, 2011. MJN pays BMS mutually agreed-upon fees for the BMS Services and BMS pays MJN mutually agreed-upon fees for the MJN Services. The statement of earnings for the six months ended June 30, 2009, includes one month of costs allocated from BMS and five months of expenses related to the TSA. Total net costs for the three and six months ended June 30, 2009, were $13.5 million and $29.5 million, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Business

We are a global leader in pediatric nutrition. We are committed to creating trusted nutritional brands and products that help improve the health and development of infants and children around the world and provide them with the best start in life. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or industry-defining products across each of our product categories. We operate in four geographic segments: Asia, Europe, Latin America and North America. Due to similarities in the economics, products offered, production process, customer base and regulatory environment, these operating segments have been aggregated into two reportable segments: Asia/Latin America and North America/Europe.

Executive Summary

Sales growth for the six months ended June 30, 2010, was 8%, including a favorable foreign exchange impact of 3%. We delivered growth of 18% in Asia and Latin America, partially offset by a 4% decline in North America/Europe. The drop in North America/Europe was largely driven by birth-related market contraction, along with a negative comparison to the prior year retail inventory build from new product launches. We expect growth in the North America/Europe segment to be positive in the second half of 2010 due to a favorable comparison in the United States from retail inventory movements in the third quarter of 2009 and new product launches in 2010 as well as from a 2009 reduction of customer inventory in the European business associated with the interim change in our distribution model.

Earnings growth of 4% from higher sales, lower interest expense and a lower effective tax rate was offset by higher demand generation investments and infrastructure spending to support our stand-alone business model. We also realized a reduction in gross margins due to increased manufacturing and promotional costs.

Three Months Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,

					% of Net Sales

(Dollars and shares in millions, except per share data)	2010	2009	% Change		2010	2009
Net Sales	$764.2	$719.3	6%
Earnings before Interest and Income Taxes (EBIT)	172.9	218.1	(21%	)	23%	30%
Interest Expense—net	11.6	24.3	(52%	)	2%	3%
Earnings before Income Taxes	161.3	193.8	(17%	)	21%	27%
Provision for Income Taxes	38.8	55.8	(30%	)	5%	8%
Effective Tax Rate (ETR)	24.1%	28.8%
Net Earnings	122.5	138.0	(11%	)	16%	19%
Less: Net Earnings attributable to noncontrolling interests	1.1	3.5	nm	*	0%	0%
Net Earnings Attributable to Shareholders	121.4	134.5	(10%	)	16%	19%
Weighted Average Common Shares Outstanding—Diluted	204.9	204.6
Earnings per Common Share—Diluted	$0.59	$0.66

*	not meaningful

The results for the three months ended June 30, 2010 and 2009, included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Three Months Ended June 30,
(In millions)	2010	2009
IPO-related costs	$—	$6.9
IT and other separation costs	10.0	—
Severance and related costs	—	1.2
Legal, settlements and related costs	3.1	—
Gain on asset sale	—	(11.9)

Specified Items before income taxes	$13.1	$(3.8)
Income tax impact on items above	(4.2)	2.7
Write-off of deferred tax asset related to BMS stock options	(0.2)	—

Specified Items after taxes	$8.7	$(1.1)

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended June 30,				% Change Due to

(Dollars in millions)	2010	2009	% Change		Volume		Price	Foreign Exchange
Asia/Latin America	$471.7	$396.5	19%		10%		6%	3%
North America/Europe	292.5	322.8	(9%	)	(12%	)	2%	1%

Net Sales	$764.2	$719.3	6%		0%		4%	2%

Our Asia/Latin America segment continues to have significant sales growth and represented 62% of net sales for the three months ended June 30, 2010, compared with 55% for the three months ended June 30, 2009. Our success in the Asia/Latin America segment comes from market growth as well as our investments in advertising and promotion, sales force, and product innovation. Our strongest performance continues to be in China, primarily reflecting increased volume due to both market growth and our geographic expansion within the country. Double-digit sales growth was achieved in the majority of our largest markets in the segment, including China and Mexico, our second and third largest markets behind the United States. In addition, volume in the segment grew due to the transfer of our growing Brazilian operations from BMS late in the third quarter of 2009 following the transfer of certain permits and registrations. The segment was negatively affected by sales declines in Venezuela primarily due to the devaluation of the bolivar. Sales in the Philippines declined compared to the prior-year period due to market contraction and the expiration of a 2009 marketing services agreement under which we sold pharmaceutical products on behalf of BMS; however, the business has stabilized compared with the second half of 2009.

Net sales in North America/Europe declined compared with the year-ago period. Net sales in the United States were down primarily due to timing of the Enfamil Premium product launch in the second quarter of 2009 resulting in a temporary retail inventory increase and therefore a difficult comparison for current quarter sales. In addition, U.S. sales were adversely affected by a market contraction linked to a lower birth rate and changes to the Women, Infants and Children (WIC) program that reduced the amount of infant formula provided under the program. The sales decline was partially offset by lower WIC rebates due to the factors cited above. While U.S. net sales declined compared with the second quarter of 2009, sales have stabilized over the past four quarters, benefitting from new products launched in 2009. We expect growth in the North America/Europe segment to be positive in the second half of 2010 due to a favorable comparison in the United States from retail inventory movements in the third quarter of 2009 and new product launches in 2010 as well as from a 2009 reduction in customer inventory in the European business associated with the interim change in our distribution model.

Our net sales by product category are shown in the table below:

	Three Months Ended June 30,
(Dollars in millions)	2010	2009	% Change
Infant Formula	$468.6	$480.5	(2%	)
Children’s Nutrition	274.8	214.7	28%
Other	20.8	24.1	(14%	)

Net Sales	$764.2	$719.3	6%

Infant formula decreased 2%, including a favorable foreign exchange impact of 1%, reflecting decreases in the North America/Europe segment, which are predominantly infant formula markets. Children’s nutrition increased 28%, including a favorable foreign exchange impact of 5%, reflecting the strength of the business in the Asia/Latin America segment where over 90% of children nutrition sales are generated. The decline in other products is primarily driven by the expiration of a 2009 marketing services agreement under which we sold pharmaceutical products in two Asia markets on behalf of BMS.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales was as follows:

	Three Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2010	2009	2010	2009
Gross Sales	$1,008.2	$988.2	100%	100%
Less: Gross-to-Net Sales Adjustments
WIC Rebates	168.7	187.2	16%	19%
Sales Discounts	28.9	26.6	3%	3%
Returns	19.2	21.8	2%	2%
Cash Discounts	10.7	11.5	1%	1%
Prime Vendor Charge-Backs	8.3	9.7	1%	1%
Coupons and Other Adjustments	8.2	12.1	1%	1%

Total Gross-to-Net Sales Adjustments	244.0	268.9	24%	27%

Total Net Sales	$764.2	$719.3	76%	73%

The decline in WIC rebates was due to changes to the program that reduced the amount of infant formula provided under the program and a reduction in WIC participants due to lower birth rates.

Gross Profit

	Three Months Ended June 30,
(Dollars in millions)	2010	2009	% Change
Net Sales	$764.2	$719.3	6%
Cost of Products Sold	278.7	236.1	18%

Gross Profit	$485.5	$483.2	0%
Gross Margin	63.5%	67.2%

Gross margin declined compared to a year ago due to increased dairy prices and manufacturing costs, partially offset by higher product pricing and productivity initiatives. We expect subsequent quarters to continue to be adversely affected by an increase in commodity costs, particularly dairy prices.

Expenses

	Three Months Ended June 30,			% of Net Sales
(Dollars in millions)	2010	2009	% Change	2010		2009
Expenses:
Selling, General and Administrative	$182.6	$154.8	18%	24%		22%
Advertising and Product Promotion	115.9	101.6	14%	15%		14%
Research and Development	19.7	18.4	7%	3%		3%
Other Expenses/(Income)—net	(5.6)	(9.7)	nm	(1%	)	(1%	)

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses (SG&A) reflected increased sales force spending, primarily in China and Brazil, the adverse effect of higher Specified Item costs in the current year, higher stand-alone costs and the adverse effect of foreign exchange.

Advertising and Product Promotion Expenses

Advertising and product promotion expenses increased compared to prior year reflecting continuing investment in demand generation activities in support of our strategic growth initiatives.

Research and Development Expenses

The increase in research and development expenses primarily reflected our continued investment in our innovation capability and product pipeline.

Other Expenses/(Income)—net (OIE)

OIE primarily reflected foreign currency gains on assets held in non-functional currencies in 2010 and an $11.9 million gain on sale of a non-strategic asset in 2009.

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

	Three Months Ended June 30,
(Dollars in millions)	2010	2009	% Change
Asia/Latin America	$157.7	$146.1	8%
North America/Europe	78.2	119.0	(34%	)
Corporate and Other	(63.0)	(47.0)	34%

Total Earnings before Interest and Income Taxes	$172.9	$218.1	(21%	)

The increase in EBIT for Asia/Latin America was primarily related to sales growth partially offset by increased advertising and promotion spending, lower gross margin driven by higher dairy prices, and higher sales force expenses.

The decrease in EBIT for North America/Europe was primarily due to the sales decline and a lower gross margin driven by higher commodity costs, primarily dairy prices, and manufacturing costs.

Corporate and Other EBIT decreased due to higher Specified Item costs, growth in stand-alone corporate costs and investments in research and development, partially offset by foreign exchange gains.

Interest Expense—net

Interest expense for the three months ended June 30, 2010, primarily represented interest incurred on $1.5 billion of notes. Interest expense has been reduced significantly due to lower interest rates on our refinanced debt combined with the benefit from fixed-to-floating interest rate swaps on a portion of that debt, and our reduction in debt. For the three months ended June 30, 2009, interest expense primarily represented interest incurred on $1.7 billion of notes. The average interest rate on our long-term debt, including the impact of the swaps, was 3.5% and 5.6% for the three months ended June 30, 2010 and 2009, respectively.

Income Taxes

The effective tax rate (ETR) for the three months ended June 30, 2010 and 2009, was 24.1% and 28.8%, respectively. The difference in the rates is attributable primarily to the mix of earnings, the benefits of a tax ruling under which certain profits in the Netherlands are exempt from taxation, and management’s assertion that certain foreign earnings and profits are permanently invested abroad.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consisted of an 11% interest in our China legal entity and a 10% interest in our Indonesia legal entity held by third parties.

Net Earnings Attributable to Shareholders

For the foregoing reasons, for the three months ended June 30, 2010, net earnings attributable to shareholders decreased $13.1 million, or 10%, to $121.4 million compared to the three months ended June 30, 2009.

Six Months Results of Operations

Below is a summary of comparative results of operations and a more detailed discussion of results for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,

					% of Net Sales

(Dollars and shares in millions, except per share data)	2010	2009	% Change		2010	2009
Net Sales	$1,527.7	$1,412.3	8%
Earnings before Interest and Income Taxes (EBIT)	370.8	406.9	(9%	)	24%	29%
Interest Expense—net	23.7	52.3	(55%	)	1%	4%
Earnings before Income Taxes	347.1	354.6	(2%	)	23%	25%
Provision for Income Taxes	97.1	110.0	(12%	)	6%	8%
Effective Tax Rate (ETR)	28.0%	31.0%
Net Earnings	250.0	244.6	2%		16%	17%
Less: Net Earnings attributable to noncontrolling interests	3.0	6.6	nm		0%	0%
Net Earnings Attributable to Shareholders	247.0	238.0	4%		16%	17%
Weighted Average Common Shares Outstanding—Diluted	204.8	196.7
Earnings per Common Share—Diluted	$1.20	$1.21

The results for the six months ended June 30, 2010 and 2009, included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Six Months Ended June 30,
(In millions)	2010	2009
IPO-related costs	$—	$24.1
IT and other separation costs	19.9	—
Severance and related costs	0.5	8.8
Legal, settlements and related costs	3.6	(10.0)
Gain on asset sale	—	(11.9)

Specified Items before income taxes	$24.0	$11.0
Income tax impact on items above	(8.3)	0.2
Write-off of deferred tax asset related to BMS stock options	1.2	—

Specified Items after taxes	$16.9	$11.2

Net Sales

Our net sales by reportable segments are shown in the table below:

	Six Months Ended June 30,				% Change Due to

(Dollars in millions)	2010	2009	% Change		Volume		Price	Foreign Exchange
Asia/Latin America	$927.7	$786.3	18%		8%		6%	4%
North America/Europe	600.0	626.0	(4%	)	(7%	)	1%	2%

Net Sales	$1,527.7	$1,412.3	8%		1%		4%	3%

Our Asia/Latin America segment continues to have significant sales growth and represented 61% of net sales for the six months ended June 30, 2010, compared with 56% for the six months ended June 30, 2009. Our success in the Asia/Latin America segment comes from market growth as well as our investments in advertising and promotion, sales force, and product innovation. Our strongest performance continues to be in China, primarily reflecting increased volume due to both market growth and our geographic expansion within the country. Double-digit sales growth was achieved in the majority of our largest markets in the segment, including China and Mexico, our second and third largest markets behind the United States. The segment also benefited from the favorable impact of foreign exchange and the transfer of our growing Brazilian operations from BMS late in the third quarter of 2009 following the transfer of certain permits and registrations. Prior to this transfer, BMS distributed and recorded sales for our products in Brazil. The segment was also negatively affected by sales declines in the Philippines and in Venezuela. The Philippines sales declined compared to the prior-year period due to market contraction and the expiration of a 2009 marketing services agreement under which we sold pharmaceutical products on behalf of BMS; however the business has stabilized compared to the second half of 2009. The Venezuelan sales decline is attributed to the January 2010 devaluation of the bolivar.

Net sales in North America/Europe declined compared to the year-ago period. Net sales in the United States were down due to market contraction linked to a lower birth rate, timing of product launches and the related retail inventory fluctuations, and lower market share compared to the year-ago period. These declines were offset partially by lower Women, Infants and Children (WIC) rebates. Net sales in the United States have benefited from new product launches in mid-2009 and have stabilized over the last four quarters. We expect this business to record positive growth in the second half of 2010 due to a favorable comparison from retail inventory movements in the third quarter of 2009 and new product launches in 2010. We also expect growth in the second half of 2010 in Europe due in part to a 2009 reduction in customer inventory associated with the change in our distribution model.

Our net sales by product category are shown in the table below:

	Six Months Ended June 30,
(Dollars in millions)	2010	2009	% Change
Infant Formula	$948.0	$931.2	2%
Children’s Nutrition	541.6	434.0	25%
Other	38.1	47.1	(19%	)

Net Sales	$1,527.7	$1,412.3	8%

Infant formula increased 2%, including a foreign exchange impact of 2%, reflecting decreases in the North America/Europe segment, which are predominantly infant formula markets offset by growth in the Asia/Latin America segment. Children’s nutrition increased 25%, including a foreign exchange impact of 5%, reflecting the strength of the business in the Asia/Latin America segment where over 90% of children nutrition sales are generated. The decline in other products is primarily driven by the expiration of a 2009 marketing services agreement under which we sold pharmaceutical products in two Asia markets on behalf of BMS.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales was as follows:

	Six Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2010	2009	2010	2009
Gross Sales	$2,012.2	$1,940.9	100%	100%
Less: Gross-to-Net Sales Adjustments
WIC Rebates	332.0	381.7	16%	20%
Sales Discounts	54.0	49.2	3%	2%
Returns	39.0	36.8	2%	2%
Cash Discounts	20.9	22.2	1%	1%
Prime Vendor Charge-Backs	17.4	20.0	1%	1%
Coupons and Other Adjustments	21.2	18.7	1%	1%

Total Gross-to-Net Sales Adjustments	484.5	528.6	24%	27%

Total Net Sales	$1,527.7	$1,412.3	76%	73%

The decline in WIC rebates was due to changes to the program that reduced the amount of infant formula provided under the program and a reduction in WIC participants due to lower birth rates. The increase in sales discounts was due to an increased emphasis on retail promotions.

Gross Profit

	Six Months Ended June 30,
(Dollars in millions)	2010	2009	% Change
Net Sales	$1,527.7	$1,412.3	8%
Cost of Products Sold	550.5	483.7	14%

Gross Profit	$977.2	$928.6	5%
Gross Margin	64.0%	65.8%

Gross margin declined compared to a year ago due to increased manufacturing and promotional costs, partially offset by higher product pricing and productivity initiatives. Although neutral on a year-to-date basis, we expect the remainder of the year to be negatively affected by an increase in commodity costs, particularly dairy prices.

Expenses

	Six Months Ended June 30,			% of Net Sales
(Dollars in millions)	2010	2009	% Change	2010	2009
Expenses:
Selling, General and Administrative	$354.0	$318.2	11%	23%	23%
Advertising and Product Promotion	214.3	177.5	21%	14%	13%
Research and Development	39.8	33.7	18%	3%	2%
Other Expenses/(Income)—net	(1.7)	(7.7)	nm	0%	1%

Selling, General and Administrative Expenses

The increase in SG&A expenses reflected growth in stand-alone corporate costs and higher sales force costs in Asia/Latin America to support our geographic expansion.

Advertising and Product Promotion Expenses

Advertising and product promotion expenses increased compared to prior year reflecting continuing investment in our strategic growth initiatives. We expect advertising and product promotion expenses to continue at approximately 14% of net sales during the remainder of 2010.

Research and Development Expenses

The increase in research and development expenses primarily reflected our continued investment in our innovation capability and product pipeline.

Other Expenses/(Income)—net (OIE)

For the six months ended June 30, 2010, OIE included an $8.5 million foreign currency loss from the initial balance sheet remeasurement of our Venezuelan subsidiary upon the devaluation of the bolivar and the application of highly inflationary accounting offset by currency gains on assets held in non-functional currencies in our other markets. For the six months ended June 30, 2009, OIE included a gain on sale of a non-strategic intangible asset and a favorable patent settlement, partially offset by severance costs.

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

	Six Months Ended June 30,
(Dollars in millions)	2010	2009	% Change
Asia/Latin America	$324.0	$294.8	10%
North America/Europe	175.3	220.2	(20%	)
Corporate and Other	(128.5)	(108.1)	19%

Total Earnings before Interest and Income Taxes	$370.8	$406.9	(9%	)

The increase in EBIT for Asia/Latin America was primarily related to sales growth partially offset by increased advertising and promotion spending and higher sales force expenses.

The decrease in EBIT for North America/Europe was primarily due to lower sales, a lower gross margin driven by higher commodity and manufacturing costs, and increased advertising and promotion spending.

Corporate and Other expenses increased due to higher Specified Item costs, growth in stand-alone corporate costs, and investments in research and development, partially offset by foreign exchange gains.

Interest Expense—net

Interest expense for the six months ended June 30, 2010, primarily represented interest incurred on $1.5 billion of notes. Interest expense declined by $28.6 million due to lower interest rates on our refinanced debt, combined with the benefit from fixed-to-floating interest rate swaps on a portion of that debt, and our reduction in debt. For the six months ended June 30, 2009, interest expense primarily represented interest incurred on $1.7 billion of notes. The average interest rate on our long-term debt, including the impact of the swaps, was 3.5% and 5.8% for the six months ended June 30, 2010 and 2009, respectively.

Income Taxes

The ETR for the six months ended June 30, 2010 and 2009, was 28.0% and 31.0%, respectively. The difference in the rates is attributable primarily to the mix of earnings, the benefits of a tax ruling under which certain profits in the Netherlands are exempt from taxation, and management’s assertion that certain foreign earnings and profits are permanently invested abroad.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consisted of an 11% interest in our China legal entity and a 10% interest in our Indonesia legal entity held by third parties.

Net Earnings Attributable to Shareholders

For the foregoing reasons, for the six months ended June 30, 2010, net earnings attributable to shareholders increased $9.0 million, or 4%, to $247.0 million compared to the six months ended June 30, 2009.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings under our $410.0 million Credit Facility. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment, buildings and computer software. For the six months ended June 30, 2009, cash flows from financing primarily represent activities related to the IPO and separation from BMS. For the six months ended June 30, 2010, cash flows from financing activities include proceeds and repayments of short-term borrowings and dividend payments. On March 16, 2010, our board of directors authorized the repurchase of up to $300 million of the Company’s common stock. The repurchase program is primarily intended to offset the dilutive effect on earnings from stock-based compensation over the next three to five years. During the six months ended June 30, 2010, the Company did not purchase any shares pursuant to this program.

Cash Flows

We believe that cash on hand, cash from operations and availability under our Credit Facility will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Six Months Ended June 30,
(In millions)	2010	2009
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$250.0	$244.6
Depreciation and Amortization	31.5	28.5
Changes in Assets and Liabilities	(100.0)	52.6
Other	18.1	(3.6)

Total Operating Activities	199.6	322.1
Investing Activities	(96.4)	(29.0)
Financing Activities	(223.2)	276.4
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(12.9)	7.4

Net increase (decrease) in Cash and Cash Equivalents	$(132.9)	$576.9

The decline in the six month operating cash flows between 2010 and 2009 was primarily driven by cash paid for income taxes. Additionally, for the six-month period, the Changes in Assets and Liabilities reflected decreases in accrued expenses, rebates and returns and an increase in prepaid expenses, offset partially by improvements in working capital for 2010 and improvements in working capital for 2009.

Cash flow used in investing activities increased $67.4 million due to higher capital expenditures as noted below. Cash flows used in investing activities in 2010 included our $5.5 million investment in International Pediatric Nutrition Company, our joint venture with Almarai Company in Saudi Arabia serving countries in the Gulf Cooperation Council.

Cash flow used in financing activities was $223.2 million for the six months ended June 30, 2010, reflecting the repayment of $120.0 million of our short-term Credit Facility borrowing, $87.2 million of dividend payments, and a $47.0 million payment to BMS for our Mexico capital lease termination. These uses were partially offset by the collection of a $30.0 million promissory note from BMS.

Capital Expenditures

Our capital expenditures were $78.1 million and the cash outflow for capital expenditures was $92.9 million for the six months ended June 30, 2010. Our capital expenditures were $33.8 million and the cash outflow for capital expenditures was $41.8 million for the six months ended June 30, 2009. The increase in capital expenditures is due to the expansion of our research and development facilities in Evansville, Indiana, capitalized IT separation costs and investment in growth and innovation, including our new packaging facilities. We expect capital expenditures to be approximately $150 million in 2010.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings were $120.0 million as of December 31, 2009, and consisted of borrowings under our Credit Facility. We have been in compliance with all Credit Facility covenants since the inception of the facility. As of June 30, 2010, we have $410.0 million available to us under our Credit Facility. There were no short-term borrowings under the Credit Facility as of June 30, 2010. Short-term borrowings were $0.2 million as of June 30, 2010 and consisted of outstanding bank drafts. For information on our short-term borrowings, long-term debt and interest rate swaps, see “Item 1. Financial Statements—Note 12.”

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

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of June 30, 2010. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 15,” to the interim consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Company’s 2009 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 17, 2010, the Company announced a $300 million stock purchase program that is primarily intended to offset the dilutive effect on earnings from stock-based compensation over the next three to five years. During the six months ended June 30, 2010, the Company did not purchase any shares pursuant to this program.

ITEM 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.

10.1*	Amendment No. 1 to Supply Agreement between Martek Biosciences Corporation and Mead Johnson and Company, LLC, made and entered into effective as of June 1, 2010.

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the President and Chief Executive Officer.

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the President and Chief Financial Officer.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit are omitted and have been filed separately with the Securities and Exchange Commission in connection with a pending request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mead Johnson Nutrition Company

Date: July 29, 2010	By: /S/ STANLEY D. BURHANS
Stanley D. Burhans
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)