Form 10-Q
period 2010-09-30
Mead Johnson Nutrition Co
filed 2010-10-28
CIK 1452575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 25, 2010, there were 204,576,337 shares of Common Stock outstanding.

MEAD JOHNSON NUTRITION COMPANY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF MEAD JOHNSON NUTRITION COMPANY

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET SALES	$810.2	$699.8	$2,337.9	$2,112.1
COST OF PRODUCTS SOLD	296.3	244.6	846.8	728.3

GROSS PROFIT	513.9	455.2	1,491.1	1,383.8

EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE	190.2	164.0	544.2	482.2
ADVERTISING AND PRODUCT PROMOTION	112.4	105.2	326.7	282.7
RESEARCH AND DEVELOPMENT	18.5	17.6	58.3	51.3
OTHER EXPENSES/(INCOME)—NET	27.3	8.7	25.6	1.0

EARNINGS BEFORE INTEREST AND INCOME TAXES	165.5	159.7	536.3	566.6

INTEREST EXPENSE—NET	12.0	23.0	35.7	75.3

EARNINGS BEFORE INCOME TAXES	153.5	136.7	500.6	491.3

PROVISION FOR INCOME TAXES	46.1	37.9	143.2	147.9

NET EARNINGS	107.4	98.8	357.4	343.4
Less: Net Earnings attributable to noncontrolling interests	1.3	1.2	4.3	7.8

NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$106.1	$97.6	$353.1	$335.6

Earnings per Share – Basic
Net Earnings attributable to shareholders	$0.52	$0.48	$1.72	$1.68

Earnings per Share – Diluted
Net Earnings attributable to shareholders	$0.52	$0.48	$1.72	$1.68

Weighted Average Shares	204.6	204.5	204.5	199.3
Dividends declared per Share	$0.225	$0.20	$0.675	$0.50

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$501.9	$561.1
Receivables—net of allowances of $6.5 and $6.2, respectively	360.3	317.6
Note Receivable	—	30.0
Inventories	345.1	309.9
Deferred Income Taxes—net of valuation allowance	91.2	89.4
Income Taxes Receivable	15.3	5.6
Prepaid Expenses and Other Assets	37.7	22.5

Total Current Assets	1,351.5	1,336.1
Property, Plant and Equipment—net	544.9	501.4
Goodwill	117.5	117.5
Other Intangible Assets—net	76.5	50.5
Deferred Income Taxes—net of valuation allowance	15.8	16.0
Other Assets	111.4	48.8

TOTAL	$2,217.6	$2,070.3

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-Term Borrowings	$3.2	$120.0
Accounts Payable	349.5	361.3
Dividends Payable	46.3	41.0
Accrued Expenses	207.9	206.6
Accrued Rebates and Returns	263.7	268.2
Deferred Income—current	26.1	19.9
Income Taxes—payable and deferred	40.3	83.2

Total Current Liabilities	937.0	1,100.2
Long-Term Debt	1,548.4	1,484.9
Deferred Income—noncurrent	2.1	2.8
Deferred Income Taxes—noncurrent	28.7	5.1
Pension, Post Retirement and Post Employment Liabilities	94.7	123.6
Other Liabilities	22.4	18.0

Total Liabilities	2,633.3	2,734.6
COMMITMENTS AND CONTINGENCIES
EQUITY (DEFICIT):
Shareholders’ Equity:
Common Stock, $0.01 par value: 4,200 authorized, 204.6 and 204.5 issued and outstanding, respectively	2.0	2.0
Additional Paid-in (Distributed) Capital	(781.7)	(797.4)
Retained Earnings	420.4	206.1
Treasury Stock—at cost	(0.2)	—
Accumulated Other Comprehensive Income (Loss)	(64.4)	(85.6)

Total Shareholders’ Equity (Deficit)	(423.9)	(674.9)
Noncontrolling Interests	8.2	10.6

Total Equity (Deficit)	(415.7)	(664.3)

TOTAL	$2,217.6	$2,070.3

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$357.4	$343.4
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	47.4	43.9
Changes in Assets and Liabilities	(43.8)	47.2
Pension and Other Post Retirement Benefits Contributions	(35.0)	(26.3)
Other	22.9	8.5

Net Cash Provided by Operating Activities	348.9	416.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(142.3)	(59.3)
Proceeds from Sale of Property, Plant and Equipment	2.2	1.6
Proceeds from Sale of Intangible Asset	—	11.9
Investment in Other Companies	(5.5)	—

Net Cash Used in Investing Activities	(145.6)	(45.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-Term Borrowings	103.2	—
Repayments of Short-Term Borrowings	(220.0)	—
Payment for Capital Lease Termination	(47.0)	—
Proceeds from Promissory Note from BMS	30.0	—
Cash Dividends Paid	(133.4)	(61.4)
Issuance of Stock for Stock-Based Compensation	1.6	—
Treasury Stock Purchases	(0.2)	—
Proceeds from Initial Public Offering, net of offering costs	—	782.3
Repayment of Related-Party Debt and Lease	—	(602.8)
Net Transfers from BMS, excluding noncash items	—	97.7
Distributions to Noncontrolling Interests	—	(1.5)

Net Cash Provided by (Used in) Financing Activities	(265.8)	214.3
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	3.3	12.2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59.2)	597.4

CASH AND CASH EQUIVALENTS:
Beginning of Period	561.1	—

End of Period	$501.9	$597.4

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2010, and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010, and 2009. Material subsequent events are evaluated for disclosure up to the time of issuance of the financial statements. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results or future performance.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions are employed in estimates used in revenue recognition, including sales rebate and return accruals, goodwill, income tax assets and liabilities, income tax expense, and legal liabilities, as well as accounting for stock-based compensation costs and retirement and post retirement benefits, including the actuarial assumptions. Actual results may or may not differ from estimated results.

Recently Issued Accounting Standards—Effective January 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2009-17, Consolidations (Topic 810), requiring companies to identify the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The Company also adopted ASU No. 2009-17’s requirement of on-going reassessments of whether an enterprise is the primary beneficiary and the elimination of the quantitative approach previously required for determining the primary beneficiary. At this time, the Company is not a primary beneficiary of any variable interest entities.

3. EARNINGS PER SHARE

The numerator for basic and diluted earnings per share is net earnings attributable to shareholders reduced by dividends and undistributed earnings attributable to unvested shares. The denominator for basic earnings per share is the weighted average number of shares outstanding during the period. The denominator for diluted earnings per share is the weighted average shares outstanding adjusted for the effect of dilutive stock options, restricted stock units, and performance share awards. On February 17, 2009, the Company completed an initial public offering (IPO) of 34.5 million shares of common stock. Immediately prior to the IPO, 170.0 million shares of common stock were outstanding and owned by Bristol-Myers Squibb Company (BMS). There were no Company stock options, restricted stock units, or performance shares outstanding prior to the IPO.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2010	2009	2010	2009
Basic earnings per share:
Weighted average shares outstanding	204.6	204.5	204.5	199.3
Net earnings attributable to shareholders	$106.1	$97.6	$353.1	$335.6
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.2)	(1.2)	(0.5)

Net earnings attributable to shareholders used for basic earnings per share calculation	$105.7	$97.4	$351.9	$335.1
Net earnings attributable to shareholders per share	$0.52	$0.48	$1.72	$1.68
Diluted earnings per share:
Weighted average shares outstanding	204.6	204.5	204.5	199.3
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.3	0.1	0.4	—

Weighted average shares – diluted	204.9	204.6	204.9	199.3
Net earnings attributable to shareholders	$106.1	$97.6	$353.1	$335.6
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.2)	(1.2)	(0.5)

Net earnings attributable to shareholders used for diluted earnings per share calculation	$105.7	$97.4	$351.9	$335.1
Net earnings attributable to shareholders per share	$0.52	$0.48	$1.72	$1.68

Potential shares outstanding were 2.3 million and 1.3 million as of September 30, 2010 and 2009, respectively, of which 2.0 million and 1.2 million were not included in the diluted earnings per share calculation for the three months ended September 30, 2010 and 2009, respectively, and 1.9 million and 1.3 million were not included in the diluted earnings per share calculation for the nine months ended September 30, 2010 and 2009, respectively.

4. OTHER EXPENSES/(INCOME)—NET

Included in other expenses/(income)—net for the three months ended September 30, 2009, was $3.4 million in severance and related costs. For the nine months ended September 30, 2009, other expenses/(income)—net included the $11.9 million gain on sale of a non-strategic intangible asset, $10.0 million of income for a patent settlement and $12.2 million of severance and related costs. For the three months ended September 30, 2010, other expenses/(income)—net included $9.1 million in settlement costs for our U.S. defined benefit pension plan and $4.3 million of severance and related costs. For the nine months ended September 30, 2010, other expenses/(income)—net included $9.1 million in settlement costs for our U.S. defined benefit pension plan and $4.8 million of severance and related costs. See Note 8 for discussion on the Company’s pension plans.

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

The monetary assets and liabilities in Venezuela have been remeasured at 4.3 bolivar to U.S. dollar as of September 30, 2010. In January 2010, the Company recognized a loss of $8.5 million in other expenses/(income)—net due to the devaluation of the bolivar and the application of highly inflationary accounting.

5. INCOME TAXES

For the three and nine months ended September 30, 2010, the effective tax rate was 30.0% and 28.6%, respectively, compared with 27.7% and 30.1% for the same periods in 2009. The difference in the rates was attributable primarily to the benefits of a tax ruling under which certain profits in the Netherlands are exempt from taxation, management’s assertion that certain foreign earnings and profits are permanently invested abroad, and a favorable change in our geographic earnings mix, offset by unfavorable return-to-provision adjustments on 2009 earnings recognized in the third quarter of 2010.

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

On December 18, 2009, the Company and BMS entered into an Amended and Restated Tax Matters Agreement in anticipation of the split-off from BMS. With respect to the period before the split-off, the Amended and Restated Tax Matters Agreement allocates the responsibility of BMS and MJN for the payment of taxes in the same manner as discussed above with respect to the tax matters agreement. Pursuant to the Amended and Restated Tax Matters Agreement, the Company has consented to join BMS in electing to allocate items ratably between the portion of the taxable year in which the Company was included in the BMS consolidated tax group, and the short period beginning after the split off and ending on December 31, 2009, when the Company was a separate taxpayer. Additionally under the Amended and Restated Tax Matters Agreement, BMS has agreed to indemnify the Company for (i) any tax attributable to a Mead Johnson legal entity for any taxable period ending on or before December 31, 2008, (ii) any tax arising solely as a result of the IPO and the restructuring preceding the IPO, and (iii) any transaction tax associated with the split-off transaction. The Company has agreed to indemnify BMS for (i) any tax payable with respect to any separate return that the Company is required to file or cause to be filed, (ii) any tax incurred as a result of any gain which may be recognized by a member of the BMS affiliated group with respect to a transfer of certain foreign affiliates by the Company in preparation for the IPO, and (iii) any tax arising from the failure or breach of any representation or covenant made by the Company which failure or breach results in the intended tax consequences of the split-off transaction not being achieved. As of September 30, 2010, the Company’s receivable from BMS related to 2009 taxes is $8.4 million.

The Company’s gross reserve for uncertain tax positions, including penalties and interest, as of September 30, 2010, and December 31, 2009, was $19.2 million and $16.9 million, respectively, related to foreign and domestic matters that are not expected to reverse in the next 12 months. Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, BMS maintains responsibility for all uncertain tax positions which may exist in the pre-IPO period or which may exist as a result of the IPO transaction. The Company has recorded a receivable from BMS for uncertain tax positions of $13.3 million as of September 30, 2010. MJN anticipates that it is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of unrecognized tax benefits. The Company believes that it has adequately provided for all uncertain tax positions that are not otherwise indemnified by BMS.

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

Corporate and Other consists of unallocated general and administrative expenses and global business support activities, including research and development, marketing and supply chain costs.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2010	2009	2010	2009	2010	2009	2010	2009
Asia/Latin America	$489.7	$413.8	$168.0	$143.7	$1,417.4	$1,200.1	$492.0	$438.5
North America/Europe	320.5	286.0	97.4	90.3	920.5	912.0	272.7	310.5

Total operating segments	810.2	699.8	265.4	234.0	2,337.9	2,112.1	764.7	749.0
Corporate and Other	—	—	(99.9)	(74.3)	—	—	(228.4)	(182.4)

Total	$810.2	$699.8	$165.5	$159.7	$2,337.9	$2,112.1	$536.3	$566.6

7. EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to MJN stock options, MJN restricted stock units, MJN performance share awards and BMS stock benefit plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
MJN stock options	$0.9	$0.9	$2.9	$1.7
MJN restricted stock units	2.4	0.4	7.4	0.9
MJN performance share awards	1.2	0.5	3.8	1.1
BMS stock benefit plans	—	2.3	—	6.6

Total stock-based compensation expense	$4.5	$4.1	$14.1	$10.3

Net tax benefit related to stock-based compensation expense	$(1.8)	$(1.3)	$(4.0)	$(3.2)

In the nine months ended September 30, 2010, the Company granted 0.5 million stock options, 0.1 million restricted stock units, and 0.2 million performance share awards. The weighted average grant date fair value of stock options granted was $10.28 per share during the nine months ended September 30, 2010. As of September 30, 2010, there were 1.4 million stock options outstanding and total unrecognized compensation costs related to these stock options is $6.0 million which is expected to be recognized over a weighted average period of 2.3 years. The weighted average grant date fair value of restricted stock units granted was $46.91 per share during the nine months ended September 30, 2010. As of September 30, 2010, there were 0.8 million unvested restricted stock units and total unrecognized compensation costs related to these awards is $19.3 million which is expected to be recognized over a weighted average period of 2.4 years. The weighted average grant date fair value of performance shares granted was $44.38 per share during the nine months ended September 30, 2010. As of September 30, 2010, there were 0.3 million performance share awards outstanding and total unrecognized compensation costs related to these awards is $7.5 million which is expected to be recognized over a weighted average period of 1.6 years.

8. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post retirement benefit plans included the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost – benefits earned during the period	$0.7	$1.3	$0.2	$0.2	$2.1	$1.8	$0.7	$0.5
Interest cost on projected benefit obligation	4.4	4.8	0.2	0.2	13.3	12.3	0.8	0.7
Expected return on plan assets	(4.0)	(3.5)	—	—	(12.1)	(11.4)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.1)	—	—	(0.1)	(0.1)
Amortization of net actuarial loss	0.8	(3.0)	0.4	0.1	2.2	1.0	0.9	0.6

Net periodic benefit cost	$1.9	$(0.4)	$0.7	$0.4	$5.5	$3.7	$2.3	$1.7
Settlements	9.1	—	—	—	9.1	0.1	—	—

Total net periodic benefit cost	$11.0	$(0.4)	$0.7	$0.4	$14.6	$3.8	$2.3	$1.7

During the third quarter of 2010, the Company recognized $9.1 million of settlement expense in other expenses/(income)—net. Recognition of the settlement expense was triggered upon lump sum payments from our U.S. pension plan exceeding the sum of the annual interest and service cost of the plan.

For the nine months ended September 30, 2010 and 2009, contributions to the pension plans were $35.0 million and $26.3 million, respectively, the majority of which were to the U.S. pension plan.

9. NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of an 11% interest in the Company’s China legal entity and a 10% interest in the Company’s Indonesia legal entity held by third parties.

10. INVENTORIES

The major categories of inventories were as follows:

(In millions)	September 30, 2010	December 31, 2009
Finished goods	$170.1	$166.0
Work in process	52.5	26.5
Raw and packaging materials	122.5	117.4

Inventories	$345.1	$309.9

11. PROPERTY, PLANT, AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

(In millions)	September 30, 2010	December 31, 2009
Land	$4.3	$4.3
Buildings	464.9	404.3
Machinery, equipment, and fixtures	541.4	498.6
Construction in progress	55.2	77.5
Accumulated depreciation	(520.9)	(483.3)

Property, plant and equipment—net	$544.9	$501.4

Accrued capital expenditures were $23.2 million and $27.4 million as of September 30, 2010 and 2009, respectively.

12. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings were $120.0 million as of December 31, 2009, and consisted of borrowings under the Company’s revolving credit facility agreement (Credit Facility). The Credit Facility is unsecured and repayable on maturity at February 2012, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the facility agreement is $410.0 million, which amount may be increased from time to time up to $500.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The Credit Facility contains customary covenants, including covenants applicable to limiting liens, substantial asset sales and mergers. The Credit Facility contains financial covenants whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.00 to 1.00. The Company has been in compliance with these covenants since the inception of the Credit Facility. There were no short-term borrowings under the Credit Facility as of September 30, 2010. Other short-term borrowings were $3.2 million as of September 30, 2010 and consisted of short-term loans.

The components of long-term debt were as follows:

(Dollars in millions)	September 30, 2010	December 31, 2009
3.50% Notes due 2014	$498.2	$497.8
4.90% Notes due 2019	697.7	697.6
5.90% Notes due 2039	299.9	299.9

Subtotal	1,495.8	1,495.3
Adjustments to Principal Value:
Fair value of interest rate swaps	52.6	(10.4)

Long-term debt	$1,548.4	$1,484.9

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

As of September 30, 2010, the principal value of long-term debt obligations was $1,495.8 million. Based upon the quoted market prices, the estimated fair value of the Company’s debt was $1,629.3 million as of September 30, 2010.

For the three months ended September 30, 2010, interest expense and interest income were $13.3 million and $1.3 million, respectively, compared with $24.3 million and $1.3 million, respectively, for the same period in 2009. For the nine months ended September 30, 2010, interest expense and interest income were $39.2 million and $3.5 million, respectively, compared with $77.7 million and $2.4 million, respectively, for the same period in 2009.

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

The following table summarizes the Company’s fair value of outstanding derivatives designated as hedging instruments:

(In millions)	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	Other assets	$0.6	$0.3
Foreign exchange contracts	Accrued expenses	(1.2)	(3.6)
Fair value hedges:
Interest rate swaps	Other assets	52.6	—
Interest rate swaps	Accrued expenses	—	(10.4)

Net asset/(liability) of derivatives designated as hedging instruments		$52.0	$(13.7)

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A or higher by Standard & Poor’s Ratings Service and Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at September 30, 2010 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

The Company uses foreign currency forward contracts to hedge foreign currency denominated monetary assets and liabilities. The primary objective of these contracts is to protect the U.S. dollar value of foreign currency denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These contracts are not designated as hedges and are adjusted to fair value through other expenses/(income)—net, other assets and accrued expenses as they occur and substantially offset the change in fair value of the underlying foreign currency denominated monetary asset or liability. The notional and fair value amounts of these contracts were $30.8 million and $1.0 million as of September 30, 2010, respectively. There were no foreign currency forward contracts of this nature as of December 31, 2009.

Cash Flow Hedges

The Company uses foreign currency contracts to hedge forecasted transactions, primarily intercompany transactions, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. For the contracts that qualify as hedges of probable forecasted cash flows, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income (loss) and recognized in earnings when the hedged item affects earnings.

Foreign Exchange Contracts—The effective portion of changes in the fair value of foreign exchange contracts, the majority of which qualify as hedges of probable forecasted transactions, is recognized in earnings when the hedged item affects earnings, in cost of products sold, or is deemed ineffective, in other expenses/(income)—net.

The notional value of the Company’s foreign exchange derivative contracts designated as hedging instruments as of September 30, 2010, was $108.8 million, with a fair value of $0.6 million in net liabilities. The notional value of the Company’s foreign exchange derivative contracts designated as hedging instruments as of December 31, 2009, was $64.2 million, with a fair value of $3.3 million in net liabilities. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

As of September 30, 2010, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) on a pre-tax basis was $0.9 million, $0.6 million net of tax, all of which is expected to be reclassified into earnings within the next 16 months.

The Company assesses effectiveness at the inception of the hedge and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. For the three and nine months ended September 30, 2010 and 2009, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective.

Natural Gas Hedge Contracts—There were no natural gas hedge contracts outstanding as of September 30, 2010, and no earnings impact from discontinued natural gas hedges for the three and nine months ended September 30, 2010 and 2009.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange and natural gas forwards that qualified as cash flow hedges for the nine months ended September 30, 2010 and 2009, were as follows:

	Foreign Exchange Contracts		Natural Gas Contracts		Total Cash Flow Hedges
(In millions)	2010	2009	2010	2009	2010	2009
Balance as of January 1:	$(2.9)	$6.6	$—	$(1.4)	$(2.9)	$5.2
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(3.4)	(5.5)	—	(1.2)	(3.4)	(6.7)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	6.6	(5.9)	—	2.7	6.6	(3.2)
Change in deferred taxes	(0.9)	3.5	—	(0.6)	(0.9)	2.9

Balance as of September 30:	$(0.6)	$(1.3)	$—	$(0.5)	$(0.6)	$(1.8)

Fair Value Hedges

The Company uses fixed-to-floating interest rate swaps as part of an interest rate management strategy. The swaps are recorded at fair value. Interest rate swaps are generally held to maturity and are intended to create a targeted balance of fixed- and floating-rate debt for the Company. The Company does not hedge the interest rate risk associated with money market funds, which totaled $159.0 million and $275.1 million as of September 30, 2010 and December 31, 2009, respectively. Money market funds are classified as level two in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. There were no ineffective fair value hedges for the three and nine months ended September 30, 2010.

Interest Rate Swaps—In November 2009, the Company executed several interest rate swaps. The total notional amounts of outstanding interest rate swaps were $700.0 million as of September 30, 2010.

The following table summarizes the interest rate swaps outstanding as of September 30, 2010:

(Dollars in millions)	Notional Amount of Underlying Debt	Variable Rate Paid	Year of Transaction	Maturity	Fair Value
Swaps associated with:
3.50% Notes due 2014	$500.0	1 month U.S. $ LIBOR + 0.890%	2009	2014	$32.7
4.90% Notes due 2019	200.0	1 month U.S. $ LIBOR + 1.381%	2009	2019	19.9

	$700.0				$52.6

The impact on earnings from interest rate swaps that qualified as fair value hedges was as follows:

(In millions)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Interest expense—net	$(4.4)	$(13.6)

See Note 12 for discussion on the Company’s long-term debt.

14. EQUITY AND COMPREHENSIVE INCOME

The following table summarizes the Company’s equity and comprehensive income activity:

(In millions)	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2010	$(664.3)	$(674.9)	$10.6
Comprehensive income:
Net earnings	357.4	353.1	4.3
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $(8.3)	10.7	10.7	—
Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $(0.9)	2.3	2.3	—
Amortization of deferred losses on pension and other post retirement benefits, net of tax of $(3.6)	8.2	8.2	—

Total comprehensive income	378.6	374.3	4.3

Stock-based compensation	15.7	15.7	—
Treasury stock acquired	(0.2)	(0.2)	—
Distributions declared to noncontrolling interests	(6.7)	—	(6.7)
Cash dividends declared	(138.8)	(138.8)	—

Balance as of September 30, 2010	$(415.7)	$(423.9)	$8.2

(In millions)	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests

Balance as of January 1, 2009	$(1,395.5)	$(1,400.9)	$5.4
Comprehensive income:
Net earnings	343.4	335.6	7.8
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $1.2	21.7	21.7	—
Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $2.9	(7.0)	(7.0)	—
Amortization of deferred losses on pension and other post retirement benefits, net of tax of $(1.3)	2.1	2.1	—

Total comprehensive income	360.2	352.4	7.8

Stock-based compensation	10.3	10.3	—
Net transfers to BMS	(253.5)	(253.5)	—
Issuance of stock in connection with initial public offering, net of offering costs	782.3	782.3	—
Distributions to noncontrolling interests	(1.5)	—	(1.5)
Assumptions of accumulated unrealized losses on pension and other post retirement benefits, net of tax of $(54.7)	(97.5)	(97.5)	—
Cash dividends declared	(102.3)	(102.3)	—

Balance as of September 30, 2009	$(697.5)	$(709.2)	$11.7

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

As previously reported, PBM Products, LLC (PBM), a manufacturer and distributor of store brand infant formulas and nutritionals, obtained a judgment in the amount of $13.5 million in a suit filed against the Company’s subsidiary, Mead Johnson & Company, LLC, in the U.S. District Court (Eastern District of Virginia), alleging, among other things, false and misleading advertising with respect to certain Enfamil LIPIL infant formula advertising. After post-trial briefing, the court confirmed that award and also ordered limited injunctive relief. The Company has filed an appeal with the U.S. Court of Appeals for the Fourth Circuit with respect to various aspects of the district court proceedings, including both the jury award and injunction. That appeal remains pending.

In addition, five purported consumer class actions are currently pending against the Company’s subsidiary, Mead Johnson & Company, LLC, two of which also name the Company as a defendant. (The Company has been dismissed as a party from three of these suits, and motions to dismiss the Company from the remaining two suits are pending.) The Company has also received a demand letter threatening the filing of a sixth action. These cases each cite the PBM matter as support for allegations that certain false and misleading advertising of Enfamil LIPIL infant formula has resulted in financial injury to consumers. The Company denies all allegations and will vigorously defend these cases.

16. RELATED-PARTY TRANSACTIONS

The Company is engaged in transactions with its former parent, BMS. These transactions primarily consist of sales to BMS, as it serves as the primary distributor in the European region and will do so through the first half of 2011, and fees for services under a Transitional Services Agreement (TSA). The Company had related-party transactions with BMS from the time of the IPO in February 2009 through the split-off from BMS on December 23, 2009. As of the split-off, BMS is no longer a related party. Activities while BMS was a related party are detailed below.

MJN entered into transactions with BMS for the sale of inventory and services provided to and received from BMS pharmaceutical divisions in various markets worldwide, as well as corporate services provided by BMS for the financial statement periods presented. For the three months ended September 30, 2009, MJN had related party sales to BMS of $22.0 million. For the period subsequent to the IPO through September 30, 2009, MJN had related-party sales to BMS of $67.3 million. Purchases of goods from BMS were $0.2 million and $2.4 million for the three and nine months ended September 30, 2009, respectively.

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

Executive Summary

Sales growth for the nine months ended September 30, 2010, was 11%, including a favorable foreign exchange impact of 2%. We delivered growth of 18% in Asia/Latin America, and 1% in North America/Europe. We expect full year sales to reflect a similar growth trend. Gross margin declined compared to a year ago due to increased manufacturing and commodity costs and we expect the remainder of the year to be negatively affected by a further increase in commodity costs, particularly dairy prices.

Earnings grew by 5% driven by higher sales and gross profit. The benefit of lower interest expense and taxes was offset by higher demand generation investments and infrastructure spending to support our stand-alone business.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
				% of Net Sales
(Dollars and shares in millions, except per share data)	2010	2009	% Change	2010	2009
Net Sales	$810.2	$699.8	16%
Earnings before Interest and Income Taxes (EBIT)	165.5	159.7	4%	20%	23%
Interest Expense—net	12.0	23.0	(48%)	1%	3%
Earnings before Income Taxes	153.5	136.7	12%	19%	20%
Provision for Income Taxes	46.1	37.9	22%	6%	5%
Effective Tax Rate (ETR)	30.0%	27.7%
Net Earnings	107.4	98.8	9%	13%	14%
Less: Net Earnings attributable to noncontrolling interests	1.3	1.2	nm *	0%	0%
Net Earnings Attributable to Shareholders	106.1	97.6	9%	13%	14%
Weighted Average Shares—Diluted	204.9	204.6
Earnings per Share—Diluted	$0.52	$0.48

*	not meaningful

The results for the three months ended September 30, 2010 and 2009 included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Three Months Ended September 30,
(In millions)	2010	2009
IT and other separation costs	$14.0	$5.1
Severance and related costs	4.3	3.4
Legal, settlements and related costs	1.0	5.3
IPO-related costs	—	2.1

Specified Items before income taxes	$19.3	$15.9
Income tax impact on items above	(7.3)	(5.8)
Write-off of deferred tax asset related to BMS stock options	(0.3)	—

Specified Items after taxes	$11.7	$10.1

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended September 30,			% Change Due to
(Dollars in millions)	2010	2009	% Change	Volume	Price	Foreign Exchange
Asia/Latin America	$489.7	$413.8	18%	11%	5%	2%
North America/Europe	320.5	286.0	12%	13%	0%	(1%)

Net Sales	$810.2	$699.8	16%	12%	3%	1%

Our Asia/Latin America segment, which represents 60% of our sales, continues to have significant sales growth. Our success in Asia/Latin America comes from market growth and share gains driven by our investments in sales force, advertising and promotion, and product innovation. Our strongest performance continues to be in China, primarily reflecting increased volume due to market growth, share gains and our geographic expansion. Double-digit sales growth was achieved in most of our largest markets in the segment, including China, Hong Kong and Mexico. In addition, volume in the segment grew due to the transfer of our Brazilian operations from BMS late in the third quarter of 2009 and the strong underlying growth in the business driven by our recent investments in the country.

Sales in the North America/Europe segment increased 12% compared with the year-ago period primarily due to a favorable comparison in the United States. The third quarter of 2009 was affected by the timing of the Enfamil Premium product launch in the United States in the second quarter of 2009 resulting in a temporary retail inventory increase and subsequent lower sales in the third quarter of 2009. Sales benefited marginally from increased demand when a competitor commenced a recall of certain infant formula products in the United States in the last days of the quarter. U.S. sales continued to be adversely affected by a market contraction primarily due to a lower birth rate offset by lower Women, Infants and Children (WIC) program rebates and market share gains.

Our net sales by product category are shown in the table below:

	Three Months Ended September 30,		% Change
(Dollars in millions)	2010	2009
Infant Formula	$505.4	$445.1	14%
Children’s Nutrition	284.0	233.5	22%
Other	20.8	21.2	(2%)

Net Sales	$810.2	$699.8	16%

Infant formula increased 14% with no foreign exchange impact, reflecting increases in the North America/Europe segment, which are predominantly infant formula markets, and growth in the Asia/Latin America segment. Children’s nutrition increased 22%, including a favorable foreign exchange impact of 4%, reflecting the strength of the business in the Asia/Latin America segment where over 90% of our children nutrition sales are generated.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales follows:

	Three Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2010	2009	2010	2009
Gross Sales	$1,070.6	$964.3	100%	100%
Less: Gross-to-Net Sales Adjustments
WIC Rebates	173.5	187.3	16%	19%
Sales Discounts	32.8	26.8	3%	3%
Returns	21.4	17.4	2%	2%
Cash Discounts	11.4	11.2	1%	1%
Prime Vendor Charge-Backs	8.6	9.3	1%	1%
Coupons and Other Adjustments	12.7	12.5	1%	1%

Total Gross-to-Net Sales Adjustments	260.4	264.5	24%	27%

Total Net Sales	$810.2	$699.8	76%	73%

Gross-to-net sales adjustments declined as a percentage of gross sales primarily due to a decline in WIC rebates. The decline in WIC rebates was due to a reduction in the amount of infant formula provided under the program and a reduction in WIC participants due to lower birth rates.

Gross Profit

	Three Months Ended September 30,		% Change
(Dollars in millions)	2010	2009
Net Sales	$810.2	$699.8	16%
Cost of Products Sold	296.3	244.6	21%

Gross Profit	$513.9	$455.2	13%
Gross Margin	63.4%	65.0%

Gross margin declined compared to a year ago due to increased commodity and manufacturing costs, partially offset by higher product pricing.

Expenses

	Three Months Ended September 30,		% Change	% of Net Sales
(Dollars in millions)	2010	2009		2010	2009
Expenses:
Selling, General and Administrative	$190.2	$164.0	16%	23%	23%
Advertising and Product Promotion	112.4	105.2	7%	14%	15%
Research and Development	18.5	17.6	5%	2%	3%
Other Expenses/(Income)—net	27.3	8.7	nm	3%	1%

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A expenses primarily reflected higher sales force costs to support our strategic growth initiatives, predominantly in China and Brazil. In addition, the increase reflected the temporary duplication of costs as we transition to a new shared service provider for IT, accounting and procurement (Shared Service Overlap), an increase in stand-alone corporate costs and higher Specified Item costs, including IT separation costs.

Advertising and Product Promotion Expenses

The increase in advertising and product promotion expenses reflected continued investment in demand generation activities in support of our strategic growth initiatives.

Research and Development Expenses

The increase in research and development expenses reflected our continued investment in our innovation capability and product pipeline.

Other Expenses/(Income)—net (OIE)

OIE primarily reflected $9.1 million in pension settlement costs for a defined benefit plan in 2010 and an increase in foreign currency losses on assets held in non-functional currencies for the three months ended September 30, 2010 compared with the three months ended September 30, 2009.

Earnings before Interest and Income Taxes

Our EBIT is from our two reportable segments, Asia/Latin America and North America/Europe, reduced by Corporate and Other expenses. Corporate and Other consists of unallocated general and administrative expenses and global business support activities, including research and development, marketing and supply chain costs.

	Three Months Ended September 30,		% Change
(Dollars in millions)	2010	2009
Asia/Latin America	$168.0	$143.7	17%
North America/Europe	97.4	90.3	8%
Corporate and Other	(99.9)	(74.3)	34%

Total Earnings before Interest and Income Taxes	$165.5	$159.7	4%

The increase in EBIT for Asia/Latin America was primarily related to sales growth partially offset by increased expenses, primarily sales force and advertising and promotion.

The increase in EBIT for North America/Europe was primarily due to increased sales partially offset by higher commodity costs, primarily dairy, and manufacturing costs.

Corporate and Other expenses increased due to pension settlement costs, Shared Service Overlap, an increase in foreign exchange losses and growth in stand-alone corporate costs.

Interest Expense—net

Interest expense for the three months ended September 30, 2010, primarily represented interest incurred on $1.5 billion of notes. Interest expense has been reduced significantly due to lower interest rates on our refinanced debt combined with the benefit from fixed-to-floating interest rate swaps on a portion of that debt, and a reduction in debt. For the three months ended September 30, 2009, interest expense primarily represented interest incurred on $1.7 billion of notes. The average interest rate on our long-term debt, including the impact of the swaps, was 3.6% and 5.4% for the three months ended September 30, 2010 and 2009, respectively.

Income Taxes

The effective tax rate (ETR) for the three months ended September 30, 2010 and 2009, was 30.0% and 27.7%, respectively. The difference in the rates is attributable primarily to unfavorable return-to-provision adjustments on 2009 earnings recognized in the third quarter of 2010, offset by the benefits of a tax ruling under which certain profits in the Netherlands are exempt from taxation, management’s assertion that certain foreign earnings and profits are permanently invested abroad, and a favorable change in our geographic earnings mix.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consisted of an 11% interest in our China legal entity and a 10% interest in our Indonesia legal entity held by third parties.

Net Earnings Attributable to Shareholders

For the foregoing reasons, net earnings attributable to shareholders for the three months ended September 30, 2010 increased 9% to $106.1 million compared to the three months ended September 30, 2009.

Nine Months Results of Operations

Below is a summary of comparative results of operations for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
				% of Net Sales
(Dollars and shares in millions, except per share data)	2010	2009	% Change	2010	2009
Net Sales	$2,337.9	$2,112.1	11%
Earnings before Interest and Income Taxes (EBIT)	536.3	566.6	(5%)	23%	27%
Interest Expense—net	35.7	75.3	(53%)	2%	4%
Earnings before Income Taxes	500.6	491.3	2%	21%	23%
Provision for Income Taxes	143.2	147.9	(3%)	6%	7%
Effective Tax Rate (ETR)	28.6%	30.1%
Net Earnings	357.4	343.4	4%	15%	16%
Less: Net Earnings attributable to noncontrolling interests	4.3	7.8	nm	0%	0%
Net Earnings Attributable to Shareholders	353.1	335.6	5%	15%	16%
Weighted Average Shares—Diluted	204.9	199.3
Earnings per Share—Diluted	$1.72	$1.68

The results for the nine months ended September 30, 2010 and 2009 included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Nine Months Ended September 30,
(In millions)	2010	2009
IT and other separation costs	$33.9	$9.4
Severance and related costs	4.8	12.2
Legal, settlements and related costs	4.6	(4.7)
IPO-related costs	—	21.9
Gain on asset sale	—	(11.9)

Specified Items before income taxes	$43.3	$26.9
Income tax impact on items above	(15.6)	(5.6)
Write-off of deferred tax asset related to BMS stock options	0.9	—

Specified Items after taxes	$28.6	$21.3

Net Sales

Our net sales by reportable segments are shown in the table below:

	Nine Months Ended September 30,		% Change	% Change Due to
(Dollars in millions)	2010	2009		Volume	Price	Foreign Exchange
Asia/Latin America	$1,417.4	$1,200.1	18%	9%	6%	3%
North America/Europe	920.5	912.0	1%	(1%)	1%	1%

Net Sales	$2,337.9	$2,112.1	11%	5%	4%	2%

Our Asia/Latin America segment continues to have significant sales growth and represented 61% of sales for the nine months ended September 30, 2010, compared with 57% for the nine months ended September 30, 2009. Our success in Asia/Latin America comes from market growth and share gains driven by our investments in advertising and promotion, sales force, and product innovation. Double-digit sales growth was achieved in most of our markets in the segment, including China, Hong Kong and Mexico. In addition, volume in the segment grew due to the transfer of our growing Brazilian operations from BMS late in the third quarter of 2009. Our strongest performance continues to be in China, primarily reflecting increased volume due to market growth, share gains and our geographic expansion. The segment was adversely affected by sales declines in the Philippines due to market contraction and the expiration of a 2009 marketing services agreement under which we sold pharmaceutical products on behalf of BMS.

For the nine months ended September 30, 2010, sales in the North America/Europe segment have grown 1% compared with the prior year. Sales in the United States, however, were slightly down due to market contraction, primarily due to a lower birth rate, partially offset by lower WIC rebates.

Our net sales by product category are shown in the table below:

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2010	2009
Infant Formula	$1,453.4	$1,376.3	6%
Children’s Nutrition	825.6	667.5	24%
Other	58.9	68.3	(14%)

Net Sales	$2,337.9	$2,112.1	11%

Infant formula increased 6%, including a favorable foreign exchange impact of 1%, reflecting results in the North America/Europe segment, which are predominantly infant formula markets, and growth in the Asia/Latin America segment. Children’s nutrition increased 24%, including a favorable foreign exchange impact of 5%, reflecting the strength of the Asia/Latin America segment where over 90% of our children nutrition sales are generated. The decline in other products is primarily driven by the expiration of a 2009 marketing services agreement under which we sold pharmaceutical products in two Asia markets on behalf of BMS.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales was as follows:

	Nine Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2010	2009	2010	2009
Gross Sales	$3,082.8	$2,905.2	100%	100%
Less: Gross-to-Net Sales Adjustments
WIC Rebates	505.5	569.0	16%	20%
Sales Discounts	86.8	76.0	3%	2%
Returns	60.4	54.2	2%	2%
Cash Discounts	32.3	33.4	1%	1%
Prime Vendor Charge-Backs	26.0	29.3	1%	1%
Coupons and Other Adjustments	33.9	31.2	1%	1%

Total Gross-to-Net Sales Adjustments	744.9	793.1	24%	27%

Total Net Sales	$2,337.9	$2,112.1	76%	73%

Gross-to-net sales adjustments declined as a percentage of gross sales primarily due to a decline in WIC rebates. The decline in WIC rebates was due to a reduction in the amount of infant formula provided under the program and a reduction in WIC participants due to lower birth rates.

Gross Profit

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2010	2009
Net Sales	$2,337.9	$2,112.1	11%
Cost of Products Sold	846.8	728.3	16%

Gross Profit	$1,491.1	$1,383.8	8%
Gross Margin	63.8%	65.5%

Gross margin declined compared to a year ago due to increased manufacturing and commodity costs, partially offset by higher product pricing. We expect the remainder of the year to be negatively affected by a further increase in commodity costs, particularly dairy prices.

Expenses

	Nine Months Ended September 30,		% Change	% of Net Sales
(Dollars in millions)	2010	2009		2010	2009
Expenses:
Selling, General and Administrative	$544.2	$482.2	13%	23%	23%
Advertising and Product Promotion	326.7	282.7	16%	14%	13%
Research and Development	58.3	51.3	14%	2%	2%
Other Expenses/(Income)—net	25.6	1.0	nm	1%	0%

Selling, General and Administrative Expenses

The increase in SG&A expenses reflected increased sales force spending, primarily in China and Brazil, higher stand-alone corporate costs and Shared Service Overlap.

Advertising and Product Promotion Expenses

The increase in advertising and product promotion expenses reflected continued investment in demand generation activities in support of our strategic growth initiatives.

Research and Development Expenses

The increase in research and development expenses reflected our continued investment in our innovation capability and product pipeline.

Other Expenses/(Income)—net (OIE)

For the nine months ended September 30, 2010, OIE included $9.1 million in pension settlement costs for a defined benefit plan, an $8.5 million foreign currency loss from the initial balance sheet remeasurement of our Venezuelan subsidiary upon the devaluation of the bolivar and the application of highly inflationary accounting, and currency losses on assets held in non-functional currencies in our other markets. For the nine months ended September 30, 2009, OIE included a gain on sale of a non-strategic intangible asset and a favorable patent settlement, partially offset by severance costs and currency losses on assets held in non-functional currencies.

Earnings before Interest and Income Taxes

Our EBIT is from our two reportable segments, Asia/Latin America and North America/Europe, reduced by Corporate and Other expenses. Corporate and Other consists of unallocated general and administrative expenses and global business support activities, including research and development, marketing and supply chain costs.

	Nine Months Ended September 30,
(Dollars in millions)	2010	2009	% Change
Asia/Latin America	$492.0	$438.5	12%
North America/Europe	272.7	310.5	(12%)
Corporate and Other	(228.4)	(182.4)	25%

Total Earnings before Interest and Income Taxes	$536.3	$566.6	(5%)

The increase in EBIT for Asia/Latin America was due to sales growth partially offset by increased expenses, including increased advertising and promotion spending and higher sales force expenses.

The decrease in EBIT for North America/Europe was primarily due to higher commodity and manufacturing costs and increased advertising and promotion spending.

Corporate and Other expenses increased due to higher Specified Item costs, higher stand-alone corporate costs, pension settlement costs and Shared Service Overlap.

Interest Expense—net

Interest expense for the nine months ended September 30, 2010, primarily represented interest incurred on $1.5 billion of notes. Interest expense declined by $39.6 million due to lower interest rates on our refinanced debt, combined with the benefit from fixed-to-floating interest rate swaps on a portion of that debt, and a reduction in debt. For the nine months ended September 30, 2009, interest expense primarily represented interest incurred on $1.7 billion of notes. The average interest rate on our long-term debt, including the impact of the swaps, was 3.6% and 5.6% for the nine months ended September 30, 2010 and 2009, respectively.

Income Taxes

The ETR for the nine months ended September 30, 2010 and 2009, was 28.6% and 30.1%, respectively. The difference in the rates is attributable primarily to the benefits of a tax ruling under which certain profits in the Netherlands are exempt from taxation, management’s assertion that certain foreign earnings and profits are permanently invested abroad, and a favorable change in our geographic earnings mix, offset by unfavorable return-to-provision adjustments on 2009 earnings.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consisted of an 11% interest in our China legal entity and a 10% interest in our Indonesia legal entity held by third parties.

Net Earnings Attributable to Shareholders

For the foregoing reasons, net earnings attributable to shareholders for the nine months ended September 30, 2010 increased 5% to $353.1 million compared to the nine months ended September 30, 2009.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings under our $410.0 million Credit Facility. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment, buildings and computer software. Cash flows used in financing activities primarily represent proceeds and repayments of short-term borrowings and dividend payments. On March 16, 2010, our board of directors authorized the repurchase of up to $300 million of the Company’s stock. The repurchase program is primarily intended to offset the dilutive effect on earnings from stock-based compensation over the next three to five years. During the nine months ended September 30, 2010, the number of shares purchased under this program was not significant.

Cash Flows

We believe that cash on hand, cash from operations and availability under our Credit Facility will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Nine Months Ended September 30,
(In millions)	2010	2009
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$357.4	$343.4
Depreciation and Amortization	47.4	43.9
Changes in Assets and Liabilities	(43.8)	47.2
Pension and Other Post Retirement Benefits Contributions	(35.0)	(26.3)
Other	22.9	8.5

Total Operating Activities	348.9	416.7
Investing Activities	(145.6)	(45.8)
Financing Activities	(265.8)	214.3
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	3.3	12.2

Net increase (decrease) in Cash and Cash Equivalents	$(59.2)	$597.4

The decline in the nine month operating cash flows between 2010 and 2009 was primarily driven by working capital and income taxes payable movements. In 2010, net working capital grew consistent with sales and income taxes payable declined due to cash payments made. In 2009, net working capital improvements were driven by inventory reductions, primarily from lower dairy prices and accounts payable increases from extended terms, and income taxes payable increased partly due to transactions related to the separation from BMS.

Cash flow used in investing activities increased $99.8 million due to higher capital expenditures as noted below. Cash flows used in investing activities in 2010 included a $5.5 million investment in International Pediatric Nutrition Company, our joint venture with Almarai Company in Saudi Arabia serving countries in the Gulf Cooperation Council.

Cash flow used in financing activities was $265.8 million for the nine months ended September 30, 2010, reflecting the repayment of $120.0 million of our short-term Credit Facility borrowing, $133.4 million of dividend payments, and a $47.0 million payment to BMS for our Mexico capital lease termination. These uses were partially offset by the collection of a $30.0 million promissory note from BMS. Cash flow provided by financing activities was $214.3 million for the nine months ended September 30, 2009, reflecting $782.3 million net cash proceeds from the IPO and a $97.7 million net transfer from BMS offset by a $602.8 million repayment of related party debt and dividend payments of $61.4 million.

Capital Expenditures

Our capital expenditures were $115.7 million and the cash outflow for capital expenditures was $142.3 million for the nine months ended September 30, 2010. Our capital expenditures were $64.4 million and the cash outflow for capital expenditures was $59.3 million for the nine months ended September 30, 2009. The increase in capital expenditures is due to capitalized IT separation costs, investment in growth and innovation, including new packaging facilities, and the expansion of our research and development facilities in Evansville, Indiana. We expect capital expenditures to be approximately $150 million in 2010 while cash outflow for capital expenditures for the full year will likely exceed $150 million due to high carryover from the fourth quarter of 2009.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings were $120.0 million as of December 31, 2009, and consisted of borrowings under our Credit Facility. We have been in compliance with all covenants of our Credit Facility since its inception. As of September 30, 2010, we have $410.0 million available to us under our Credit Facility. There were no short-term borrowings under the Credit Facility as of September 30, 2010. Other short-term borrowings were $3.2 million as of September 30, 2010 and consisted of short-term loans. For information on our short-term borrowings, long-term debt and interest rate swaps, see “Item 1. Financial Statements—Note 12.”

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

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of September 30, 2010. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending September 30, 2010:

(Dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1, 2010 through July 31, 2010	—	$—	—	$—
August 1, 2010 through August 31, 2010	2,500	50.728	2,500	299.9
September 1, 2010 through September 30, 2010	—	—	—	—

Total	2,500	$50.728	2,500	$299.9

(1)	The total number of shares purchased does not include shares surrendered to the Company to pay the exercise price in connection with the exercise of employee stock options or shares surrendered to the Company to satisfy tax withholding obligations in connection with the exercise of employee stock options or the vesting of restricted stock units.
(2)	In March 2010, the Company announced that its board of directors authorized the Company to repurchase up to $300 million of its common stock, from time to time, on the open market. During the third quarter of 2010, the Company repurchased 2,500 shares for approximately $0.1 million under this program, and the remaining authorization totaled approximately $299.9 million at September 30, 2010. This program does not have an expiration date.

ITEM 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the President and Chief Executive Officer.

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the President and Chief Financial Officer.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit are omitted and have been filed separately with the Securities and Exchange Commission in connection with a pending request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mead Johnson Nutrition Company

Date: October 28, 2010	By: /s/ STANLEY D. BURHANS
Stanley D. Burhans Vice President and Controller (Authorized Officer and Chief Accounting Officer)