Form 10-Q
period 2011-03-31
Mead Johnson Nutrition Co
filed 2011-04-28
CIK 1452575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 22, 2011, there were 204,342,502 shares of Common Stock outstanding.

MEAD JOHNSON NUTRITION COMPANY

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF MEAD JOHNSON NUTRITION COMPANY

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
NET SALES	$899.8	$763.5
COST OF PRODUCTS SOLD	320.0	271.8

GROSS PROFIT	579.8	491.7

EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE	213.4	171.4
ADVERTISING AND PROMOTION	111.3	98.4
RESEARCH AND DEVELOPMENT	19.3	20.1
OTHER EXPENSES/(INCOME)—NET	13.2	3.9

EARNINGS BEFORE INTEREST AND INCOME TAXES	222.6	197.9

INTEREST EXPENSE—NET	13.1	12.1

EARNINGS BEFORE INCOME TAXES	209.5	185.8

PROVISION FOR INCOME TAXES	60.6	58.3

NET EARNINGS	148.9	127.5
Less: Net Earnings attributable to noncontrolling interests	2.8	1.9

NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$146.1	$125.6

Earnings per share – basic
Net Earnings attributable to shareholders	$0.71	$0.61

Earnings per share – diluted
Net Earnings attributable to shareholders	$0.71	$0.61

Dividends declared per share	$0.26	$0.225

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$708.6	$595.6
Receivables—net of allowances of $6.4 and $8.3, respectively	370.7	352.0
Inventories	369.5	356.7
Deferred Income Taxes—net of valuation allowance	99.4	97.9
Income Taxes Receivable	1.8	15.6
Prepaid Expenses and Other Assets	50.5	31.2

Total Current Assets	1,600.5	1,449.0
Property, Plant, and Equipment—net	558.8	550.5
Goodwill	117.5	117.5
Other Intangible Assets—net	86.6	80.3
Deferred Income Taxes—net of valuation allowance	17.7	13.4
Other Assets	84.3	82.4

TOTAL	$2,465.4	$2,293.1

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-Term Borrowings	$—	$1.2
Accounts Payable	412.4	365.8
Dividends Payable	53.5	46.3
Accrued Expenses	204.2	208.7
Accrued Rebates and Returns	267.4	278.9
Deferred Income—current	26.4	37.0
Income Taxes—payable and deferred	64.3	38.2

Total Current Liabilities	1,028.2	976.1
Long-Term Debt	1,531.1	1,532.5
Deferred Income—noncurrent	2.2	2.1
Deferred Income Taxes—noncurrent	50.5	42.6
Pension, Post Retirement and Post Employment Liabilities	72.7	71.7
Other Liabilities	31.1	26.4

Total Liabilities	2,715.8	2,651.4
COMMITMENTS AND CONTINGENCIES
EQUITY (DEFICIT)
Shareholders’ Equity
Common Stock, $0.01 par value: 4,200 authorized, 204.8 issued	2.0	2.0
Additional Paid-in (Distributed) Capital	(765.6)	(775.6)
Retained Earnings	566.9	474.0
Treasury Stock—at cost	(26.9)	(3.2)
Accumulated Other Comprehensive Income (Loss)	(38.9)	(64.6)

Total Shareholders’ Equity (Deficit)	(262.5)	(367.4)
Noncontrolling Interests	12.1	9.1

Total Equity (Deficit)	(250.4)	(358.3)

TOTAL	$2,465.4	$2,293.1

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$148.9	$127.5
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	17.7	15.6
Other	9.3	24.3
Changes in Assets and Liabilities	25.1	(20.0)
Pension and Other Post Retirement Benefits Contributions	(1.9)	(3.1)

Net Cash Provided by Operating Activities	199.1	144.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(32.6)	(57.4)
Proceeds from Sale of Property, Plant and Equipment	0.1	0.5

Net Cash Used in Investing Activities	(32.5)	(56.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	0.6	—
Repayments of Short-term Borrowings	(1.8)	(120.0)
Payment for Capital Lease Termination	—	(47.0)
Payments of Dividends	(46.1)	(41.0)
Proceeds from Stock Option Exercises	0.7	—
Purchases of Treasury Stock	(24.5)	—
Proceeds from Promissory Note from BMS	—	30.0

Net Cash Used in Financing Activities	(71.1)	(178.0)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	17.5	(8.4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	113.0	(99.0)

CASH AND CASH EQUIVALENTS:
Beginning of Period	595.6	561.1

End of Period	$708.6	$462.1

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

2. ACCOUNTING POLICIES

Basis of Presentation—The Company prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (SEC). Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements have been condensed or omitted. The Company is responsible for the financial statements included in Form 10-Q.

The consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2011, and December 31, 2010, the results of operations for the three months ended March 31, 2011 and 2010, and its cash flows for the three months ended March 31, 2011 and 2010. Material subsequent events are evaluated for disclosure up to the time of issuance of the financial statements. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results or future performance.

The accounting policies used in preparing these consolidated financial statements are the same as those used to prepare the Company’s annual report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited year end financial statements and accompanying notes included in the Company’s 2010 Form 10-K.

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

3. EARNINGS PER SHARE

The numerator for basic and diluted earnings per share is net earnings attributable to shareholders reduced by dividends and undistributed earnings attributable to unvested shares. The denominator for basic earnings per share is the weighted-average number of shares outstanding during the period. The denominator for diluted earnings per share is the weighted-average shares outstanding adjusted for the effect of dilutive stock options, restricted stock units and performance share awards.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share data)	2011	2010
Basic earnings per share:
Weighted-average shares outstanding	204.7	204.5
Net earnings attributable to shareholders	$146.1	$125.6
Dividends and undistributed earnings attributable to unvested shares	(0.5)	(0.4)

Net earnings attributable to shareholders used for basic earnings per share calculation	$145.6	$125.2
Net earnings attributable to shareholders per share	$0.71	$0.61
Diluted earnings per share:
Weighted-average shares outstanding	204.7	204.5
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.6	0.3

Weighted-average shares – diluted	205.3	204.8
Net earnings attributable to shareholders	$146.1	$125.6
Dividends and undistributed earnings attributable to unvested shares	(0.5)	(0.4)

Net earnings attributable to shareholders used for diluted earnings per share calculation	$145.6	$125.2
Net earnings attributable to shareholders per share	$0.71	$0.61

Potential shares outstanding were 3.2 million and 2.4 million as of March 31, 2011 and 2010, respectively, of which 2.6 million and 2.1 million were not included in the diluted earnings per share calculation for the three months ended March 31, 2011 and 2010, respectively.

4. INCOME TAXES

The effective tax rate for the three months ended March 31, 2011, decreased to 28.9% from 31.4% compared with the same period in 2010. The difference in the effective tax rate was primarily attributable to a change in the geographic earnings mix and management’s assertion that certain foreign earnings and profits are permanently invested abroad.

The Company’s gross reserve for uncertain tax positions, including penalties and interest, as of March 31, 2011 and December 31, 2010, was $20.5 million and $17.1 million, respectively, related to foreign and domestic matters that are not expected to reverse in the next 12 months. Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (BMS) maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has recorded a receivable from BMS for uncertain tax positions, including penalties and interest, of $14.2 million as of March 31, 2011. MJN anticipates that it is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of unrecognized tax benefits. The Company believes that it has adequately provided for all uncertain tax positions that are not otherwise indemnified by BMS.

5. SEGMENT INFORMATION

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

Corporate and Other consists of unallocated general and administrative expenses; global business support activities, including research and development, marketing and supply chain costs; and income or expenses incurred within the operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

The following table is for the three months ended March 31:

	Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2011	2010	2011	2010
Asia/Latin America	$576.9	$456.0	$216.8	$166.3
North America/Europe	322.9	307.5	92.9	97.1

Total operating segments	899.8	763.5	309.7	263.4
Corporate and Other	—	—	(87.1)	(65.5)

Total	$899.8	$763.5	$222.6	$197.9

6. EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended March 31,
(In millions)	2011	2010
Stock options	$1.4	$1.2
Performance share awards	5.1	1.3
Restricted stock units	2.5	2.6

Total stock-based compensation expense	$9.0	$5.1

Net tax benefit related to stock-based compensation expense	$(3.1)	$(0.4)

During the three months ended March 31, 2011, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.5	$14.67
Performance share awards	0.3	$56.03
Restricted stock units	0.1	$58.86

As of March 31, 2011, the Company had the following share awards and related costs yet to be recognized:

(Dollars and shares in millions)	Outstanding	Unrecognized Compensation Cost	Expected Weighted-Average Period to be Recognized (years)
Stock options	1.9	$11.3	2.2
Performance share awards	0.6	$23.5	1.6
Restricted stock units	0.7	$21.1	2.6

7. PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post retirement benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Service cost – benefits earned during the period	$0.6	$0.5	$0.2	$0.2
Interest cost on projected benefit obligations	4.1	4.3	0.3	0.2
Expected return on plan assets	(4.3)	(3.8)	—	—
Amortization of net actuarial loss	0.8	0.7	0.4	0.2

Net periodic benefit cost	$1.2	$1.7	$0.9	$0.6

8. NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of an 11% and 10% interest held by third parties in the Company’s operating entities in China and Indonesia, respectively.

9. INVENTORIES

The major categories of inventories were as follows:

(In millions)	March 31, 2011	December 31, 2010
Finished goods	$209.3	$201.5
Work in process	69.9	73.1
Raw and packaging materials	90.3	82.1

Inventories	$369.5	$356.7

10. PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

(In millions)	March 31, 2011	December 31, 2010
Land	$4.5	$4.2
Buildings	480.0	469.3
Machinery, equipment, and fixtures	571.8	558.8
Construction in progress	43.7	44.5
Accumulated depreciation	(541.2)	(526.3)

Property, plant, and equipment—net	$558.8	$550.5

11. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

There were no short-term borrowings as of March 31, 2011. Short-term borrowings were $1.2 million as of December 31, 2010, and consisted of short-term loans. The Company’s revolving credit facility agreement (Credit Facility) is unsecured and repayable on maturity in February 2012, subject to annual extensions if a sufficient number of lenders agree. There were no borrowings under the Credit Facility as of March 31, 2011 and December 31, 2010. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $410.0 million, which amount may be increased from time to time up to $500.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The Credit Facility contains customary covenants whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company has been in compliance with these covenants since the inception of the Credit Facility. The borrowings from the Credit Facility during the three months ended March 31, 2010 had a weighted-average interest rate of 2.64%. There were no borrowings under the Credit Facility during the three months ended March 31, 2011.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	March 31, 2011	December 31, 2010
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0

Subtotal	1,500.0	1,500.0
Adjustments to Principal Value:
Basis adjustment for fair value of outstanding interest rate swaps	19.0	20.1
Unamortized basis adjustment for terminated interest rate swaps	16.0	16.5
Unamortized bond discount	(3.9)	(4.1)

Long-term debt	$1,531.1	$1,532.5

Based on the Company’s assessment of current market conditions for debt of similar maturity, structure and risk, the estimated fair value of the Company’s debt was $1,551.8 million as of March 31, 2011.

Interest expense and interest income for the three months ended March 31, 2011, was $14.4 million and $1.3 million, respectively, compared with $12.9 million and $0.8 million, respectively, for the same period in 2010.

12. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Derivatives

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These financial instruments are measured using inputs based on quoted market prices for similar assets and liabilities in active markets, i.e. level two of the fair value hierarchy for both periods presented. For the three months ended March 31, 2011 and 2010, there were no transfers between levels in the fair value hierarchy. Derivative financial instruments are not used for speculative purposes.

The following table summarizes the Company’s fair value of outstanding derivatives designated as hedging instruments:

(In millions)	Balance Sheet Location	March 31, 2011	December 31, 2010
Cash flow hedges:
Foreign exchange contracts	Accrued expenses	$(4.7)	$(2.3)
Fair value hedges:
Interest rate swaps	Other assets	19.0	20.1

Net asset of derivatives designated as hedging instruments		$14.3	$17.8

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A or higher by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at March 31, 2011 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges

The Company uses foreign exchange contracts to hedge forecasted transactions, primarily intercompany purchases for up to 18 months, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. For the contracts that qualify as hedges of probable forecasted transactions, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive income (loss) and recognized in earnings when the hedged item affects earnings.

The Company assesses hedge effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. For the three months ended March 31, 2011 and 2010, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three months ended March 31, 2011 and 2010, the Company did not discontinue any cash flow hedges of this nature.

Foreign Exchange Contracts—The effective portion of changes in the fair value of foreign exchange contracts is recognized in earnings when the hedged item affects earnings, in cost of products sold, or deemed ineffective, in other expenses/(income)—net. The majority of the Company’s foreign exchange contracts qualify as hedges of probable forecasted cash flows.

As of March 31, 2011, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $137.4 million, with a fair value of $4.7 million in net liabilities. As of December 31, 2010, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $142.0 million, with a fair value of $2.3 million in net liabilities. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2011	2010
Balance—January 1:	$(1.8)	$(2.9)
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(3.7)	(4.1)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	1.4	2.2
Change in deferred taxes	0.7	0.7

Balance—March 31:	$(3.4)	$(4.1)

At March 31, 2011, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) was $(3.4) million, $(3.3) million of which is expected to be reclassified into earnings within the next 12 months.

Fair Value Hedges

The Company uses fixed-to-floating interest rate swaps, all of which are designated and qualify as fair value hedges, as part of an interest rate management strategy. The gain or loss on the swap is recognized in current earnings and is offset by the loss or gain on the hedged item attributable to the hedged risk. The swaps are recorded at fair value. The fair value of the interest rate swaps is the present value of the future cash flows calculated based on forecasted LIBOR rates from a third party bank including credit value adjustments. Interest rate swaps are intended to create a targeted balance of fixed- and floating-rate debt for the Company. There were no ineffective fair value hedges for the three months ended March 31, 2011 and 2010.

The following table summarizes the fair value hedges outstanding at March 31, 2011:

(Dollars in millions)	Notional Amount of Underlying Debt	Variable Rate Paid	Year of Transaction	Maturity	Fair Value
Interest rate swaps associated with:
3.50% Notes due 2014	$500.0	1 month U.S. $ LIBOR + 0.890%	2009	2014	$19.0

(Gain) loss on marked to market of fair value hedges during the three months ended March 31, 2011 was as follows:

(In millions)	Interest Expense—net
(Gain) loss on marked to market of swaps	$1.1
(Gain) loss on marked to market of hedged items	$(1.1)

The earnings impact from interest rate swaps during the three months ended March 31, 2011 and 2010 was as follows:

(In millions)	2011	2010
Recognized in interest expense	$(3.0)	$(4.7)
Amortization of basis adjustment for terminated interest rate swaps recognized in interest expense	(0.5)	—

Total increase (decrease) in interest expense	$(3.5)	$(4.7)

See Note 11 for discussion on the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds, which totaled $287.8 million and $246.8 million as of March 31, 2011 and December 31, 2010, respectively. Money market funds are classified as level two in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet.

13. EQUITY

The following table summarizes the Company’s equity and comprehensive income activity:

(In millions)	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2011	$(358.3)	$(367.4)	$9.1
Comprehensive income:
Net earnings	148.9	146.1	2.8
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $(4.1)	28.8	28.6	0.2
Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $0.7	(1.6)	(1.6)	—
Amortization of deferred losses on pension and other post retirement benefits, net of tax of $(2.3)	(1.3)	(1.3)	—

Total comprehensive income	174.8	171.8	3.0

Stock-based compensation	10.0	10.0	—
Treasury stock acquired	(23.7)	(23.7)	—
Cash dividends declared	(53.2)	(53.2)	—

Balance as of March 31, 2011	$(250.4)	$(262.5)	$12.1

Balance as of January 1, 2010	$(664.3)	$(674.9)	$10.6
Comprehensive income:
Net earnings	127.5	125.6	1.9
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $(2.3)	(5.6)	(5.8)	0.2
Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $0.7	(1.2)	(1.2)	—
Amortization of deferred losses on pension and other post retirement benefits, net of tax of $0.5	1.1	1.1	—

Total comprehensive income	121.8	119.7	2.1

Stock-based compensation	5.1	5.1	—
Cash dividends declared	(46.3)	(46.3)	—

Balance as of March 31, 2010	$(583.7)	$(596.4)	$12.7

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2011	204.8	(0.1)	$(3.2)
Stock-based compensation	—	—	—
Treasury stock purchases	—	(0.4)	(23.7)

Balance as of March 31, 2011	204.8	(0.5)	$(26.9)

Balance as of January 1, 2010	204.5	—	$—
Stock-based compensation	—	—	—
Treasury stock purchases	—	—	—

Balance as of March 31, 2010	204.5	—	$—

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance awards and restricted stock awards. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

14. CONTINGENCIES

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

As previously reported, PBM Products, LLC (PBM), a manufacturer and distributor of store brand infant formulas and nutritionals, obtained a judgment in the amount of $13.5 million in a suit against the Company’s subsidiary, Mead Johnson & Company, LLC (MJC), in the U.S. District Court (Eastern District of Virginia), alleging, among other things, false and misleading advertising with respect to certain Enfamil LIPIL infant formula advertising. After post-trial briefing, the court confirmed the award and also ordered limited injunctive relief. The Company had filed an appeal with the U.S. Court of Appeals for the Fourth Circuit with respect to various aspects of the district court proceedings, including both the jury award and injunction. On April 20, 2011, the U.S. Court of Appeals denied the Company’s appeal and affirmed the District Court’s decision in all respects. The Company had fully reserved against the judgment amount and has been in full compliance with the District Court’s injunction. Accordingly, the Company does not expect the appellate court’s decision to have a material adverse effect on the Company’s results of operations or financial condition.

In addition, eight putative consumer class action suits have been filed against MJC, two of which also name the Company as a defendant. (The Company either has sought or will seek to be dismissed from these two suits.) MJC successfully sought consolidation of all of these suits by the Joint Panel on Multidistrict Litigation, which transferred the cases to the U.S. District Court (Southern District of Florida). On March 18, 2011, that Court granted preliminary approval of a nationwide class settlement that will resolve all claims and all of the pending suits. The Court has scheduled its hearing to decide whether to grant final approval of the settlement for September 26, 2011. The settlement allows consumers who purchased Enfamil LIPIL infant formula between October 13, 2005, and March 31, 2010, to seek infant formula or cash. The amount each consumer can receive depends on how long the consumer purchased the formula; consumers who received their formula through the Women, Infants and Children (WIC) program are not eligible to participate. If the total amount claimed falls below $8.0 million (valuing the product at retail value), MJC will donate the difference in the form of product to appropriate charities. If the amount of claims otherwise would exceed $12.0 million, benefits will be prorated. MJC also has agreed not to oppose attorneys’ fees and expenses to plaintiffs’ counsel (not to exceed $3.6 million) and to pay costs of notice and settlement administration. The Company does not expect the settlement to have a material adverse effect on its results of operations or financial condition.

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although MJN cannot predict with certainty the ultimate resolution of these or other lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material adverse effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of March 31, 2011, with respect to one or more of these proceedings could have a material adverse effect on the Company’s results of operations or the periods in which a loss is recognized.

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

Executive Summary

We grew sales by 18% in the three months ended March 31, 2011, led by our Asia/Latin America segment which grew by 27% and now accounts for over 64% of sales. Both the Asia and Latin America regions grew in excess of 20%, driven by market growth, market share gains attributed to our investments in advertising and promotion, sales force and product innovation, as well as a weaker U.S. dollar. Sales grew 5% in our North America/Europe segment, driven by market share gains in the U.S. business from successful new product launches and from a competitor’s product recall late in 2010. During the quarter, we invested in demand-generation activities across all regions for sustainable growth and continued to incur costs to implement our stand-alone IT platform. Including these investments, we achieved net earnings growth of 16%, in line with our sales growth.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended March 31, 2011 and 2010:

				% of Net Sales
(In millions, except per share data)	2011	2010	% Change	2011	2010
Net Sales	$899.8	$763.5	18%	—	—
Earnings before Interest and Income Taxes (EBIT)	222.6	197.9	12%	25%	26%
Interest Expense—net	13. 1	12.1	8%	1%	2%
Earnings before Income Taxes	209.5	185.8	13%	23%	24%
Provision for Income Taxes	60.6	58.3	4%	7%	8%
Effective Tax Rate (ETR)	28.9%	31.4%
Net Earnings	148.9	127.5	17%	17%	17%
Less: Net Earnings attributable to noncontrolling interests	2.8	1.9	47%	0%	0%
Net Earnings Attributable to Shareholders	146.1	125.6	16%	16%	16%
Weighted-Average Common Shares—Diluted	205.3	204.8
Earnings per Common Share—Diluted	$0.71	$0.61	16%

The results for the three months ended March 31, 2011 and 2010 included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Three Months Ended March 31,
(In millions)	2011	2010
IT and other separation costs	$15.4	$9.9
Severance and other costs	0.2	0.5
Legal, settlements and related costs	0.9	0.5

Specified Items before income taxes	$16.5	$10.9
Income tax impact on items above	(5.8)	(2.7)

Specified Items after taxes	$10.7	$8.2

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended March 31,		% Change	% Change Due to
(Dollars in millions)	2011	2010		Volume	Price	Foreign Exchange
Asia/Latin America	$576.9	$456.0	27%	15%	7%	5%
North America/Europe	322.9	307.5	5%	5%	0%	0%

Net Sales	$899.8	$763.5	18%	11%	4%	3%

The increase in Asia/Latin America is attributable to both the Asia and Latin America regions, each growing in excess of 20%, driven by market growth, market share gains attributed to our investments in advertising and promotion, sales force, and product innovation, as well as a weaker U.S. dollar. The majority of markets in this segment saw strong double-digit growth. Our strongest performance continues to be in China and Hong Kong, primarily reflecting increased market share, market growth, and geographic expansion into additional cities. Latin America growth is underpinned by double-digit sales gains in Mexico and substantially higher rates of growth across the rest of the region. Asia/Latin America now accounts for over 64% of sales, up from 60% in the first quarter of 2010.

The increase in North America/Europe sales was due to strong performance in the United States. The U.S. business grew due to market share gains from successful new product launches in the prior year and from a competitor’s product recall late in 2010, partially offset by the contraction in the U.S. market from lower births.

Our net sales by product category are shown in the table below:

	Three Months Ended March 31,		% Change
(Dollars in millions)	2011	2010
Infant Formula	$540.4	$479.4	13%
Children’s Nutrition	338.8	266.8	27%
Other	20.6	17.3	19%

Net Sales	$899.8	$763.5	18%

Growth in infant formula reflected the geographic mix between segments. Growth in children’s nutrition reflected the performance in Asia/Latin America where over 90% of our children nutrition sales are generated.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Three Months Ended March 31,		% of Gross Sales
(Dollars in millions)	2011	2010	2011	2010
Gross Sales	$1,153.6	$1,004.0	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	169.1	163.3	15%	16%
Sales Discounts	33.4	25.1	3%	3%
Returns	21.1	19.8	2%	2%
Cash Discounts	10.8	10.2	1%	1%
Prime Vendor Charge-Backs	7.7	9.1	0%	1%
Coupons and Other Adjustments	11.7	13.0	1%	1%

Total Gross-to-Net Sales Adjustments	253.8	240.5	22%	24%

Total Net Sales	$899.8	$763.5	78%	76%

Gross-to-net sales adjustments declined as a percentage of gross sales primarily due to a decline in U.S. WIC rebates as a percentage of gross sales. The U.S. WIC business is a smaller percentage of our overall sales due to growth in the Asia/Latin America segment.

Gross Profit

	Three Months Ended March 31,		% Change
(Dollars in millions)	2011	2010
Net Sales	$899.8	$763.5	18%
Cost of Products Sold	320.0	271.8	18%

Gross Profit	$579.8	$491.7	18%
Gross Margin	64.4%	64.4%

Gross margin remained flat compared with a year ago as increased commodity costs were offset by higher pricing, productivity gains and lower manufacturing costs attributable to the timing of production volume. We expect subsequent quarters to be negatively affected by an increase in commodity costs, particularly dairy prices.

Expenses

	Three Months Ended March 31,		% Change	% of Net Sales
(Dollars in millions)	2011	2010		2011	2010
Selling, General and Administrative	$213.4	$171.4	25%	24%	22%
Advertising and Promotion	111.3	98.4	13%	12%	13%
Research and Development	19.3	20.1	(4%)	2%	3%
Other Expenses/(Income)—net	13.2	3.9	238%	1%	1%

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A expenses reflected the duplication of costs as we transition to a new shared service provider for IT, accounting and indirect procurement (Shared Service Overlap), higher sales force and distribution expenses, higher IT separation costs and higher expense for performance-based equity awards. The increase in performance-based equity award expense reflects the phase-in of these awards following our 2009 initial public offering and our financial performance as measured against incentive plan targets. Because equity awards are generally expensed over a period of three years, 2011 is the first year in which we experience expenses associated with a full complement of these awards.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to both health care professionals and consumers, where permissible by regulation. The increase in advertising and promotion expenses reflected continued investment in demand-generation activities in support of our strategic growth initiatives.

Research and Development Expenses

Our research and development expenses include our continued investment in our innovation capability and product pipeline. The decrease in research and development expenses reflected the timing of spending.

Other Expense/(Income)—net (OIE)

OIE primarily consisted of net foreign currency losses in the three months ended March 31, 2011 and 2010. The losses in 2011 primarily reflected losses on U.S. dollar denominated receivables held by our European manufacturing entity. The losses in 2010 primarily reflected an $8.5 million loss recognized for Venezuela due to both the devaluation of the bolivar and the application of highly inflationary accounting, largely offset by currency gains in our other markets.

Earnings before Interest and Income Taxes

EBIT from our two reportable segments, Asia/Latin America and North America/Europe, is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated general and administrative expenses; global business support activities, including research and development, marketing and supply chain costs; and income or expenses incurred within our operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

	Three Months Ended March 31,		% Change
(Dollars in millions)	2011	2010
Asia/Latin America	$216.8	$166.3	30%
North America/Europe	92.9	97.1	(4%)
Corporate and Other	(87.1)	(65.5)	33%

EBIT	$222.6	$197.9	12%

EBIT for Asia/Latin America grew in advance of sales with overall expenses declining slightly as a percentage of sales despite new outsourced service and system expenses, described below.

EBIT for North America/Europe declined due to new outsourced service and system expenses.

The new outsourced service and system expenses recorded in the operating segments include new information technology, accounting and procurement operations servicing the segment. These new operations replace certain capabilities provided by the Company’s former parent under transitional services agreements, which have consistently been reflected in Corporate and Other. Corporate and Other will continue to include the service fees paid to the Company’s former parent under transitional services agreements through the end of 2011, when these agreements will terminate.

Corporate and Other expenses increased due to increases in foreign exchange losses on assets held in non-functional currencies and increases in IT separation costs.

Interest Expense—net

Interest expense primarily represented interest incurred on $1.5 billion of notes. Interest expense increased 8% due to changes in our fixed-to-floating interest rate swaps. The average interest rate on our long-term debt, including the impact of the swaps, was 3.8% and 3.5% for the three months ended March 31, 2011 and 2010, respectively.

Income Taxes

The ETR for the three months ended March 31, 2011 and 2010, was 28.9% and 31.4%, respectively. The difference in the rates was primarily attributable to a change in our geographic earnings mix and management’s assertion that certain foreign earnings and profits are permanently invested abroad.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consists of an 11% and 10% interest held by third parties in the Company’s operating entities in China and Indonesia, respectively.

Net Earnings Attributable to Shareholders

For the foregoing reasons, net earnings attributable to shareholders for the three months ended March 31, 2011 increased 16% to $146.1 million compared with the three months ended March 31, 2010.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash from operations, cash on hand and available borrowings under our $410.0 million revolving credit facility (Credit Facility). Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment, buildings and computer software. Cash flows used in financing activities primarily represent proceeds and repayments of short-term borrowings, dividend payments and share repurchases.

Cash and cash equivalents totaled $708.6 million at March 31, 2011. Cash and cash equivalents held outside the United States were $593.7 million at March 31, 2011, and are either determined to be permanently invested to fund non-U.S. operations or are planned to be repatriated to the United States. Tax expense on planned cash repatriations to the United States has previously been recognized but will not be paid until the repatriation event. Cash repatriations are subject to meeting regulatory requirements in certain jurisdictions and may be subject to withholding and other taxes.

On March 2, 2011, we declared a quarterly dividend of $0.26 per share, which was paid on April 1, 2011 and reflected a 16% increase over the quarterly dividend of $0.225 per share declared on December 1, 2010 and paid on January 3, 2011.

Our board of directors authorized the repurchase of up to $300 million of the Company’s stock. The repurchase program is primarily intended to offset the dilutive effect on earnings from stock-based compensation over the next two to four years. During the three months ended March 31, 2011, we purchased 0.4 million shares under the program.

Cash Flows

We believe that cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$148.9	$127.5
Depreciation and Amortization	17.7	15.6
Other	9.3	24.3
Changes in Assets and Liabilities	25.1	(20.0)
Pension and Other Post Retirement Benefits Contributions	(1.9)	(3.1)

Total Operating Activities	199.1	144.3
Investing Activities	(32.5)	(56.9)
Financing Activities	(71.1)	(178.0)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	17.5	(8.4)

Net Increase (Decrease) in Cash and Cash Equivalents	$113.0	$(99.0)

Cash flow from operating activities increased by $54.8 million in 2011 compared with 2010 due to higher earnings and lower cash paid for income taxes during the first quarter of 2011.

Cash flow used in investing activities was $32.5 million driven primarily by the continued investment in our global IT platform.

Cash flow used in financing activities was $71.1 million for the three months ended March 31, 2011, and reflected $46.1 million of dividend payments and $24.5 million of treasury stock purchases. Cash flow used in financing activities was $178.0 million for the three months ended March 31, 2010, and reflected the repayment of $120.0 million in short-term borrowings from the Credit Facility, the payment of $47.0 million for our Mexico capital lease termination and $41.0 million in dividend payments.

Capital Expenditures

Capital expenditures of $27.4 million and the corresponding cash outflow of $32.6 million for the three months ended March 31, 2011, included the continued investment in our global IT platform. Capital expenditures of $30.2 million and the corresponding cash outflow of $57.4 million for the three months ended March 31, 2010, reflected the expansion of our research and development facilities, IT separation costs and investment in growth and innovation. We expect capital expenditures in 2011 to be approximately $125 million, including our investment in our global IT platform and continued emphasis on investment in growth and innovation.

Short-Term Borrowings and Long-Term Debt

There were no short-term borrowings as of March 31, 2011. Short-term borrowings were $1.2 million as of December 31, 2010 and consisted of short-term loans. There were no short-term borrowings under our Credit Facility as of March 31, 2011 and December 31, 2010. We have been in compliance with all covenants of our Credit Facility since its inception. As of March 31, 2011, we have $410.0 million available to us under our Credit Facility. For information on our short-term borrowings, long-term debt and interest rate swaps, see “Item 1. Financial Statements.”

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There is no material change in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continued a phased global implementation of a new Enterprise Resource Planning (ERP) system and transaction processing services that we expect will continue through 2011. The new ERP system and transaction processing services are part of a global initiative to transition, replace or retire the ERP and transaction processing services provided to us by Bristol-Myers Squibb Company under various transition services agreements.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information pertaining to legal proceedings can be found in Part I of this report under Item 1, “Financial Statements” in Note 14 to the interim consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. Risk Factors.

There is no material change in the information reported under Item 1A, “Risk Factors” contained in our 2010 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending March 31, 2011:

(Dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
January 1, 2011 through January 31, 2011	20,000	$58.11	22,500	$298.7
February 1, 2011 through February 28, 2011	266,363	59.49	288,863	282.9
March 1, 2011 through March 31, 2011	113,637	59.10	402,500	276.1

	400,000	$59.31	402,500	$276.1

(1)	The total number of shares purchased does not include shares surrendered to the Company to pay the exercise price in connection with the exercise of employee stock options or shares surrendered to the Company to satisfy tax withholding obligations in connection with the exercise of employee stock options or the vesting of restricted stock units.
(2)	Average Price Paid per Share includes commissions.
(3)	In March 2010, the Company announced that its board of directors authorized the Company to repurchase up to $300 million of its common stock, from time to time, on the open market. This program does not have an expiration date.

ITEM 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the President and Chief Executive Officer.

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the President and Chief Financial Officer.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements and footnotes from the Mead Johnson Nutrition Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mead Johnson Nutrition Company

Date: April 28, 2011	By: /s/ STANLEY D. BURHANS
Stanley D. Burhans Vice President and Controller (Authorized Officer and Chief Accounting Officer)