Form 10-Q
period 2011-06-30
Mead Johnson Nutrition Co
filed 2011-07-28
CIK 1452575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 22, 2011, there were 203,943,499 shares of Common Stock outstanding.

MEAD JOHNSON NUTRITION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF MEAD JOHNSON NUTRITION COMPANY

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
NET SALES	$932.0	$764.2	$1,831.8	$1,527.7
COST OF PRODUCTS SOLD	329.1	278.7	649.1	550.5

GROSS PROFIT	602.9	485.5	1,182.7	977.2
EXPENSES:
SELLING, GENERAL AND ADMINISTRATIVE	246.6	182.6	460.0	354.0
ADVERTISING AND PROMOTION	131.9	115.9	243.2	214.3
RESEARCH AND DEVELOPMENT	22.2	19.7	41.5	39.8
OTHER EXPENSES/(INCOME)—NET	(1.5)	(5.6)	11.7	(1.7)

EARNINGS BEFORE INTEREST AND INCOME TAXES	203.7	172.9	426.3	370.8

INTEREST EXPENSE—NET	12.2	11.6	25.3	23.7

EARNINGS BEFORE INCOME TAXES	191.5	161.3	401.0	347.1

PROVISION FOR INCOME TAXES	56.6	38.8	117.2	97.1

NET EARNINGS	134.9	122.5	283.8	250.0
Less: Net Earnings attributable to noncontrolling interests	2.8	1.1	5.6	3.0

NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$132.1	$121.4	$278.2	$247.0

Earnings per share—basic
Net Earnings attributable to shareholders	$0.64	$0.59	$1.36	$1.20

Earnings per share—diluted
Net Earnings attributable to shareholders	$0.64	$0.59	$1.35	$1.20

Dividends declared per share	$0.26	$0.225	$0.52	$0.45

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$703.7	$595.6
Receivables—net of allowances of $6.9 and $8.3, respectively	367.9	352.0
Inventories	423.2	356.7
Deferred Income Taxes—net of valuation allowance	94.4	97.9
Income Taxes Receivable	1.9	15.6
Prepaid Expenses and Other Assets	78.0	31.2

Total Current Assets	1,669.1	1,449.0
Property, Plant, and Equipment—net	558.4	550.5
Goodwill	117.5	117.5
Other Intangible Assets—net	90.5	80.3
Deferred Income Taxes—net of valuation allowance	19.0	13.4
Other Assets	71.6	82.4

TOTAL	$2,526.1	$2,293.1

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-Term Borrowings	$—	$1.2
Accounts Payable	427.5	365.8
Dividends Payable	53.4	46.3
Accrued Expenses	190.8	208.7
Accrued Rebates and Returns	276.0	278.9
Deferred Income—current	22.1	37.0
Income Taxes—payable and deferred	46.9	38.2

Total Current Liabilities	1,016.7	976.1
Long-Term Debt	1,535.6	1,532.5
Deferred Income—noncurrent	2.2	2.1
Deferred Income Taxes—noncurrent	48.8	42.6
Pension, Post Retirement and Post Employment Liabilities	73.0	71.7
Other Liabilities	34.3	26.4

Total Liabilities	2,710.6	2,651.4
COMMITMENTS AND CONTINGENCIES
EQUITY (DEFICIT)
Shareholders’ Equity
Common Stock, $0.01 par value: 4,200 authorized, 204.9 and 204.8 issued, respectively	2.0	2.0
Additional Paid-in (Distributed) Capital	(751.9)	(775.6)
Retained Earnings	645.8	474.0
Treasury Stock—at cost	(57.4)	(3.2)
Accumulated Other Comprehensive Income (Loss)	(35.2)	(64.6)

Total Shareholders’ Equity (Deficit)	(196.7)	(367.4)
Noncontrolling Interests	12.2	9.1

Total Equity (Deficit)	(184.5)	(358.3)

TOTAL	$2,526.1	$2,293.1

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$283.8	$250.0
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	37.6	31.5
Other	21.5	27.5
Changes in Assets and Liabilities	(48.8)	(105.4)
Pension and Other Post Retirement Benefits Contributions	(2.4)	(4.0)

Net Cash Provided by Operating Activities	291.7	199.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(49.5)	(92.9)
Proceeds from Sale of Property, Plant and Equipment	0.6	2.0
Investment in Other Companies	—	(5.5)

Net Cash Used in Investing Activities	(48.9)	(96.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	0.9	60.2
Repayments of Short-term Borrowings	(2.1)	(180.0)
Payment for Capital Lease Termination	—	(47.0)
Payments of Dividends	(99.3)	(87.2)
Proceeds from Stock Option Exercises	2.5	0.8
Purchases of Treasury Stock	(55.4)	—
Distributions to Noncontrolling Interests	(2.7)	—
Proceeds from Promissory Note from BMS	—	30.0

Net Cash Used in Financing Activities	(156.1)	(223.2)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	21.4	(12.9)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108.1	(132.9)
CASH AND CASH EQUIVALENTS:
Beginning of Period	595.6	561.1

End of Period	$703.7	$428.2

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2011, and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010. Material subsequent events are evaluated for disclosure up to the time of issuance of the financial statements. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results or future performance.

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

Recently Issued Accounting Standards—In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011- 04, Fair Value Measurement (Topic 820), clarifying the existing measurement and disclosure requirements and expanding the disclosure requirements for certain fair value measurements. ASU 2011- 04 is effective for the Company in the period beginning January 1, 2012. The adoption of this ASU will not affect the Company’s financial statements. The Company will provide enhanced disclosures as required upon the effective date.

In June 2011, the FASB issued ASU No. 2011- 05, Comprehensive Income (Topic 220), requiring entities to present net income and other comprehensive income in either a single continuous statement or in two consecutive statements of net income and other comprehensive income. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. ASU 2011- 05 is effective for the Company in the period beginning January 1, 2012. The Company will provide the required financial reporting presentation upon the effective date.

3.	EARNINGS PER SHARE

The numerator for basic and diluted earnings per share is net earnings attributable to shareholders reduced by dividends and undistributed earnings attributable to unvested shares. The denominator for basic earnings per share is the weighted-average number of shares outstanding during the period. The denominator for diluted earnings per share is the weighted-average shares outstanding adjusted for the effect of dilutive stock options and performance share awards.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2011	2010	2011	2010
Basic earnings per share:
Weighted-average shares outstanding	204.5	204.5	204.6	204.5
Net earnings attributable to shareholders	$132.1	$121.4	$278.2	$247.0
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.4)	(0.8)	(0.9)

Net earnings attributable to shareholders used for basic earnings per share calculation	$131.7	$121.0	$277.4	$246.1
Net earnings attributable to shareholders per share	$0.64	$0.59	$1.36	$1.20
Diluted earnings per share:
Weighted-average shares outstanding	204.5	204.5	204.6	204.5
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.6	0.4	0.6	0.3

Weighted-average shares – diluted	205.1	204.9	205.2	204.8
Net earnings attributable to shareholders	$132.1	$121.4	$278.2	$247.0
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.4)	(0.8)	(0.9)

Net earnings attributable to shareholders used for diluted earnings per share calculation	$131.7	$121.0	$277.4	$246.1
Net earnings attributable to shareholders per share	$0.64	$0.59	$1.35	$1.20

Potential shares outstanding from all stock-based awards were 3.2 million and 2.4 million as of June 30, 2011 and 2010, respectively, of which 2.6 million and 2.0 million were not included in the diluted earnings per share calculation for the three months ended June 30, 2011 and 2010, respectively, and 2.6 million and 2.1 million were not included in the diluted earnings per share calculation for the six months ended June 30, 2011 and 2010, respectively.

4.	INCOME TAXES

For the three and six months ended June 30, 2011, the effective tax rate was 29.6% and 29.2%, respectively, compared with 24.1% and 28.0% for the same periods in 2010. The increase in the effective tax rate was primarily attributable to a change in the geographic earnings mix along with the standard quarterly accruals necessary to true up the tax liability to the latest full year projected tax rate.

The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of June 30, 2011 and December 31, 2010, was $22.6 million and $17.1 million, respectively. Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (BMS) maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has recorded a receivable from BMS for uncertain tax positions, including penalties and interest, of $16.3 million as of June 30, 2011. The Company believes that it has adequately provided for all uncertain tax positions. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of unrecognized tax benefits.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2011	2010	2011	2010	2011	2010	2011	2010
Asia/Latin America	$611.6	$471.7	$209.8	$157.7	$1,188.5	$927.7	$426.6	$324.0
North America/Europe	320.4	292.5	86.4	78.2	643.3	600.0	179.3	175.3

Total operating segments	932.0	764.2	296.2	235.9	1,831.8	1,527.7	605.9	499.3
Corporate and Other	—	—	(92.5)	(63.0)	—	—	(179.6)	(128.5)

Total	$932.0	$764.2	$203.7	$172.9	$1,831.8	$1,527.7	$426.3	$370.8

6.	EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Stock options	$1.4	$0.8	$2.8	$2.0
Performance share awards	7.1	1.3	12.2	2.6
Restricted stock units	3.0	2.4	5.5	5.0

Total pretax stock-based compensation expense	$11.5	$4.5	$20.5	$9.6

Net tax benefit related to stock-based compensation expense	$(4.0)	$(1.8)	$(7.1)	$(2.2)

During the six months ended June 30, 2011, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.5	$14.67
Performance share awards	0.3	$56.02
Restricted stock units	0.1	$58.89

As of June 30, 2011, the Company had the following share awards and related costs yet to be recognized:

(Dollars and shares in millions)	Outstanding	Unrecognized Compensation Cost	Expected Weighted-Average Period to be Recognized (years)
Stock options	1.9	$9.9	2.1
Performance share awards	0.6	$22.8	1.5
Restricted stock units	0.7	$18.2	2.5

7.	PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post retirement benefit plans includes:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost — benefits earned during the period	$1.1	$0.9	$0.2	$0.3	$1.7	$1.4	$0.4	$0.5
Interest cost on projected benefit obligations	4.4	4.6	0.4	0.4	8.5	8.9	0.7	0.6
Expected return on plan assets	(4.8)	(4.3)	—	—	(9.1)	(8.1)	—	—
Amortization of net actuarial loss	0.8	0.7	0.5	0.3	1.6	1.4	0.9	0.5
Amortization of prior service (benefit)	—	—	(0.1)	—	—	—	(0.1)	—

Net periodic benefit cost	$1.5	$1.9	$1.0	$1.0	$2.7	$3.6	$1.9	$1.6
Settlements	0.1	—	—	—	0.1	—	—	—

Total net periodic benefit cost	$1.6	$1.9	$1.0	$1.0	$2.8	$3.6	$1.9	$1.6

8.	NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of an 11% and 10% interest held by third parties in the Company’s operating entities in China and Indonesia, respectively.

9.	INVENTORIES

The major categories of inventories were as follows:

(In millions)	June 30, 2011	December 31, 2010
Finished goods	$242.2	$201.5
Work in process	70.7	73.1
Raw and packaging materials	110.3	82.1

Inventories	$423.2	$356.7

10.	PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

(In millions)	June 30, 2011	December 31, 2010
Land	$5.2	$4.2
Buildings	481.1	469.3
Machinery, equipment, and fixtures	572.0	558.8
Construction in progress	41.5	44.5
Accumulated depreciation	(541.4)	(526.3)

Property, plant, and equipment—net	$558.4	$550.5

11.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

There were no short-term borrowings as of June 30, 2011. Short-term borrowings were $1.2 million as of December 31, 2010, and consisted of short-term loans.

On June 17, 2011, the Company entered into a five-year revolving credit facility agreement (2011 Credit Facility). The 2011 Credit Facility replaces the Company’s three-year revolving credit facility agreement dated February 17, 2009 (2009 Credit Facility). Borrowings from the 2011 Credit Facility are to be used for working capital and other general corporate purposes. The 2011 Credit Facility is unsecured and repayable on maturity in June 2016, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the 2011 Credit Facility is $500.0 million, which amount may be increased from time to time up to $750.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The 2011 Credit Facility contains customary covenants whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. As of June 30, 2011, the Company was in compliance with these covenants. Borrowings under the 2011 Credit Facility bear interest at a rate that is determined as a base rate plus a margin. The base rate is either (a) LIBOR for a specified interest period, or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR. The margin is determined by reference to the Company’s credit rating. The margin can range from 0.075% to 1.45% over the base rate. In addition, the Company incurs an annual 0.2% facility fee on the entire facility commitment of $500.0 million.

There were no borrowings under the 2011 Credit Facility or the 2009 Credit Facility during the six months ended and as of June 30, 2011. The borrowings from the 2009 Credit Facility during the three and six months ended June 30, 2010 had a weighted-average interest rate of 2.59% and 2.61%, respectively. There were no borrowings under the 2009 Credit Facility as of December 31, 2010.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	June 30, 2011	December 31, 2010
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0

Subtotal	1,500.0	1,500.0
Adjustments to Principal Value:
Basis adjustment for fair value of outstanding interest rate swaps	23.9	20.1
Unamortized basis adjustment for terminated interest rate swaps	15.5	16.5
Unamortized bond discount	(3.8)	(4.1)

Long-term debt	$1,535.6	$1,532.5

Based on the Company’s assessment of current market conditions for debt of similar maturity, structure and risk, the estimated fair value of the Company’s debt was $1,566.4 million as of June 30, 2011.

Interest expense and interest income for the three months ended June 30, 2011, was $14.5 million and $2.3 million, respectively, compared with $13.0 million and $1.4 million, respectively, for the same period in 2010. Interest expense and interest income for the six months ended June 30, 2011, was $28.9 million and $3.6 million, respectively, compared with $25.9 million and $2.2 million, respectively, for the same period in 2010.

12.	DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Derivatives

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These financial instruments are measured using inputs based on quoted market prices for similar assets and liabilities in active markets, i.e. level two of the fair value hierarchy for both periods presented. For the six months ended June 30, 2011 and 2010, there were no transfers between levels in the fair value hierarchy. Derivative financial instruments are not used for speculative purposes.

The following table summarizes the Company’s fair value of outstanding derivatives designated as hedging instruments:

(In millions)	Balance Sheet Location	June 30, 2011	December 31, 2010
Cash flow hedges:
Foreign exchange contracts	Accrued expenses	$(4.4)	$(2.3)
Foreign exchange contracts	Other assets	0.2	—
Fair value hedges:
Interest rate swaps	Prepaid expenses and other assets	23.9	—
Interest rate swaps	Other assets	—	20.1

Net asset of derivatives designated as hedging instruments		$19.7	$17.8

The interest rate swaps outstanding as of June 30, 2011 were terminated on July 11, 2011 in exchange for cash of $26.7 million including accrued interest and before fees. The related basis adjustment of the underlying hedged item, the 3.50% Notes due 2014, will be recognized as a reduction of interest expense over the remaining life of those notes.

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A or higher by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at June 30, 2011 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

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

The Company assesses hedge effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. For the three and six months ended June 30, 2011 and 2010, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three and six months ended June 30, 2011 and 2010, the Company did not discontinue any cash flow hedges of this nature.

Foreign Exchange Contracts—The effective portion of changes in the fair value of foreign exchange contracts is recognized in earnings when the hedged item affects earnings, in cost of products sold, or deemed ineffective, in other expenses/(income)—net. The majority of the Company’s foreign exchange contracts qualify as hedges of probable forecasted cash flows.

As of June 30, 2011, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $174.1 million, with a fair value of $4.2 million in net liabilities. As of December 31, 2010, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $142.0 million, with a fair value of $2.3 million in net liabilities. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2011	2010
Balance—January 1:	$(1.8)	$(2.9)
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(5.8)	(0.4)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	3.4	5.3
Change in deferred taxes	0.7	(1.4)

Balance—June 30:	$(3.5)	$0.6

At June 30, 2011, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) was $(3.5) million, $(3.2) million of which is expected to be reclassified into earnings within the next 12 months.

Fair Value Hedges

Fixed-to-floating interest rate swaps, all of which are designated and qualify as fair value hedges, are used as part of the Company’s interest rate management strategy. The gain or loss on these swaps is recognized in current earnings and is offset by the loss or gain on the hedged item. The swaps are recorded at fair value. The fair value of the interest rate swaps is the present value of the future cash flows calculated based on forecasted LIBOR rates from a third party bank including credit value adjustments. There were no ineffective fair value hedges for the three and six months ended June 30, 2011 and 2010.

The following table summarizes the fair value hedges outstanding at June 30, 2011:

(Dollars in millions)	Notional Amount of Underlying Debt	Variable Rate Paid		Year of Transaction	Maturity	Fair Value
Interest rate swaps associated with:
3.50% Notes due 2014	$500.0	1 month U.S. $	LIBOR + 0.890%	2009	2014	$23.9

(Gain) loss on marked to market of fair value hedges recorded in interest expense—net was as follows:

(In millions)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
(Gain) loss on marked to market of swaps	$(4.9)	$(3.8)
(Gain) loss on marked to market of hedged items	$4.9	$3.8

The earnings impact from interest rate swaps was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Recognized in interest expense	$(2.9)	$(4.5)	$(5.9)	$(9.2)
Amortization of basis adjustment for terminated interest rate swaps recognized in interest expense	(0.5)	—	(1.0)	—

Total increase (decrease) in interest expense	$(3.4)	$(4.5)	$(6.9)	$(9.2)

See Note 11 for discussion on the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds, which totaled $234.0 million and $246.8 million as of June 30, 2011 and December 31, 2010, respectively. Money market funds are classified as level two in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet.

13.	EQUITY

The following table summarizes the Company’s equity and comprehensive income activity:

(In millions)	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2011	$(358.3)	$(367.4)	$9.1
Comprehensive income:
Net earnings	283.8	278.2	5.6
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $(5.3)	31.5	31.3	0.2
Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $0.7	(1.7)	(1.7)	—
Amortization of deferred losses on pension and other post retirement benefits, net of tax of $(2.7)	(0.2)	(0.2)	—

Total comprehensive income	313.4	307.6	5.8

Stock-based compensation	23.6	23.6	—
Treasury stock acquired	(54.1)	(54.1)	—
Cash dividends declared	(106.4)	(106.4)	—
Distributions to noncontrolling interests	(2.7)	—	(2.7)

Balance as of June 30, 2011	$(184.5)	$(196.7)	$12.2

Balance as of January 1, 2010	$(664.3)	$(674.9)	$10.6
Comprehensive income:
Net earnings	250.0	247.0	3.0
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $(0.9)	(18.2)	(18.1)	(0.1)
Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $(1.4)	3.5	3.5	—
Amortization of deferred losses on pension and other post retirement benefits, net of tax of $0.1	1.8	1.8	—

Total comprehensive income	237.1	234.2	2.9

Stock-based compensation	10.4	10.4	—
Cash dividends declared	(92.5)	(92.5)	—

Balance as of June 30, 2010	$(509.3)	$(522.8)	$13.5

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2011	204.8	(0.1)	$(3.2)
Stock-based compensation	0.1	—	(0.1)
Treasury stock purchases	—	(0.8)	(54.1)

Balance as of June 30, 2011	204.9	(0.9)	$(57.4)

Balance as of January 1, 2010	204.5	—	$—
Stock-based compensation	0.1	—	—
Treasury stock purchases	—	—	—

Balance as of June 30, 2010	204.6	—	$—

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

As previously reported, PBM Products, LLC (PBM), a manufacturer and distributor of store brand infant formulas and nutritionals, obtained a judgment in the amount of $13.5 million and accompanying injunction in a suit against the Company’s subsidiary, Mead Johnson & Company, LLC (MJC), in the U.S. District Court for the Eastern District of Virginia, alleging, among other things, false and misleading advertising with respect to certain Enfamil LIPIL infant formula advertising. On April 20, 2011, the U.S. Court of Appeals denied the Company’s appeal and affirmed the judgment and injunction. The Company timely paid the judgment and remains in full compliance with the District Court’s injunction. The Company does not expect this matter to have a material adverse effect on the Company’s results of operations or financial condition.

In addition, on March 18, 2011, MJC obtained preliminary court approval of a nationwide class settlement with plaintiffs in eight putative consumer class actions that had been consolidated and transferred to the U.S. District Court for the Southern District of Florida. The suits all involved allegations of false and misleading advertising with respect to certain Enfamil LIPIL infant formula advertising, and the settlement will resolve all claims in all of the pending suits. The Court has scheduled a September 26, 2011 hearing to decide whether to grant final approval of the settlement. The settlement allows consumers who purchased Enfamil LIPIL infant formula between October 13, 2005, and March 31, 2010, to receive infant formula or cash. The amount each consumer can receive depends on how long the consumer purchased the formula; consumers who received their formula through the Women, Infants and Children (WIC) program are not eligible to participate. If the total amount claimed falls below $8.0 million (valuing the product at retail value), MJC will donate the difference in the form of product to appropriate charities. If the amount of claims otherwise would exceed $12.0 million, benefits will be prorated. MJC also has agreed not to oppose attorneys’ fees and expenses to plaintiffs’ counsel (not to exceed $3.6 million) and to pay costs of notice and settlement administration. The Company does not expect the settlement to have a material adverse effect on its results of operations or financial condition.

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although MJN cannot predict with certainty the ultimate resolution of these or other lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material adverse effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of June 30, 2011, with respect to one or more of these proceedings could have a material adverse effect on the Company’s results of operations or the periods in which a loss is recognized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of Our Business

We are a global leader in pediatric nutrition. We are committed to creating trusted nutritional brands and products that help improve the health and development of infants and children around the world and provide them with the best start in life. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or industry-defining products across each of our product categories. We operate in four geographic operating segments: Asia, Europe, Latin America and North America. Due to similarities in the economics, products offered, production process, customer base and regulatory environment, these operating segments have been aggregated into two reportable segments: Asia/Latin America and North America/Europe.

Executive Summary

We grew sales by 20% in the six months ended June 30, 2011, led by our Asia/Latin America segment which grew by 28% and now accounts for 65% of sales. Both the Asia and Latin America regions grew in excess of 20%, driven by market growth, market share gains attributed to our investments in advertising and promotion, sales force and product innovation, as well as a weaker U.S. dollar. Sales grew 7% in our North America/Europe segment, driven by market share gains in the U.S. business from successful product launches and from the effects of a competitor’s product recall late in 2010. During the quarter, we made demand-generation investments for sustainable growth and continued to incur costs to implement our stand-alone IT platform.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended June 30, 2011 and 2010:

				% of Net Sales
(In millions, except per share data)	2011	2010	% Change	2011	2010
Net Sales	$932.0	$764.2	22%	—	—
Earnings before Interest and Income Taxes (EBIT)	203.7	172.9	18%	22%	23%
Interest Expense—net	12.2	11.6	5%	1%	2%
Earnings before Income Taxes	191.5	161.3	19%	21%	21%
Provision for Income Taxes	56.6	38.8	46%	6%	5%
Effective Tax Rate (ETR)	29.6%	24.1%
Net Earnings	134.9	122.5	10%	14%	16%
Less: Net Earnings Attributable to Noncontrolling Interests	2.8	1.1	155%	0%	0%
Net Earnings Attributable to Shareholders	132.1	121.4	9%	14%	16%
Weighted-Average Common Shares– Diluted	205.1	204.9
Earnings per Common Share—Diluted	$0.64	$0.59	8%

The results for the three months ended June 30, 2011 and 2010 included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Three Months Ended June 30,
(In millions)	2011	2010
IT and other separation costs	$24.7	$10.0
Severance and other costs	(0.2)	—
Legal, settlements and related costs	0.3	3.1

Specified Items before income taxes	$24.8	$13.1
Income tax impact on items above	(8.2)	(4.4)

Specified Items after taxes	$16.6	$8.7

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended June 30,		% Change	% Change Due to
(Dollars in millions)	2011	2010		Volume	Price	Foreign Exchange
Asia/Latin America	$611.6	$471.7	30%	21%	3%	6%
North America/Europe	320.4	292.5	10%	10%	(1%)	1%

Net Sales	$932.0	$764.2	22%	17%	1%	4%

The increase in Asia/Latin America is attributable to both Asia and Latin America, each growing in excess of 20%. Performance was driven by market growth, market share gains attributed to our investments in advertising and promotion, sales force, and product innovation, as well as a weaker U.S. dollar. The majority of markets in this segment saw strong double-digit growth. Our strongest performance continues to be in China/Hong Kong, primarily reflecting increased market share, market growth, and geographic expansion into additional cities. In Latin America, nearly all of our markets experienced double-digit growth.

The increase in North America/Europe sales was due to strong performance in the United States despite the ongoing decline in births. The U.S. business grew due to market share gains from successful product launches in the prior year and from the effects of a competitor’s product recall late in 2010.

Our net sales by product category are shown in the table below:

	Three Months Ended June 30,		% Change
(Dollars in millions)	2011	2010
Infant Formula	$559.7	$468.6	19%
Children’s Nutrition	345.6	274.8	26%
Other	26.7	20.8	28%

Net Sales	$932.0	$764.2	22%

Infant formula sales grew in both North America/Europe and Asia/Latin America. Growth in children’s nutrition reflected the performance in Asia/Latin America where over 90% of our children’s nutrition sales are generated.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Three Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2011	2010	2011	2010
Gross Sales	$1,189.5	$1,008.2	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	167.8	168.7	14%	16%
Sales Discounts	35.8	28.9	3%	3%
Returns	23.0	19.2	2%	2%
Cash Discounts	12.3	10.7	1%	1%
Prime Vendor Charge-Backs	7.6	8.3	1%	1%
Coupons and Other Adjustments	11.0	8.2	1%	1%

Total Gross-to-Net Sales Adjustments	257.5	244.0	22%	24%

Total Net Sales	$932.0	$764.2	78%	76%

Gross-to-net sales adjustments declined as a percentage of gross sales primarily due to a decline in U.S. WIC rebates as a percentage of global gross sales. The U.S. WIC business is a smaller percentage of our overall sales due to higher growth in the Asia/Latin America segment.

Gross Profit

	Three Months Ended June 30,		% Change
(Dollars in millions)	2011	2010
Net Sales	$932.0	$764.2	22%
Cost of Products Sold	329.1	278.7	18%

Gross Profit	$602.9	$485.5	24%
Gross Margin	64.7%	63.5%

Gross margin can vary from quarter to quarter due to changes in commodity costs, which are reflected in cost of products sold on a lag, and the timing of manufacturing variances and promotions. The increase in gross margin compared with a year ago is due to productivity, geographic mix and higher volumes, partially offset by higher commodity costs. We expect gross margins in subsequent quarters to be lower than the first half of 2011 as a result of increased commodity costs, particularly dairy inputs.

Expenses

	Three Months Ended June 30,		% Change	% of Net Sales
(Dollars in millions)	2011	2010		2011	2010
Selling, General and Administrative	$246.6	$182.6	35%	26%	24%
Advertising and Promotion	131.9	115.9	14%	14%	15%
Research and Development	22.2	19.7	13%	2%	3%
Other Expenses/(Income)—net	(1.5)	(5.6)	(73%)	0%	(1%)

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A expenses reflected higher IT separation costs, higher sales force and distribution expenses, the duplication of costs as we transition to a new shared service provider for IT, accounting and indirect procurement (Shared Service Overlap), and higher expense for performance-based compensation.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to both health care professionals and consumers, where permissible by regulation. The increase in advertising and promotion expenses reflected continued demand-generation investments in support of our strategic growth initiatives.

Research and Development Expenses

Our research and development expenses include our continued investment in our innovation capability and product pipeline.

Other Expense/(Income)—net (OIE)

The composition and change in OIE primarily reflected foreign currency gains and losses. The three months ended June 30, 2010 included a more significant foreign currency gain on U.S. dollar denominated receivables held by our European manufacturing entity.

Earnings before Interest and Income Taxes

EBIT from our two reportable segments, Asia/Latin America and North America/Europe, is reduced by Corporate and Other expenses. Corporate and Other consists of: unallocated general and administrative expenses; global business support activities, including research and development, marketing and supply chain costs; and income or expenses incurred within our operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

	Three Months Ended June 30,		% Change
(Dollars in millions)	2011	2010
Asia/Latin America	$209.8	$157.7	33%
North America/Europe	86.4	78.2	10%
Corporate and Other	(92.5)	(63.0)	47%

EBIT	$203.7	$172.9	18%

The increase in EBIT for Asia/Latin America was primarily related to sales growth and an improved gross margin, partially offset by higher expenses, primarily advertising and promotion, sales force growth, performance-based compensation, and new outsourced service and system expenses, described below.

EBIT for North America/Europe grew as a result of higher sales. Improvements in gross margin were offset by higher expenses, primarily performance-based compensation, sales force, advertising and promotion, distribution and new outsourced service and system expenses.

The new outsourced service and system expenses recorded in the operating segments include new information technology, accounting and procurement operations servicing the segment. These new operations replace similar services provided by the Company’s former parent under transitional services agreements, which have consistently been reflected in Corporate and Other. Corporate and Other will continue to include the service fees paid to the Company’s former parent under transitional services agreements through the end of 2011, when these agreements will terminate.

Corporate and Other expenses increased due to higher IT separation costs and foreign exchange impacts from assets held in non-functional currencies.

Interest Expense—net

Interest expense primarily represented interest incurred on $1.5 billion of notes. Net interest expense increased 5% reflecting the November 2010 termination of a portion of our fixed-to-floating interest rate swaps. The weighted average interest rate on our long-term debt, including the impact of the swaps, was 3.8% and 3.5% for the three months ended June 30, 2011 and 2010, respectively.

Income Taxes

The ETR for the three months ended June 30, 2011 and 2010, was 29.6% and 24.1%, respectively. The increase in the rate was primarily attributable to a change in our geographic earnings mix along with the standard quarterly accruals necessary to true up the tax liability to the latest full year projected tax rate. The annual actual rate in 2010 was 27.8%.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consists of an 11% and 10% interest held by third parties in the Company’s operating entities in China and Indonesia, respectively.

Net Earnings Attributable to Shareholders

For the foregoing reasons, net earnings attributable to shareholders for the three months ended June 30, 2011 increased 9% to $132.1 million compared with the three months ended June 30, 2010.

Six Months Results of Operations

Below is a summary of comparative results of operations for the six months ended June 30, 2011 and 2010:

				% of Net Sales
(In millions, except per share data)	2011	2010	% Change	2011	2010
Net Sales	$1,831.8	$1,527.7	20%	—	—
Earnings before Interest and Income Taxes (EBIT)	426.3	370.8	15%	23%	24%
Interest Expense—net	25.3	23.7	7%	1%	1%
Earnings before Income Taxes	401.0	347.1	16%	22%	23%
Provision for Income Taxes	117.2	97.1	21%	6%	6%
Effective Tax Rate (ETR)	29.2%	28.0%
Net Earnings	283.8	250.0	14%	15%	16%
Less: Net Earnings Attributable to Noncontrolling Interests	5.6	3.0	87%	0%	0%
Net Earnings Attributable to Shareholders	278.2	247.0	13%	15%	16%
Weighted-Average Common Shares– Diluted	205.2	204.8
Earnings per Common Share—Diluted	$1.35	$1.20	13%

The results for the six months ended June 30, 2011 and 2010 included several items that affect the comparability of our results. These Specified Items are listed in the table below.

	Six Months Ended June 30,
(In millions)	2011	2010
IT and other separation costs	$40.1	$19.9
Severance and other costs	—	0.5
Legal, settlements and related costs	1.2	3.6

Specified Items before income taxes	$41.3	$24.0
Income tax impact on items above	(14.0)	(7.1)

Specified Items after taxes	$27.3	$16.9

Net Sales

Our net sales by reportable segments are shown in the table below:

	Six Months Ended June 30,		% Change	% Change Due to
(Dollars in millions)	2011	2010		Volume	Price	Foreign Exchange
Asia/Latin America	$1,188.5	$927.7	28%	18%	5%	5%
North America/Europe	643.3	600.0	7%	7%	(1%)	1%

Net Sales	$1,831.8	$1,527.7	20%	14%	3%	3%

The increase in Asia/Latin America is attributable to both Asia and Latin America, each growing in excess of 20%. Performance was driven by market growth, market share gains attributed to our investments in advertising and promotion, sales force, and product innovation, as well as a weaker U.S. dollar. The majority of markets in this segment saw strong double-digit growth. Our strongest performance continues to be in China/Hong Kong, primarily reflecting increased market share, market growth, and geographic expansion into additional cities. In Latin America, nearly all of our markets experienced double-digit growth. Asia/Latin America now accounts for 65% of sales.

The increase in North America/Europe sales was due to strong performance in the United States. The U.S. business grew due to market share gains from successful product launches in the prior year and from the effects of a competitor’s product recall late in 2010, partially offset by the contraction in the U.S. market from lower births.

Our net sales by product category are shown in the table below:

	Six Months Ended June 30,		% Change
(Dollars in millions)	2011	2010
Infant Formula	$1,100.1	$948.0	16%
Children’s Nutrition	684.4	541.6	26%
Other	47.3	38.1	24%

Net Sales	$1,831.8	$1,527.7	20%

Infant formula sales growth was seen in both North America/Europe and Asia/Latin America. Growth in children’s nutrition reflected the performance in Asia/Latin America where over 90% of our children’s nutrition sales are generated.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Six Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2011	2010	2011	2010
Gross Sales	$2,343.1	$2,012.2	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	336.9	332.0	14%	16%
Sales Discounts	69.2	54.0	3%	3%
Returns	44.1	39.0	2%	2%
Cash Discounts	23.1	20.9	1%	1%
Prime Vendor Charge-Backs	15.3	17.4	1%	1%
Coupons and Other Adjustments	22.7	21.2	1%	1%

Total Gross-to-Net Sales Adjustments	511.3	484.5	22%	24%

Total Net Sales	$1,831.8	$1,527.7	78%	76%

Gross-to-net sales adjustments declined as a percentage of gross sales primarily due to a decline in U.S. WIC rebates as a percentage of global gross sales. The U.S. WIC business is a smaller percentage of our overall sales due to higher growth in the Asia/Latin America segment.

Gross Profit

	Six Months Ended June 30,		% Change
(Dollars in millions)	2011	2010
Net Sales	$1,831.8	$1,527.7	20%
Cost of Products Sold	649.1	550.5	18%

Gross Profit	$1,182.7	$977.2	21%
Gross Margin	64.6%	64.0%

Gross margin can vary from period to period due to changes in commodity costs, which are reflected in cost of products sold on a lag, and the timing of manufacturing variances and promotions. The increase in gross margin compared with a year ago is due to productivity, geographic mix and higher volumes, partially offset by higher commodity costs. We expect gross margins in subsequent quarters to be lower than the first half of 2011 as a result of increased commodity costs, particularly dairy inputs.

Expenses

	Six Months Ended June 30,		% Change	% of Net Sales
(Dollars in millions)	2011	2010		2011	2010
Selling, General and Administrative	$460.0	$354.0	30%	25%	23%
Advertising and Promotion	243.2	214.3	13%	13%	14%
Research and Development	41.5	39.8	4%	2%	3%
Other Expenses/(Income)—net	11.7	(1.7)	0%	1%	0%

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A expenses reflected the Shared Service Overlap, higher IT separation costs, higher sales force and distribution expenses and higher expense for performance-based compensation. The performance-based compensation increase included the phase-in of equity awards following our 2009 initial public offering and our financial performance as measured against incentive plan targets. Because equity awards are generally expensed over a period of three years, 2011 is the first year in which we experience expenses associated with a full complement of these awards.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to both health care professionals and consumers, where permissible by regulation. The increase in advertising and promotion expenses reflected continued demand-generation investments in support of our strategic growth initiatives.

Research and Development Expenses

Our research and development expenses include our continued investment in our innovation capability and product pipeline.

Other Expense/(Income)—net (OIE)

OIE primarily consisted of net foreign currency losses and gains in the six months ended June 30, 2011 and 2010. The losses in 2011 primarily reflected losses on U.S. dollar denominated receivables held by our European manufacturing entity. The gains in 2010 primarily reflected currency gains in various markets largely offset by an $8.5 million loss recognized for Venezuela due to both the devaluation of the bolivar and the application of highly inflationary accounting.

Earnings before Interest and Income Taxes

EBIT from our two reportable segments, Asia/Latin America and North America/Europe, is reduced by Corporate and Other expenses. Corporate and Other consists of: unallocated general and administrative expenses; global business support activities, including research and development, marketing and supply chain costs; and income or expenses incurred within our operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

	Six Months Ended June 30,		% Change
(Dollars in millions)	2011	2010
Asia/Latin America	$426.6	$324.0	32%
North America/Europe	179.3	175.3	2%
Corporate and Other	(179.6)	(128.5)	40%

EBIT	$426.3	$370.8	15%

The increase in EBIT for Asia/Latin America was primarily related to sales growth and an improved margin, partially offset by higher expenses, primarily advertising and promotion, sales force growth, performance-based compensation, and outsourced service and system expenses, described below.

EBIT for North America/Europe increased due to sales growth and improved margin, partially offset by higher expenses, primarily advertising and promotion, distribution, sales force, performance-based compensation, and new outsourced service and system expenses.

The new outsourced service and system expenses recorded in the operating segments include new information technology, accounting and procurement operations servicing the segment. These new operations replace similar services provided by the Company’s former parent under transitional services agreements, which have consistently been reflected in Corporate and Other. Corporate and Other will continue to include the service fees paid to the Company’s former parent under transitional services agreements through the end of 2011, when these agreements will terminate.

Corporate and Other expenses increased due to higher IT separation costs and foreign exchange impacts from assets held in non-functional currencies.

Interest Expense—net

Interest expense primarily represented interest incurred on $1.5 billion of notes. Net interest expense increased 7% reflecting the fourth quarter 2010 termination of a portion of our fixed-to-floating interest rate swaps. The weighted average interest rate on our long-term debt, including the impact of the swaps, was 3.8% and 3.5% for the six months ended June 30, 2011 and 2010, respectively.

Income Taxes

The ETR for the six months ended June 30, 2011 and 2010, was 29.2% and 28.0%, respectively. The increase in the rate was primarily attributable to a change in our geographic earnings mix.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consists of an 11% and 10% interest held by third parties in the Company’s operating entities in China and Indonesia, respectively.

Net Earnings Attributable to Shareholders

For the foregoing reasons, net earnings attributable to shareholders for the six months ended June 30, 2011 increased 13% to $278.2 million compared with the six months ended June 30, 2010.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings under our $500.0 million revolving credit facility (Credit Facility). Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for inventory purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment, buildings and computer software. Cash flows used in financing activities primarily represent proceeds and repayments of short-term borrowings, dividend payments and share repurchases.

Cash and cash equivalents totaled $703.7 million at June 30, 2011. Cash and cash equivalents held outside the United States were $658.0 million at June 30, 2011, and are either determined to be permanently invested to fund non-U.S. operations or are planned to be repatriated to the United States. Tax expense on planned cash repatriations to the United States has previously been recognized but will not be paid until the repatriation event. Cash repatriations are subject to meeting regulatory requirements in certain jurisdictions and may be subject to withholding and other taxes.

Our board of directors previously authorized the repurchase of up to $300 million of the Company’s stock. The repurchase program is primarily intended to offset the dilutive effect on earnings from stock-based compensation over the next three years. During the six months ended June 30, 2011, we purchased 0.8 million shares under the program for $54.1 million. As of June 30, 2011, we have $245.7 million available under the authorization.

Cash Flows

We believe that cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Six Months Ended June 30,
(Dollars in millions)	2011	2010
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$283.8	$250.0
Depreciation and Amortization	37.6	31.5
Other	21.5	27.5
Changes in Assets and Liabilities	(48.8)	(105.4)
Pension and Other Post Retirement Benefits Contributions	(2.4)	(4.0)

Total Operating Activities	291.7	199.6
Investing Activities	(48.9)	(96.4)
Financing Activities	(156.1)	(223.2)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	21.4	(12.9)

Net Increase (Decrease) in Cash and Cash Equivalents	$108.1	$(132.9)

Cash flow from operating activities increased by $92.1 million in 2011 compared with 2010 primarily due to lower cash paid for income taxes and higher net earnings during the first six months of 2011.

Cash flow used in investing activities for the six months ended June 30, 2011 was $48.9 million and was driven primarily by the continued investment in our global IT platform.

Cash flow used in financing activities was $156.1 million for the six months ended June 30, 2011, and reflected $99.3 million of dividend payments and $55.4 million of treasury stock purchases. Cash flow used in financing activities was $223.2 million for the six months ended June 30, 2010, and reflected the repayment of $119.8 million in short-term borrowings, $87.2 million in dividend payments, and the payment of $47.0 million for our Mexico capital lease termination. These uses in 2010 were partially offset by the collection of a $30.0 million promissory note from Bristol-Myers Squibb Company.

Capital Expenditures

Capital expenditures of $49.7 million and the corresponding cash outflow of $49.5 million for the six months ended June 30, 2011, included the continued investment in our global IT platform. Capital expenditures of $78.1 million and the corresponding cash outflow of $92.9 million for the six months ended June 30, 2010, reflected the expansion of our research and development facilities, capitalized IT separation costs and investment in growth and innovation, including new packaging facilities. We expect capital expenditures in 2011 to be approximately $125 million, including an investment in our global IT platform and continued emphasis on investment in growth and innovation.

Short-Term Borrowings and Long-Term Debt

There were no short-term borrowings as of June 30, 2011. Short-term borrowings were $1.2 million as of December 31, 2010 and consisted of short-term loans.

On June 17, 2011, we entered into a five-year revolving credit facility agreement (2011 Credit Facility). The 2011 Credit Facility replaces our three-year revolving credit facility agreement dated February 17, 2009 (2009 Credit Facility). Borrowings from the 2011 Credit Facility are to be used for working capital and other general corporate purposes. The 2011 Credit Facility is unsecured and repayable on maturity in June 2016, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the 2011 Credit Facility is $500.0 million, which amount may be increased from time to time up to $750.0 million at our request and with the consent of the lenders, subject to satisfaction of customary conditions. The 2011 Credit Facility contains customary covenants whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. As of June 30, 2011, we were in compliance with these covenants. Borrowings under the 2011 Credit Facility bear interest at a rate that is determined as a base rate plus a margin. The base rate is either (a) LIBOR for a specified interest period, or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR. The margin is determined by reference to our credit rating. The margin can range from 0.075% to 1.45% over the base rate. In addition, we incur an annual 0.2% facility fee on the entire facility commitment of $500.0 million. There were no borrowings under the 2011 Credit Facility or the 2009 Credit Facility during the six months ended and as of June 30, 2011. There were no borrowings under the 2009 Credit Facility as of December 31, 2010. As of June 30, 2011, we have $500.0 million available to us under our 2011 Credit Facility.

On July 11, 2011, we terminated a notional amount of $500.0 million in interest rate swaps on our 3.50% Notes due 2014 with a fair value of $26.7 million including accrued interest and before fees. The fair value adjustment to the underlying debt from the terminated swap will be recognized as a reduction of interest expense over the remaining life of the underlying debt. The weighted average interest rate of our long-term debt, including the impact of the terminated swaps, is 4.2% for the remaining life of the debt.

For information on our short-term borrowings, long-term debt and interest rate swaps, see “Item 1. Financial Statements.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks, uncertainties, and assumptions including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) under Item 1A, “Risk Factors,” and in Part II of this report under Item 1A, “Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There is no material change in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2010 Form 10-K.

ITEM 4. Controls and Procedures.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2011, we continued a phased global implementation of a new Enterprise Resource Planning (ERP) system and transaction processing services. The new ERP system and transaction processing services are part of a global initiative to transition, replace or retire the ERP and transaction processing services provided to us by Bristol-Myers Squibb Company under various transition services agreements. Specifically in the quarter, we transitioned most of the processes and procedures for our Latin America and Europe operations to the new ERP system and service provider. The implementation of this phase of the project has involved changes to certain internal controls over financial reporting, which we believe were material. We expect this global transition to be completed in 2011.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information pertaining to legal proceedings can be found in Part I of this report under Item 1, “Financial Statements” in Note 14 to the interim consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. Risk Factors.

Except for the addition of the risk factor described below, there is no material change in the information reported under Item 1A, “Risk Factors” contained in our 2010 Form 10-K.

Our China operations subject us to risks that could negatively affect our business.

A significant and growing portion of our revenue is derived from sales in China. Consequently, our overall financial results are increasingly dependent on this market, and our business is increasingly exposed to risks there. These risks include changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), tax rates and laws and consumer preferences, as well as changes in the regulatory environment and increased competition. In addition, our results of operations in China and the value of our Chinese assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

Furthermore, any significant or prolonged deterioration in U.S.-China relations could adversely affect our China business. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If we were unable to enforce our intellectual property or contract rights in China, our business would be adversely impacted.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending June 30, 2011:

(Dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
April 1, 2011 through April 30, 2011	—	$—	—	$276.1
May 1, 2011 through May 31, 2011	259,431	66.71	259,431	258.8
June 1, 2011 through June 30, 2011	200,000	65.52	200,000	245.7

	459,431	$66.19	459,431	$245.7

(1)	The total number of shares purchased does not include shares surrendered to the Company to pay the exercise price in connection with the exercise of employee stock options or shares surrendered to the Company to satisfy tax withholding obligations in connection with the exercise of employee stock options or the vesting of restricted stock units.
(2)	Average Price Paid per Share includes commissions.
(3)	In March 2010, the Company announced that its board of directors authorized the Company to repurchase up to $300 million of its common stock, from time to time, on the open market. This program does not have an expiration date.

ITEM 6. Exhibits

EXHIBIT INDEX

EXHIBIT NO.

10.1	Five Year Revolving Credit Facility Agreement, dated as of June 17, 2011, among Mead Johnson Nutrition Company, Mead Johnson & Company, LLC, the borrowing subsidiaries, the lenders named therein, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Royal Bank of Canada, as Co-Documentation Agents, Citibank, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the President and Chief Executive Officer.

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the President and Chief Financial Officer.

32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements and footnotes from the Mead Johnson Nutrition Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mead Johnson Nutrition Company

Date: July 28, 2011	By: /s/ STANLEY D. BURHANS
Stanley D. Burhans Vice President and Controller (Authorized Officer and Chief Accounting Officer)