Form 10-Q
period 2011-09-30
Mead Johnson Nutrition Co
filed 2011-10-27
CIK 1452575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 21, 2011, there were 203,564,580 shares of Common Stock outstanding.

MEAD JOHNSON NUTRITION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF MEAD JOHNSON NUTRITION COMPANY

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

 (Dollars in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
NET SALES	$933.9	$810.2	$2,765.7	$2,337.9
COST OF PRODUCTS SOLD	358.3	296.3	1,007.4	846.8
GROSS PROFIT	575.6	513.9	1,758.3	1,491.1
EXPENSES:
Selling, General and Administrative	229.5	190.2	689.5	544.2
Advertising and Promotion	129.8	112.4	373.0	326.7
Research and Development	22.9	18.5	64.4	58.3
Other Expenses/(Income)—net	(8.3)	27.3	3.4	25.6
EARNINGS BEFORE INTEREST AND INCOME TAXES	201.7	165.5	628.0	536.3

INTEREST EXPENSE—NET	13.1	12.0	38.4	35.7
EARNINGS BEFORE INCOME TAXES	188.6	153.5	589.6	500.6

PROVISION FOR INCOME TAXES	42.7	46.1	159.9	143.2
NET EARNINGS	145.9	107.4	429.7	357.4
Less: Net Earnings Attributable to Noncontrolling Interests	1.2	1.3	6.8	4.3
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$144.7	$106.1	$422.9	$353.1

Earnings per Share—Basic
Net Earnings Attributable to Shareholders	$0.71	$0.52	$2.06	$1.72

Earnings per Share—Diluted
Net Earnings Attributable to Shareholders	$0.70	$0.52	$2.06	$1.72

Dividends Declared per Share	$0.26	$0.225	$0.78	$0.675

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS

 (Dollars and shares in millions, except per share data)

(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$761.3	$595.6
Receivables—net of allowances of $6.1 and $8.3, respectively	358.9	352.0
Inventories	441.1	356.7
Deferred Income Taxes—net of valuation allowance	91.2	97.9
Income Taxes Receivable	9.0	15.6
Prepaid Expenses and Other Assets	54.4	31.2
Total Current Assets	1,715.9	1,449.0
Property, Plant, and Equipment—net	557.7	550.5
Goodwill	117.5	117.5
Other Intangible Assets—net	90.6	80.3
Deferred Income Taxes—net of valuation allowance	18.3	13.4
Other Assets	80.0	82.4
TOTAL	$2,580.0	$2,293.1

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-Term Borrowings	$—	$1.2
Accounts Payable	398.2	365.8
Dividends Payable	53.3	46.3
Accrued Expenses	238.7	208.7
Accrued Rebates and Returns	287.3	278.9
Deferred Income—current	23.8	37.0
Income Taxes—payable and deferred	36.3	38.2
Total Current Liabilities	1,037.6	976.1
Long-Term Debt	1,534.1	1,532.5
Deferred Income—noncurrent	2.4	2.1
Deferred Income Taxes—noncurrent	45.0	42.6
Pension, Post Retirement and Post Employment Liabilities	72.3	71.7
Other Liabilities	33.4	26.4
Total Liabilities	2,724.8	2,651.4
COMMITMENTS AND CONTINGENCIES
EQUITY (DEFICIT)
Shareholders’ Equity
Common Stock, $0.01 par value: 4,200 authorized, 204.9 and 204.8 issued, respectively	2.0	2.0
Additional Paid-in (Distributed) Capital	(740.8)	(775.6)
Retained Earnings	737.4	474.0
Treasury Stock—at cost	(84.8)	(3.2)
Accumulated Other Comprehensive Income (Loss)	(66.1)	(64.6)
Total Shareholders’ Equity (Deficit)	(152.3)	(367.4)
Noncontrolling Interests	7.5	9.1
Total Equity (Deficit)	(144.8)	(358.3)
TOTAL	$2,580.0	$2,293.1

The accompanying notes are an integral part of these financial statements.

 MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$429.7	$357.4
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	57.1	47.4
Other	33.7	34.3
Changes in Assets and Liabilities	(56.0)	(55.2)
Pension and Other Post Retirement Benefits Contributions	(4.6)	(35.0)
Net Cash Provided by Operating Activities	459.9	348.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(77.4)	(142.3)
Proceeds from Sale of Property, Plant and Equipment	1.1	2.2
Investment in Other Companies	—	(5.5)
Net Cash Used in Investing Activities	(76.3)	(145.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	67.4	103.2
Repayments of Short-term Borrowings	(68.6)	(220.0)
Payment for Capital Lease Termination	—	(47.0)
Payments of Dividends	(152.6)	(133.4)
Proceeds from Stock Option Exercises	3.1	1.6
Purchases of Treasury Stock	(82.8)	(0.2)
Proceeds from Termination of Interest Rate Swaps	23.5	—
Distributions to Noncontrolling Interests	(8.6)	—
Proceeds from Promissory Note from BMS	—	30.0
Net Cash Used in Financing Activities	(218.6)	(265.8)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	0.7	3.3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	165.7	(59.2)
CASH AND CASH EQUIVALENTS:
Beginning of Period	595.6	561.1
End of Period	$761.3	$501.9

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2011, and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010, and its cash flows for the nine months ended September 30, 2011 and 2010. Material subsequent events are evaluated for disclosure up to the time of issuance of the financial statements. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results or future performance.

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

Fair Value Measurements—The fair value of financial assets and liabilities are classified in the fair value hierarchy as follows: Level 1 — quoted prices in active markets for identical assets or liabilities, Level 2 — observable prices that are based on inputs not quoted on active markets, and Level 3 — unobservable inputs that reflect estimates about the assumptions market participants would use in pricing the asset or liability.

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

In September 2011, FASB issued ASU No. 2011- 08, Intangibles — Goodwill and Other (Topic 350), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If, as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. ASU 2011- 08 is effective for the Company in the period beginning January 1, 2012 and early adoption is permitted. The Company does not expect the adoption of this topic to have a material effect on the consolidated financial statements.

3.             EARNINGS PER SHARE

The numerator for basic and diluted earnings per share is net earnings attributable to shareholders reduced by dividends and undistributed earnings attributable to unvested shares. The denominator for basic earnings per share is the weighted-average shares outstanding during the period. The denominator for diluted earnings per share is the weighted-average shares outstanding adjusted for the effect of dilutive stock options and performance share awards.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2011	2010	2011	2010
Basic earnings per share:
Weighted-average shares outstanding	204.0	204.6	204.4	204.5
Net earnings attributable to shareholders	$144.7	$106.1	$422.9	$353.1
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.4)	(1.2)	(1.2)
Net earnings attributable to shareholders used for basic earnings per share calculation	$144.3	$105.7	$421.7	$351.9
Net earnings attributable to shareholders per share	$0.71	$0.52	$2.06	$1.72
Diluted earnings per share:
Weighted-average shares outstanding	204.0	204.6	204.4	204.5
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance share awards	0.7	0.3	0.6	0.4

Weighted-average shares – diluted	204.7	204.9	205.0	204.9
Net earnings attributable to shareholders	$144.7	$106.1	$422.9	$353.1
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.4)	(1.2)	(1.2)

Net earnings attributable to shareholders used for diluted earnings per share calculation	$144.3	$105.7	$421.7	$351.9
Net earnings attributable to shareholders per share	$0.70	$0.52	$2.06	$1.72

Potential shares outstanding from all stock-based awards were 3.2 million and 2.3 million as of September 30, 2011 and 2010, respectively, of which 2.5 million and 2.0 million were not included in the diluted earnings per share calculation for the three months ended September 30, 2011 and 2010, respectively, and 2.6 million and 1.9 million were not included in the diluted earnings per share calculation for the nine months ended September 30, 2011 and 2010, respectively.

4.                      INCOME TAXES

The effective tax rate for the three months ended September 30, 2011 and 2010 was 22.6% and 30.0%, respectively. The decrease in the effective tax rate was primarily attributable to a change in the geographic earnings mix, favorable return-to-provision adjustments in 2011, including adjustments for manufacturing, research and development incentives, compared with unfavorable return-to-provision adjustments in 2010, and the standard quarterly accruals necessary to record the tax liability using the latest full year projected effective tax rate. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 27.1% and 28.6%, respectively. The decrease in the effective tax rate was primarily attributable to a change in the geographic earnings mix and favorable return-to-provision adjustments in 2011, including adjustments for manufacturing, research and development incentives, compared with unfavorable return-to-provision adjustments in 2010.

The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of September 30, 2011 and December 31, 2010, was $25.0 million and $17.1 million, respectively. Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (BMS) maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has recorded a receivable from BMS for uncertain tax positions, including penalties and interest, of $16.3 million as of September 30, 2011. The Company believes that it has adequately provided for all uncertain tax positions. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of unrecognized tax benefits.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2011	2010	2011	2010	2011	2010	2011	2010
Asia/Latin America	$636.1	$489.7	$198.4	$168.0	$1,824.6	$1,417.4	$625.0	$492.0
North America/Europe	297.8	320.5	71.9	97.4	941.1	920.5	251.2	272.7
Total operating segments	933.9	810.2	270.3	265.4	2,765.7	2,337.9	876.2	764.7
Corporate and Other	—	—	(68.6)	(99.9)	—	—	(248.2)	(228.4)
Total	$933.9	$810.2	$201.7	$165.5	$2,765.7	$2,337.9	$628.0	$536.3

6.                       EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Stock options	$1.6	$0.9	$4.4	$2.9
Performance share awards	6.0	1.2	18.2	3.8
Restricted stock units	2.8	2.4	8.3	7.4
Total pretax stock-based compensation expense	$10.4	$4.5	$30.9	$14.1
Net tax benefit related to stock-based compensation expense	$(3.6)	$(1.8)	$(10.7)	$(4.0)

During the nine months ended September 30, 2011, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted-Average Grant Date Fair Value
Stock options	0.6	$14.70
Performance share awards	0.3	$56.04
Restricted stock units	0.1	$59.09

As of September 30, 2011, the Company had the following awards outstanding and related expense yet to be recognized:

(Dollars and shares in millions)	Outstanding	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	1.8	$8.4	1.9
Performance share awards	0.6	$16.6	1.4
Restricted stock units	0.7	$15.2	2.5

7.             PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post retirement benefit plans included:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost — benefits earned during the period	$0.8	$0.7	$0.2	$0.2	$2.5	$2.1	$0.6	$0.7
Interest cost on projected benefit obligations	4.2	4.4	0.3	0.2	12.7	13.3	1.0	0.8
Expected return on plan assets	(4.2)	(4.0)	—	—	(13.3)	(12.1)	—	—
Amortization of net actuarial loss	0.7	0.8	0.4	0.4	2.3	2.2	1.3	0.9
Amortization of prior service (benefit)	—	—	—	(0.1)	—	—	(0.1)	(0.1)
Net periodic benefit cost	$1.5	$1.9	$0.9	$0.7	$4.2	$5.5	$2.8	$2.3
Settlements	—	9.1	—	—	0.1	9.1	—	—
Total net periodic benefit cost	$1.5	$11.0	$0.9	$0.7	$4.3	$14.6	$2.8	$2.3

Settlements reflected the recognition of losses that were previously deferred within accumulated other comprehensive income (loss) attributable to plan participants who have received lump sum distributions during the plan year. Recognition of settlements is triggered when the amount paid for lump sum distributions from a plan exceeds the sum of service and interest cost for the plan year. For the U.S. pension plan, losses reclassified to settlements were zero and $9.1 million for the periods ended September 30, 2011 and 2010, respectively.

8.                       NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of an 11% and 10% interest held by third parties in the Company’s operating entities in China and Indonesia, respectively.

9.                      INVENTORIES

The major categories of inventories were as follows:

(In millions)	September 30, 2011	December 31, 2010
Finished goods	$245.5	$201.5
Work in process	79.6	73.1
Raw and packaging materials	116.0	82.1
Inventories	$441.1	$356.7

10.     PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

(In millions)	September 30, 2011	December 31, 2010
Land	$5.9	$4.2
Buildings	477.8	469.3
Machinery, equipment, and fixtures	576.5	558.8
Construction in progress	45.8	44.5
Accumulated depreciation	(548.3)	(526.3)
Property, plant, and equipment—net	$557.7	$550.5

11.                SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

There were no short-term borrowings as of September 30, 2011. Short-term borrowings were $1.2 million as of December 31, 2010, and consisted of short-term loans.

On June 17, 2011, the Company entered into a five-year revolving credit facility agreement (2011 Credit Facility). The 2011 Credit Facility replaces the Company’s three-year revolving credit facility agreement dated February 17, 2009 (2009 Credit Facility). Borrowings from the 2011 Credit Facility are to be used for working capital and other general corporate purposes. The 2011 Credit Facility is unsecured and repayable at maturity in June 2016, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the 2011 Credit Facility is $500.0 million, which amount may be increased from time to time up to $750.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The 2011 Credit Facility contains financial covenants whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. As of September 30, 2011, the Company was in compliance with these covenants. Borrowings under the 2011 Credit Facility bear interest at a rate that is determined as a base rate plus a margin. The base rate is either (a) LIBOR for a specified interest period, or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR. The margin is determined by reference to the Company’s credit rating. The margin can range from 0.075% to 1.45% over the base rate. In addition, the Company incurs an annual 0.2% facility fee on the entire facility commitment of $500.0 million.

There were no borrowings under the 2011 Credit Facility as of September 30, 2011. The borrowings from the 2011 Credit Facility during the three and nine months ended September 30, 2011 had a weighted-average interest rate of 1.60%. There were no borrowings under the 2009 Credit Facility during the nine months ended September 30, 2011. The borrowings from the 2009 Credit Facility during the three and nine months ended September 30, 2010 had a weighted-average interest rate of 2.59% and 2.63%, respectively. There were no borrowings under the 2009 Credit Facility as of December 31, 2010.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	September 30, 2011	December 31, 2010
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0

Subtotal	1,500.0	1,500.0
Adjustments to Principal Value:
Basis adjustment for fair value of outstanding interest rate swaps	—	20.1
Unamortized basis adjustment for terminated interest rate swaps	37.7	16.5
Unamortized bond discount	(3.6)	(4.1)

Long-term debt	$1,534.1	$1,532.5

Based on the Company’s assessment of current market conditions for debt of similar maturity, structure and risk, the estimated fair value of the Company’s debt was $1,637.6 million as of September 30, 2011.

Interest expense and interest income for the three months ended September 30, 2011, were $15.6 million and $2.5 million, respectively, compared with $13.3 million and $1.3 million, respectively, for the same period in 2010. Interest expense and interest income for the nine months ended September 30, 2011, was $44.5 million and $6.1 million, respectively, compared with $39.2 million and $3.5 million, respectively, for the same period in 2010.

12.                DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Derivatives

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These financial instruments are in Level 2 of the fair value hierarchy for both periods presented. For the nine months ended September 30, 2011 and 2010, there were no transfers between levels in the fair value hierarchy. Derivative financial instruments are not used for speculative purposes.

The following table summarizes the Company’s fair value of outstanding derivatives designated as hedging instruments:

(In millions)	Balance Sheet Location	September 30, 2011	December 31, 2010
Cash flow hedges:
Foreign exchange contracts	Accrued expenses	$—	$(2.3)
Foreign exchange contracts	Other assets	9.8	—
Fair value hedges:
Interest rate swaps	Other assets	—	20.1

Net asset of derivatives designated as hedging instruments		$9.8	$17.8

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A or higher by Standard & Poor’s Rating Service and Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at September 30, 2011 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

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

The Company assesses hedge effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. For the three and nine months ended September 30, 2011, the impact of hedge ineffectiveness on earnings was $1.5 million. For the three and nine months ended September 30, 2010, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three and nine months ended September 30, 2011 and 2010, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts—The effective portion of changes in the fair value of foreign exchange contracts is recognized in earnings when the hedged item affects earnings, in cost of products sold, or deemed ineffective, in other expenses/(income)—net. The majority of the Company’s foreign exchange contracts qualify as hedges of probable forecasted cash flows.

As of September 30, 2011, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $139.7 million, with a fair value of $9.8 million in net assets. As of December 31, 2010, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $142.0 million, with a fair value of $2.3 million in net liabilities. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2011	2010
Balance—January 1:	$(1.8)	$(2.9)
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	5.9	(3.4)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	5.4	6.6
Change in deferred taxes	(3.3)	(0.9)

Balance—September 30:	$6.2	$(0.6)

At September 30, 2011, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) was $6.2 million, $5.4 million of which is expected to be reclassified into earnings within the next 12 months.

Fair Value Hedges

The Company may, from time to time, enter into fixed-to-floating interest rate swaps as part of its interest rate management strategy. The gain or loss on these swaps that are designated and qualify as fair value hedges will be recognized in current earnings and offset by the loss or gain on the hedged item. These swaps are recorded at fair value. The fair value of the interest rate swaps is the present value of the future cash flows calculated based on forecasted LIBOR rates from a third party bank including credit value adjustments.

Interest Rate Swaps—In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. There were no interest rate swaps outstanding at September 30, 2011. There were no ineffective fair value hedges for the three and nine months ended September 30, 2011 and 2010.

(Gain) loss on marked to market of fair value hedges recorded in interest expense—net was as follows:

(In millions)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
(Gain) loss on marked to market of swaps	$(0.4)	$(4.2)
(Gain) loss on marked to market of hedged items	$0.4	$4.2

The earnings impact from interest rate swaps was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Recognized in interest expense	$(0.4)	$(4.4)	$(6.3)	$(13.6)
Amortization of basis adjustment for terminated interest rate swaps recognized in interest expense	(2.1)	—	(3.1)	—
Total increase (decrease) in interest expense	$(2.5)	$(4.4)	$(9.4)	$(13.6)

See Note 11 for discussion on the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds, which totaled $405.3 million and $246.8 million as of September 30, 2011 and December 31, 2010, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet.

13.                EQUITY

The following table summarizes the Company’s equity and comprehensive income activity:

(In millions)	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2011	$(358.3)	$(367.4)	$9.1
Comprehensive income:
Net earnings	429.7	422.9	6.8
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $4.0	(9.8)	(10.0)	0.2
Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $(3.3)	8.0	8.0	—
Amortization of deferred losses on pension and other post retirement benefits, net of tax of $(3.3)	0.5	0.5	—
Total comprehensive income	428.4	421.4	7.0

Stock-based compensation	34.8	34.8	—
Treasury stock acquired	(81.6)	(81.6)	—
Cash dividends declared	(159.5)	(159.5)	—
Distributions to noncontrolling interests	(8.6)	—	(8.6)

Balance as of September 30, 2011	$(144.8)	$(152.3)	$7.5

Balance as of January 1, 2010	$(664.3)	$(674.9)	$10.6
Comprehensive income:
Net earnings	357.4	353.1	4.3
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $(8.3)	10.7	10.7	—
Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $(0.9)	2.3	2.3	—
Amortization of deferred losses on pension and other post retirement benefits, net of tax of $(3.6)	8.2	8.2	—
Total comprehensive income	378.6	374.3	4.3

Stock-based compensation	15.7	15.7	—
Treasury stock acquired	(0.2)	(0.2)	—
Distributions to noncontrolling interests	(6.7)	—	(6.7)
Cash dividends declared	(138.8)	(138.8)	—

Balance as of September 30, 2010	$(415.7)	$(423.9)	$8.2

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2011	204.8	(0.1)	$(3.2)
Stock-based compensation	0.1	—	—
Treasury stock purchases	—	(1.2)	(81.6)

Balance as of September 30, 2011	204.9	(1.3)	$(84.8)

Balance as of January 1, 2010	204.5	—	$—
Stock-based compensation	0.1	—	(0.1)
Treasury stock purchases	—	—	(0.1)

Balance as of September 30, 2010	204.6	—	$(0.2)

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

On March 16, 2010, MJN’s board of directors authorized the repurchase of up to $300 million of the Company’s stock. As of September 30, 2011, 1.2 million shares under the program have been repurchased at an average cost per share of $64.70.

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

As previously reported, on March 18, 2011, the Company’s subsidiary Mead Johnson & Company, LLC (MJC) obtained preliminary court approval of a nationwide class settlement with plaintiffs in eight putative consumer class actions that had been consolidated and transferred to the U.S. District Court for the Southern District of Florida. The suits all involved allegations of false and misleading advertising with respect to certain Enfamil LIPIL infant formula advertising, and the settlement will resolve all claims in all of the pending suits. At a September 26, 2011 hearing, the court found the settlement to be fair, reasonable and adequate and stated its intention to issue a final approval, which is expected on or about November 11, 2011. The settlement allows consumers who purchased Enfamil LIPIL infant formula between October 13, 2005, and March 31, 2010, to receive infant formula or cash. The amount each consumer can receive depends on how long the consumer purchased the formula; consumers who received their formula through the Women, Infants and Children (WIC) program are not eligible to participate. If the total amount claimed falls below $8.0 million (valuing the product at retail value), MJC will donate the difference in the form of product to appropriate charities. If the amount of claims otherwise would exceed $12.0 million, benefits will be prorated. MJC also has agreed not to oppose, and the court approved, attorneys’ fees and expenses to plaintiffs’ counsel (not to exceed $3.6 million) and to pay costs of notice and settlement administration. The period within which class members may make claims expires on November 25, 2011, and the Company expects distribution of benefits to begin shortly thereafter. The Company does not expect the settlement to have a material adverse effect on its results of operations or financial condition.

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although MJN cannot predict with certainty the ultimate resolution of these or other lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material adverse effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of September 30, 2011, with respect to one or more of these proceedings could have a material adverse effect on the Company’s results of operations or the periods in which a loss is recognized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of Our Business

We are a global leader in pediatric nutrition. We are committed to building trusted nutritional brands and products that help improve the health and development of infants and children around the world and provide them with the best start in life. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or industry-defining products across each of our product categories. We operate in four geographic operating segments: Asia, Europe, Latin America and North America. Due to similarities in the economics, products offered, production process, customer base and regulatory environment, these operating segments have been aggregated into two reportable segments: Asia/Latin America and North America/Europe.

Executive Summary

For the nine months ended September 30, 2011, sales increased 18%. The sales growth was led by our Asia/Latin America segment which grew by 29% and now accounts for 66% of sales. China/Hong Kong continues to lead the growth in Asia. In Latin America, nearly all of our markets grew by double-digits. Sales increased 2% in our North America/Europe segment, driven by market share gains in the United States, partially offset by declining birth rates and lower consumption. The U.S. share gains were the result of successful product launches in the prior and current year and a competitor’s product recall late in 2010. The favorable effect of foreign currency remeasurement and a decline in our effective tax rate were offset partially by higher global commodity and IT separation costs. Year-to-date earnings per share grew 20% on 18% sales growth.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended September 30, 2011 and 2010:

				% of Net Sales
(In millions, except per share data)	2011	2010	% Change	2011	2010
Net Sales	$933.9	$810.2	15%	—	—
Earnings before Interest and Income Taxes (EBIT)	201.7	165.5	22%	22%	20%
Interest Expense—net	13.1	12.0	9%	2%	1%
Earnings before Income Taxes	188.6	153.5	23%	20%	19%
Provision for Income Taxes	42.7	46.1	(7)%	5%	6%
Effective Tax Rate (ETR)	22.6%	30.0%
Net Earnings	145.9	107.4	36%	15%	13%
Less: Net Earnings Attributable to Noncontrolling Interests	1.2	1.3	(8)%	0%	0%
Net Earnings Attributable to Shareholders	$144.7	$106.1	36%	15%	13%
Weighted-Average Common Shares– Diluted	204.7	204.9
Earnings per Common Share—Diluted	$0.70	$0.52	35%

The results for the three months ended September 30, 2011 and 2010 included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Three Months Ended September 30,
(In millions)	2011	2010
IT and other separation costs	$21.1	$14.0
Severance and other costs	0.2	4.3
Legal, settlements and related costs	3.2	1.0

Specified Items before income taxes	$24.5	$19.3
Income tax impact on items above	(8.2)	(7.6)

Specified Items after taxes	$16.3	$11.7

Net Sales

Our net sales by reportable segments are shown in the table below:

				% Change Due to
	Three Months Ended September 30,					Foreign
(Dollars in millions)	2011	2010	% Change	Volume	Price	Exchange
Asia/Latin America	$636.1	$489.7	30%	19%	6%	5%
North America/Europe	297.8	320.5	(7)%	(10)%	2%	1%

Net Sales	$933.9	$810.2	15%	7%	4%	4%

The increase in volume in the Asia/Latin America segment was primarily driven by market growth and market share gains attributed to our investments in advertising and promotion, sales force, and product innovation. Asia sales also benefitted from increased retailer purchases in advance of the October 2011 IT platform transition. Our strongest performance in the segment continues to be in China/Hong Kong, primarily reflecting increased market share, market growth, and geographic expansion into additional cities. In Latin America, nearly all of our markets experienced double-digit growth.

The decrease in North America/Europe sales was largely due to lower U.S. sales. In the third quarter of 2010, U.S. sales benefitted from increased demand due to a competitor’s product recall and increased retailer purchases in advance of the fourth quarter 2010 IT platform transition in North America. Our U.S. market share remains above that of the third quarter of 2010, while overall market size has continued to decline.

Our net sales by product category are shown in the table below:

	Three Months Ended September 30,
(Dollars in millions)	2011	2010	% Change
Infant Formula	$540.9	$505.4	7%
Children’s Nutrition	370.5	284.0	30%
Other	22.5	20.8	8%

Net Sales	$933.9	$810.2	15%

Infant formula accounts for approximately 90% of our sales in North America/Europe. Infant formula sales growth reflected the weighted-average of the growth rates in Asia/Latin America and North America/Europe. Growth in children’s nutrition reflected the performance in Asia/Latin America.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Three Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2011	2010	2011	2010
Gross Sales	$1,195.8	$1,070.6	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	177.7	173.5	15%	16%
Sales Discounts	39.3	32.8	3%	3%
Returns	15.5	21.4	1%	2%
Cash Discounts	11.0	11.4	1%	1%
Prime Vendor Charge-Backs	7.8	8.6	1%	1%
Coupons and Other Adjustments	10.6	12.7	1%	1%

Total Gross-to-Net Sales Adjustments	261.9	260.4	22%	24%

Total Net Sales	$933.9	$810.2	78%	76%

Gross-to-net sales adjustments declined as a percentage of gross sales as U.S. WIC rebates declined as a percentage of global gross sales due to higher growth in the Asia/Latin America segment.

Gross Profit

	Three Months Ended September 30,
(Dollars in millions)	2011	2010	% Change
Net Sales	$933.9	$810.2	15%
Cost of Products Sold	358.3	296.3	21%

Gross Profit	$575.6	$513.9	12%
Gross Margin	61.6%	63.4%

The decrease in gross margin compared with a year ago was due to higher commodity costs, particularly dairy inputs, and manufacturing costs, including additional airfreight costs to rebalance inventories across the globe and manufacturing inefficiencies, partially offset by higher pricing and productivity gains. We expect the gross margin in the fourth quarter to decline further as a result of increased commodity costs.

Expenses

	Three Months Ended September 30,			% of Net Sales
(Dollars in millions)	2011	2010	% Change	2011	2010
Selling, General and Administrative	$229.5	$190.2	21%	25%	23%
Advertising and Promotion	129.8	112.4	15%	14%	14%
Research and Development	22.9	18.5	24%	2%	2%
Other Expenses/(Income)—net	(8.3)	27.3	nm*	(1)%	3%

*not meaningful

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A reflected higher sales force and distribution expenses, higher expense for performance-based compensation and higher IT separation costs.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. The increase in advertising and promotion expenses reflected continued demand-generation investments in support of our strategic growth initiatives.

Research and Development Expenses

Our research and development expenses include our continued investment in our innovation capability and product pipeline.

Other Expense/(Income)—net (OIE)

For the three months ended September 30, 2011, OIE included net foreign currency gains of $13.6 million, which primarily reflected gains on U.S. dollar denominated balances held by our foreign manufacturing subsidiaries. For the three months ended September 30, 2010, OIE included net foreign currency losses of $10.4 million, which primarily reflected losses on U.S. dollar denominated balances held by our foreign manufacturing subsidiaries, and pension settlement costs of $9.1 million.

Earnings before Interest and Income Taxes

EBIT from our two reportable segments is reduced by Corporate and Other expenses. Corporate and Other consists of: unallocated general and administrative expenses; global business support activities, including research and development, marketing and supply chain costs; and income or expenses incurred within our operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

	Three Months Ended September 30,
(Dollars in millions)	2011	2010	% Change
Asia/Latin America	$198.4	$168.0	18%
North America/Europe	71.9	97.4	(26)%
Corporate and Other	(68.6)	(99.9)	(31)%

EBIT	$201.7	$165.5	22%

The increase in EBIT for Asia/Latin America was primarily related to sales growth, partially offset by higher expenses, primarily advertising and promotion, sales force growth, and new outsourced service and system expenses, described below.

EBIT for North America/Europe declined due to lower sales in the United States and higher expenses, primarily performance-based compensation, new outsourced service and system expenses and distribution expense.

The new outsourced service and system expenses recorded in the operating segments include new information technology, accounting and procurement operations servicing the segment. These new operations replace similar services provided by the Company’s former parent under transitional services agreements; the replaced services have been consistently reflected in Corporate and Other. Corporate and Other continues to include the service fees paid to the Company’s former parent under transitional services agreements through the end of 2011, when these agreements will terminate.

Corporate and Other expenses decreased due to foreign exchange impacts from assets held in non-functional currencies and $9.1 million in pension settlement costs in 2010 not incurred in year-to-date 2011, partially offset by an increase in IT separation costs.

Interest Expense—net

Interest expense primarily represented interest incurred on $1.5 billion of notes. Net interest expense increased 9% reflecting the termination of our fixed-to-floating interest rate swaps. The weighted average interest rate on our long-term debt, including the impact of the swaps, was 4.1% and 3.6% for the three months ended September 30, 2011 and 2010, respectively.

Income Taxes

The ETR for the three months ended September 30, 2011 and 2010 was 22.6% and 30.0%, respectively. The decrease in the ETR was primarily attributable to a change in our geographic earnings mix, favorable return-to-provision adjustments in 2011, including adjustments for manufacturing, research and development incentives, compared with unfavorable return-to-provision adjustments in 2010, and the standard quarterly accruals necessary to record the tax liability using the latest full year projected effective tax rate.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consists of an 11% and 10% interest held by third parties in the Company’s operating entities in China and Indonesia, respectively.

Net Earnings Attributable to Shareholders

For the foregoing reasons, net earnings attributable to shareholders for the three months ended September 30, 2011 increased 36% to $144.7 million compared with the three months ended September 30, 2010.

Nine Months Results of Operations

Below is a summary of comparative results of operations for the nine months ended September 30, 2011 and 2010:

				% of Net Sales
(In millions, except per share data)	2011	2010	% Change	2011	2010
Net Sales	$2,765.7	$2,337.9	18%	—	—
Earnings before Interest and Income Taxes (EBIT)	628.0	536.3	17%	23%	23%
Interest Expense—net	38.4	35.7	8%	2%	2%
Earnings before Income Taxes	589.6	500.6	18%	21%	21%
Provision for Income Taxes	159.9	143.2	12%	6%	6%
Effective Tax Rate (ETR)	27.1%	28.6%
Net Earnings	429.7	357.4	20%	15%	15%
Less: Net Earnings Attributable to Noncontrolling Interests	6.8	4.3	58%	0%	0%
Net Earnings Attributable to Shareholders	$422.9	$353.1	20%	15%	15%
Weighted-Average Common Shares– Diluted	205.0	204.9
Earnings per Common Share—Diluted	$2.06	$1.72	20%

The results for the nine months ended September 30, 2011 and 2010 included several items that affect the comparability of our results. These Specified Items are listed in the table below.

	Nine Months Ended September 30,
(In millions)	2011	2010
IT and other separation costs	$61.2	$33.9
Severance and other costs	0.2	4.8
Legal, settlements and related costs	4.4	4.6

Specified Items before income taxes	$65.8	$43.3
Income tax impact on items above	(22.2)	(14.7)

Specified Items after taxes	$43.6	$28.6

Net Sales

Our net sales by reportable segments are shown in the table below:

				% Change Due to
	Nine Months Ended September 30,					Foreign
(Dollars in millions)	2011	2010	% Change	Volume	Price	Exchange
Asia/Latin America	$1,824.6	$1,417.4	29%	19%	5%	5%
North America/Europe	941.1	920.5	2%	1%	0%	1%

Net Sales	$2,765.7	$2,337.9	18%	12%	3%	3%

The increase in volume in Asia/Latin America was driven by market growth, market share gains attributed to our investments in advertising and promotion, sales force, and product innovation. The majority of markets in this segment saw strong double-digit growth. Our strongest performance continues to be in China/Hong Kong, primarily reflecting increased market share, market growth, and geographic expansion into additional cities. In Latin America, nearly all of our markets experienced double-digit growth. Asia/Latin America now accounts for 66% of sales.

The increase in North America/Europe sales was largely due to higher U.S. sales. The U.S. business grew due to market share gains from successful product launches in the prior and current year and from the effects of a competitor’s product recall late in 2010, partially offset by the contraction in the U.S. market due to declining births and lower consumption.

Our net sales by product category are shown in the table below:

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010	% Change
Infant Formula	$1,641.0	$1,453.4	13%
Children’s Nutrition	1,054.9	825.6	28%
Other	69.8	58.9	19%

Net Sales	$2,765.7	$2,337.9	18%

Infant formula accounts for approximately 90% of our sales in North America/Europe. Infant formula sales growth reflected the weighted-average of the growth rates in Asia/Latin America and North America/Europe. Growth in children’s nutrition reflected the performance in Asia/Latin America.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Nine Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2011	2010	2011	2010
Gross Sales	$3,538.9	$3,082.8	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	514.6	505.5	15%	16%
Sales Discounts	108.5	86.8	3%	3%
Returns	59.6	60.4	2%	2%
Cash Discounts	34.1	32.3	1%	1%
Prime Vendor Charge-Backs	23.1	26.0	0%	1%
Coupons and Other Adjustments	33.3	33.9	1%	1%

Total Gross-to-Net Sales Adjustments	773.2	744.9	22%	24%

Total Net Sales	$2,765.7	$2,337.9	78%	76%

Gross-to-net sales adjustments declined as a percentage of gross sales as U.S. WIC rebates declined as a percentage of global gross sales due to higher growth in the Asia/Latin America segment.

Gross Profit

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010	% Change
Net Sales	$2,765.7	$2,337.9	18%
Cost of Products Sold	1,007.4	846.8	19%

Gross Profit	$1,758.3	$1,491.1	18%
Gross Margin	63.6%	63.8%

Gross margin can vary from period to period due to changes in commodity costs and the timing of manufacturing variances and promotions. The decline in gross margin compared with a year ago is due to higher commodity costs, particularly dairy inputs, partially offset by productivity and higher pricing. We expect gross margins for the full year to be lower than 2010 as a result of increased commodity costs.

Expenses

	Nine Months Ended September 30,			% of Net Sales
(Dollars in millions)	2011	2010	% Change	2011	2010
Selling, General and Administrative	$689.5	$544.2	27%	25%	23%
Advertising and Promotion	373.0	326.7	14%	13%	14%
Research and Development	64.4	58.3	10%	2%	2%
Other Expenses/(Income)—net	3.4	25.6	(87)%	0%	1%

Selling, General and Administrative Expenses (SG&A)

The increase in SG&A reflected increases in sales force expense, performance-based compensation, IT separation costs, distribution expenses and the duplication of costs as we transition to a new outsourced service provider for IT, accounting and indirect procurement. The performance-based compensation increase included the phase-in of equity awards following our 2009 initial public offering and our financial performance as measured against incentive plan targets. Because equity awards are generally expensed over a period of three years, 2011 is the first year in which we experience expenses associated with three overlapping grants of these awards.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. The increase in advertising and promotion expenses reflected continued demand-generation investments in support of our strategic growth initiatives.

Research and Development Expenses

Our research and development expenses include our continued investment in our innovation capability and product pipeline.

Other Expense/(Income)—net (OIE)

For the nine months ended September 30, 2011, OIE included foreign currency and other gains and losses. For the nine months ended September 30, 2010, OIE included $9.1 million in pension settlement costs and $8.5 million of losses recognized for Venezuela due to both the devaluation of the bolivar and the application of highly inflationary accounting.

Earnings before Interest and Income Taxes

EBIT from our two reportable segments is reduced by Corporate and Other expenses. Corporate and Other consists of: unallocated general and administrative expenses; global business support activities, including research and development, marketing and supply chain costs; and income or expenses incurred within our operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010	% Change
Asia/Latin America	$625.0	$492.0	27%
North America/Europe	251.2	272.7	(8)%
Corporate and Other	(248.2)	(228.4)	9%

EBIT	$628.0	$536.3	17%

The increase in EBIT for Asia/Latin America was primarily related to sales growth, partially offset by higher expenses, primarily advertising and promotion, sales force growth, performance-based compensation, and new outsourced service and system expenses, described below.

EBIT for North America/Europe decreased due to higher expenses, primarily performance-based compensation, sales force expense, new outsourced service and system expenses and distribution expense, partially offset by an increase in sales.

The new outsourced service and system expenses recorded in the operating segments include new information technology, accounting and procurement operations servicing the segment. These new operations replace similar services provided by the Company’s former parent under transitional services agreements; the replaced services have been consistently reflected in Corporate and Other. Corporate and Other will continue to include the service fees paid to the Company’s former parent under transitional services agreements through the end of 2011, when these agreements will terminate.

Corporate and Other expenses increased due to higher IT separation costs partially offset by $9.1 million in pension settlement costs in 2010 not incurred in year-to-date 2011.

Interest Expense—net

Interest expense primarily represented interest incurred on $1.5 billion of notes. Net interest expense increased 8% reflecting the termination of our fixed-to-floating interest rate swaps. The weighted average interest rate on our long-term debt, including the impact of the swaps, was 3.9% and 3.6% for the nine months ended September 30, 2011 and 2010, respectively.

Income Taxes

The ETR for the nine months ended September 30, 2011 and 2010 was 27.1% and 28.6%, respectively. The decrease in the ETR was primarily attributable to a change in our geographic earnings mix and favorable return-to-provision adjustments in 2011, including adjustments for manufacturing, research and development incentives, compared with unfavorable return-to-provision adjustments in 2010.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consists of an 11% and 10% interest held by third parties in the Company’s operating entities in China and Indonesia, respectively.

Net Earnings Attributable to Shareholders

For the foregoing reasons, net earnings attributable to shareholders for the nine months ended September 30, 2011 increased 20% to $422.9 million compared with the nine months ended September 30, 2010.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings under our $500.0 million revolving credit facility. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for raw material purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment, buildings and computer software. Cash flows used in financing activities primarily represent proceeds and repayments of short-term borrowings, dividend payments and share repurchases.

Cash and cash equivalents totaled $761.3 million at September 30, 2011. Cash and cash equivalents held outside the United States were $642.7 million at September 30, 2011, and are either determined to be permanently invested to fund non-U.S. operations or are planned to be repatriated to the United States. Tax expense on planned cash repatriations to the United States has previously been recognized but will not be paid until the repatriation event. Cash repatriations are subject to meeting regulatory requirements in certain jurisdictions and may be subject to withholding and other taxes.

Our board of directors previously authorized the repurchase of up to $300 million of the Company’s stock. The repurchase program is primarily intended to offset the dilutive effect on earnings from stock-based compensation over the next three years. During the nine months ended September 30, 2011, we purchased 1.2 million shares under the program for $81.6 million. As of September 30, 2011, we have $218.3 million available under the authorization.

Cash Flows

We believe that cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Nine Months Ended September 30,
(Dollars in millions)	2011	2010
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$429.7	$357.4
Depreciation and Amortization	57.1	47.4
Other	33.7	34.3
Changes in Assets and Liabilities	(56.0)	(55.2)
Pension and Other Post Retirement Benefits Contributions	(4.6)	(35.0)
Total Operating Activities	459.9	348.9
Investing Activities	(76.3)	(145.6)
Financing Activities	(218.6)	(265.8)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	0.7	3.3

Net Increase (Decrease) in Cash and Cash Equivalents	$165.7	$(59.2)

Cash flow from operating activities increased by $111.0 million in 2011 compared with 2010 primarily due to higher net earnings, lower cash paid for income taxes and lower pension contributions, partially offset by higher inventories due to volume growth and increased commodity costs.

Cash flow used in investing activities decreased by $69.3 million primarily due to the 2010 investment in new packaging facilities and lower cash outflows related to our global IT platform in 2011 compared with 2010.

Cash flow used in financing activities was $218.6 million for the nine months ended September 30, 2011, and included $152.6 million of dividend payments and $82.8 million of treasury stock purchases, partially offset by $23.5 million received from the termination of interest rate swaps. Cash flow used in financing activities was $265.8 million for the nine months ended September 30, 2010, and reflected the net repayment of $116.8 million in short-term borrowings, $133.4 million in dividend payments, and the payment of $47.0 million for our Mexico capital lease termination. These uses in 2010 were partially offset by the collection of a $30.0 million promissory note associated with our separation from Bristol-Myers Squibb Company.

Capital Expenditures

Capital expenditures of $80.0 million and the corresponding cash outflow of $77.4 million for the nine months ended September 30, 2011 included the continued investment in our global IT platform. Capital expenditures of $115.7 million and the corresponding cash outflow of $142.3 million for the nine months ended September 30, 2010, reflected the expansion of our research and development facilities, investment in our global IT platform and investment in growth and innovation, including new packaging facilities. We expect capital expenditures in 2011 to be approximately $120 million, including our continued investment in our global IT platform and our continued emphasis on investment in growth and innovation.

Short-Term Borrowings and Long-Term Debt

There were no short-term borrowings as of September 30, 2011. Short-term borrowings were $1.2 million as of December 31, 2010 and consisted of short-term loans.

On June 17, 2011, we entered into a five-year revolving credit facility agreement (2011 Credit Facility). The 2011 Credit Facility replaces our three-year revolving credit facility agreement dated February 17, 2009 (2009 Credit Facility). Borrowings from the 2011 Credit Facility are to be used for working capital and other general corporate purposes. The 2011 Credit Facility is unsecured and repayable at maturity in June 2016, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the 2011 Credit Facility is $500.0 million, which amount may be increased from time to time up to $750.0 million at our request and with the consent of the lenders, subject to satisfaction of customary conditions. The 2011 Credit Facility contains financial covenants whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. As of September 30, 2011, we were in compliance with these covenants. Borrowings under the 2011 Credit Facility bear interest at a rate that is determined as a base rate plus a margin. The base rate is either (a) LIBOR for a specified interest period, or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR. The margin is determined by reference to our credit rating. The margin can range from 0.075% to 1.45% over the base rate. In addition, we incur an annual 0.2% facility fee on the entire facility commitment of $500.0 million. There were no borrowings under the 2009 Credit Facility as of December 31, 2010. As of September 30, 2011, we had $500.0 million available to us under our 2011 Credit Facility. The borrowings from the 2011 Credit Facility during the three and nine months ended September 30, 2011 had a weighted-average interest rate of 1.60%.

During the quarter, we terminated a notional amount of $500.0 million in interest rate swaps on our 3.50% Notes due 2014 in exchange for cash of $23.5 million. The fair value adjustment to the underlying debt from the terminated swap will be recognized as a reduction of interest expense over the remaining life of the underlying debt.

The weighted average interest rate of our long-term debt, including the impact of the terminated swaps, is 4.2% for the remaining life of the debt.

For information on our short-term borrowings, long-term debt and interest rate swaps, see “Item 1. Financial Statements.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks, uncertainties, and assumptions including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) under Item 1A, “Risk Factors,” and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 under Item 1A, “Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2011, we continued a phased global implementation of a new Enterprise Resource Planning (ERP) system and transaction processing services. The new ERP system and transaction processing services are part of a global initiative to transition, replace or retire the ERP and transaction processing services provided to us by Bristol-Myers Squibb Company under various transition services agreements. Specifically in the quarter, we transitioned most of the processes and procedures for our Philippines operations to the new ERP system and service provider. The implementation of this phase of the project has involved changes to certain internal controls over financial reporting, which we believe were material. We expect this global transition to be completed in 2011.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Part I of this report under Item 1, “Financial Statements” in Note 14 to the interim consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There is no material change in the information reported under Item 1A, “Risk Factors” contained in our 2010 Form 10-K as supplemented by our subsequently filed Form 10-Qs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending September 30, 2011:

(Dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
July 1, 2011 through July 31, 2011	—	$—	—	$245.7
August 1, 2011 through August 31, 2011	400,000	68.47	400,000	218.3
September 1, 2011 through September 30, 2011	—	—	—	218.3
	400,000	$68.47	400,000	$218.3

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

101*

The following financial statements and footnotes from the Mead Johnson Nutrition Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements

* In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mead Johnson Nutrition Company

Date: October 27, 2011	By:	/s/ STANLEY D. BURHANS
Stanley D. Burhans Vice President and Controller (Authorized Officer and Chief Accounting Officer)