Form 10-K
period 2011-12-31
Mead Johnson Nutrition Co
filed 2012-02-17
CIK 1452575

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number 001-34251

MEAD JOHNSON NUTRITION COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0318351 (IRS Employer Identification No.)

2701 Patriot Blvd.
Glenview, Illinois 60026
(Address of principal executive offices)

Registrant's telephone number: (847) 832-2420

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $15.3 billion. At February 13, 2012, there were 203,662,316 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2012 Annual Meeting of Stockholders are incorporated by reference into PART III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I

Item 1.    BUSINESS.

        In this Annual Report on Form 10-K, we refer to Mead Johnson Nutrition Company and its subsidiaries as "the Company," "MJN," "Mead Johnson," "we" or "us."

Our Company

        Mead Johnson Nutrition Company is a global leader in pediatric nutrition with $3.7 billion in net sales for the year ended December 31, 2011. We are committed to being the world's leading nutrition company for infants and children and to helping nourish the world's children for the best start in life. Our Enfa family of brands, including Enfamil infant formula, is the world's leading brand franchise in pediatric nutrition, based on retail sales. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or industry-defining products across each of our product categories. Our singular focus on pediatric nutrition and our implementation of a business model that integrates nutritional science with health care and consumer marketing expertise differentiate us from many of our competitors.

        We market our portfolio of more than 70 products to mothers, health care professionals and retailers in more than 50 countries in Asia, North America, Latin America and Europe. Our two reportable segments are Asia/Latin America and North America/Europe, which comprised 66% and 34%, respectively, of our net sales for the year ended December 31, 2011. See "Item 8. Financial Statements—Note 7. Segment Information." For the year ended December 31, 2011, 72% of our net sales were generated in countries outside of the United States.

        We believe parents and health care professionals associate the Mead Johnson name and the Enfa family of brands with quality, science-based pediatric nutrition products. We believe the strength of our brands allows us to create and maintain consumer loyalty across our product portfolio and stages of pediatric development.

        The two principal product categories in which we operate are infant formula and children's nutrition, which represented 59% and 38% of our net sales for the year ended December 31, 2011, respectively.

Our History

        Mead Johnson was founded in 1905 and introduced Dextri-Maltose, our first infant feeding product, in 1911. Over the next several decades, we built upon our leadership in science-based nutrition, introducing many innovative infant feeding products while expanding into vitamins, pharmaceutical products and adult and children's nutrition. Some of our products, developed in cooperation with clinicians and leading nutrition researchers, established a partnership between Mead Johnson and the scientific community that continues to this day.

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

Enfa Family of Brands

        The Enfa family of brands includes several of the world's leading infant formula and children's nutrition brands. We have positioned the Enfa family of brands as providing unique, clinically supported health and developmental benefits. The Enfa family of brands features infant formula products that include docosahexaenoic acid (DHA) and arachidonic (ARA) to support brain, visual and nervous and immune system development. Our Enfa family of brands accounted for 80% of our net sales for the year ended December 31, 2011, and is the world's leading brand franchise in pediatric nutrition, based on retail sales.

        Building upon the strength of our brand equity, we have extended the Enfa family of brands into the fast-growing children's nutrition category. We believe we have enhanced consumer retention by creating links between age groups and leveraging brand loyalty.

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

Complementary Brands

        In addition to the Enfa family of brands, we market several other powerful brands on a local, regional or global basis. These brands complement the Enfa family of brands portfolio and are designed to meet the specific nutritional needs of infants under the supervision of health care professionals (such as Nutramigen) or the nutritional needs of broad consumer populations (such as ChocoMilk and Cal-C-Tose).

Stages of Development

        Generally, there are six stages of pediatric development and we produce different products for each of these stages. The general stages of pediatric development are illustrated below:

        In the United States, our business is primarily focused on the infant formula category (Stages 1 and 2) and certain children's nutrition products (Stage 3). Outside of the United States, however, we market both infant formula products (Stages 1 and 2) and an extended range of children's nutrition products designed for the changing nutritional needs of growing toddlers and children (Stages 3, 4 and 5). This allows us to take advantage of brand loyalty developed in Stages 1 and 2 to retain consumers as they grow older.

Our Products

        Our pediatric nutrition products are grouped by category of feeding: (1) infant formula products, (2) children's nutrition products and (3) other products. Infant formula, children's nutrition and other product sales comprised approximately 59%, 38% and 3% of our net sales for the year ended December 31, 2011, respectively.

Infant Formula

General

        Our infant formula products include formulas for routine feeding, solutions formulas for mild intolerance and specialty formula products, including formulas for severe intolerance, formulas for premature and low birth weight infants and medical nutrition products. The table below illustrates our key infant formula brands and products:

ROUTINE INFANT FORMULA		SOLUTIONS INFANT FORMULA FOR COMMON FEEDING PROBLEMS		SPECIALTY INFANT FORMULAS
Stage 1		Many available in stages 1 and 2		Many available in stages 1 and 2
•	Enfamil Premium	•	Enfamil Gentlease: for gas/fussiness	•	Nutramigen LIPIL: for mild to
•	Enfamil Premium Newborn*	•	Enfamil ProSobee: soy formula		moderate cow's milk or soy allergies
•	Enfamil A+	•	Enfamil LactoFree: for lactose	•	Nutramigen AA: for severe cow's
•	Enfalac A+		intolerance		milk protein or multiple food
Stage 2		•	Enfamil AR: for anti-regurgitation		allergies
•	Enfapro A+	•	Enfamil HA: for infants at risk of	•	Pregestimil: for fat malabsorption
•	Enfapro Premium		cow's milk protein allergy	•	Enfamil Premature: for premature
		•	Enfamil Comfort: for gas/fussiness		infants
				•	Enfacare: for premature infants

*
0 to 3 months

Routine Infant Formula

        We design routine infant formula as a breast milk substitute for healthy, full-term infants without special nutritional needs both for use as the infant's sole source of nutrition and as a supplement to breastfeeding. We endeavor to develop routine infant formula closer to breast milk. We also provide products within our routine formula line for healthy full-term infants who experience common feeding problems with symptoms such as mild spit-up, fussiness or gas.

        Each product is referred to as a "formula", as it is formulated for the specific nutritional needs of an infant of a given age. Generally, our routine infant formula has the following four main components: (1) protein from cow's milk that is processed to have a profile similar to human milk, (2) a blend of vegetable fats (including DHA/ARA) to replace bovine milk fat in order to better resemble the composition of human milk, (3) a carbohydrate, generally lactose from cow's milk and (4) a vitamin and mineral "micronutrient" pre-mix that is blended into the product to meet the specific needs of the infant at a given age. Patterned after breast milk, which changes composition to meet the infant's changing nutritional needs, we produce two stages of infant formula. Stage 1 formula is consumed by newborn infants up to six months of age (up to three months of age in the case of Enfamil Premium Newborn), and Stage 2 formula is generally consumed by infants aged from six to twelve months. Our most prominent product form around the world is milk-based powder, but we also produce several infant formulas in ready-to-use and concentrated liquid form for sale primarily in the United States and Canada.

        We market the same product under different names in different regions, based on regional marketing strategies and regional brand recognition. For example, our premium Stage 1 infant formulas containing DHA and ARA are sold under the brands Enfamil Premium and Enfamil Premium Newborn in the United States. Outside the United States, Enfamil Premium is sold under the brands Enfamil A+ and Enfalac A+. In parts of Asia, Latin America and Europe, we use the name Enfapro for our Stage 2 products.

        Routine infant formula products comprised 68%, 69%, and 67% of our infant formula net sales for the years ended December 31, 2011, 2010, and 2009, respectively.

Solutions Infant Formulas

        We design several solutions infant formulas to address common feeding tolerance problems in normal infants, including spit-up, fussiness, gas and lactose intolerance. We market our solutions infant formulas for mild intolerance such as Gentlease and Prosobee under the Enfa family of brands name.

        Solutions infant formula products comprised 18%, 16%, and 18% of our infant formula net sales for the years ended December 31, 2011, 2010, and 2009, respectively.

Specialty Infant Formulas

        Our specialty infant formulas include: (1) formulas for severe intolerance, (2) formulas for premature and low birth weight infants and (3) medical nutrition products. Specialty infant formula products comprised 14%, 15%, and 15% of our infant formula net sales for the years ended December 31, 2011, 2010, and 2009, respectively.

Formulas for Severe Intolerance

        We design formulas for severe intolerance to be used on the specific recommendation and under the supervision of a doctor. We specially formulate these products for use by infants displaying symptoms of certain conditions or diagnosed with special medical needs.

        Nutramigen infant formula was the first infant formula to include protein hydrolysate in the United States. This ingredient is easier for infants with severe intolerance to digest because its protein is extensively hydrolyzed (or broken down into peptides, a process that would otherwise be performed in the infant's stomach). We designed Nutramigen infant formula for use by infants with severe cow's milk protein allergies. Nutramigen with LGG infant formula is a variant of Nutramigen we market in Europe and the United States. LGG is a probiotic ingredient that has been associated with reduced incidence of infant atopic dermatitis, a non-contagious skin disease characterized by chronic inflammation of the skin, resulting from an allergy to cow's milk. Nutramigen AA infant formula is an amino acid formula we formulated with fully broken-down proteins that can be consumed without the need for digestion of the protein. We designed this product for infants who experience a severe allergy to cow's milk or multiple other food allergies. Pregestimil infant formula is a variation of the Nutramigen formulation designed mainly for fat malabsorption. It contains medium chain triglycerides oil instead of fat.

Formulas for Premature and Low Birth Weight Infants

        We also design products for premature and low birth weight infants to meet these infants' unique needs under the supervision of a doctor, most often in the hospital. Typically, such infants need extra assistance obtaining the requisite nutrition. They require a higher density of nutrients and calories because they cannot take in enough volume of breast milk or routine infant formula. We designed Enfamil Human Milk Fortifier product as a supplement to a mother's breast milk that improves nutritional density. EnfaCare infant formula, another of our products, is a hypercaloric formula available at retail for premature babies when they are able to go home. In addition, Enfamil Premature is an infant formula used primarily in the hospital.

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

Children's Nutrition Products

        Children's nutrition products are designed to provide children with enhanced nutrition. Our children's nutrition business is present primarily in Asia and Latin America. We separate our children's nutrition products into two categories: (1) Enfa branded children's nutrition products and (2) other children's nutrition products. The table below illustrates our key children's nutrition products:

ENFA BRANDED CHILDREN'S NUTRITION PRODUCTS		OTHER CHILDREN'S NUTRITION PRODUCTS
Stage 3		Many available in stages 3, 4 and 5
•	Enfagrow A+	•	Sustagen KID: nutritious powdered milk for picky eaters
•	Enfagrow Premium	•	Lactum: nutritious powdered milk for picky eaters
Stage 4		•	Alacta: nutritious powdered milk
•	Enfakid A+	•	ChocoMilk: nutritious milk modifier
Stage 5		•	Cal-C-Tose: nutritious milk modifier
•	EnfaSchool A+

Enfa Branded Children's Nutrition Products

        We market children's nutrition products under the Enfa family of brands. We design these products to meet the changing nutrition needs of children at different stages of development. We offer products at Stages 3, 4 and 5 that are designed for children's nutritional needs at one to three years of age, three to five years of age and beyond five years of age, respectively. These products are not breast milk substitutes and are not designed for use as the sole source of nutrition but instead are designed to be a part of a child's appropriate diet. Our use of the Enfa prefix allows for a consistent equity across Stages 3, 4 and 5, with products such as Enfagrow offered at Stage 3 and Enfakid offered at Stage 4 and EnfaSchool at Stage 5. Enfa branded children's nutrition products comprised 71%, 68%, and 65% of our children's nutrition products sales for the years ended December 31, 2011, 2010, and 2009, respectively.

Other Products

        We also produce a range of other products, including pre-natal and post-natal nutritional supplements for expectant and nursing mothers, including Expecta LIPIL and EnfaMama A+. Our products for expectant or nursing mothers provide the developing fetus or breastfed infant with vitamin supplements and/or an increased supply of DHA for brain, visual and nervous system development. These products also supplement the mother's diet by providing either DHA or ARA with increased proteins, as well as 24 vitamins and minerals. Our pediatric vitamin products, such as Enfamil Poly-Vi-Sol, provide a range of benefits for infants, including multivitamins and iron supplements. These other products comprised 3%, 2%, and 4% of our net sales for the years ended December 31, 2011, 2010, and 2009, respectively.

The Special Supplemental Nutrition Program for Women, Infants and Children (WIC)

        The WIC program is a U.S. Department of Agriculture (USDA) program created to provide nutritious foods, nutrition education and referrals to health care professionals and other social services to those considered to be at nutritional risk, including low-income pregnant, postpartum and breastfeeding women and infants and children up to age five. It is estimated that approximately 52% of all infants born in the United States during the 12-month period ended December 31, 2011, benefited from the WIC program. The USDA program is administered individually by each state.

        Participation in the WIC program is an important part of our U.S. business based on the volume of infant formula sold under the program. Our financial results reflect net WIC sales, after taking into account the rebates we paid to the state WIC agencies, which represented approximately 10% of our U.S. net sales and 3% of our global net sales in the year ended December 31, 2011. In late 2009, changes went into effect that resulted in less infant formula per participant being provided under the WIC program. As a result of these program changes, infant formula is made available based on the amount of an infant's consumption; previously, fixed amounts of product were made available regardless of an infant's age. These program changes have reduced the amount of free product available by an average of 10%.

        Most state WIC programs provide vouchers that participants use at authorized food stores to obtain the products covered by the program, including infant formula. State WIC agencies enter into contracts with manufacturers, pursuant to which the state agency provides mothers with vouchers for a single manufacturer's brand of infant formula and, in return, the manufacturer gives the state agency a rebate for each can of infant formula purchased by WIC participants. Retailers purchase infant formula directly from the manufacturer, paying the manufacturer's published wholesale price. Mothers redeem the vouchers received from the WIC agency for infant formula at authorized retailers. The retailer is then reimbursed the full retail price by the WIC agency for redeemed vouchers. On a monthly basis, each state WIC agency invoices the contracted manufacturer for an amount equal to the number of cans of infant formula redeemed by the agency and paid to retailers during the month multiplied by the agreed rebate per can.

        The bid solicitation process is determined by each state's procurement laws, but the process is relatively standardized across the WIC program. Some states form groups and hold their bid processes jointly while other states solicit bids individually. Some states split bids between separate contracts for milk- and soy-based formulas. During the bid process, each manufacturer submits a sealed bid. The manufacturer with the lowest net price, calculated as the manufacturer's published wholesale price less the manufacturer's rebate bid, is awarded the contract. No other factors are considered. WIC contracts are generally three years in duration with some contracts providing for extensions. Specific contract provisions can vary significantly from state to state.

        Manufacturers that choose to compete for WIC contracts must have a widely distributed infant formula brand in order to meet the requirements of the contract bidding process. As of December 31, 2011, we hold the contracts that supply approximately 42% of WIC births.

        As of December 31, 2011, we hold the exclusive WIC contract for the following states and territories:

State	Date of Expiration	% of Total WIC Infant Participation(1)
Arkansas	September 30, 2012	1.2%
California(2)	July 31, 2015	14.0%
Colorado	December 31, 2012	1.1%
Connecticut(2)	September 30, 2014	0.7%
Illinois	January 31, 2013	3.7%
Louisiana	September 30, 2012	1.9%
Maine(2)	September 30, 2014	0.3%
Massachusetts(2)	September 30, 2014	1.3%
Michigan	October 31, 2016	3.1%
Missouri(2)	September 30, 2012	1.8%
Nebraska(2)	September 30, 2012	0.5%
New Hampshire(2)	September 30, 2014	0.2%
New Mexico	September 30, 2012	0.7%
New York(2)	June 30, 2014	5.8%
North Carolina	September 30, 2012	3.1%
Puerto Rico(2)	September 30, 2012	1.9%
Rhode Island(2)	September 30, 2014	0.3%
South Dakota(2)	September 30, 2012	0.2%

(1)
As of October 2011, as reported by the United States Department of Agriculture Food and Nutrition Service (the USDA FNS).

(2)
Contract contains extension provisions.

Sales and Marketing

        We conduct regional marketing in North America, Europe, Asia and Latin America within a global strategic framework focused on both parents and health care professionals in compliance with our policy with respect to the International Code of Marketing of Breast-milk Substitutes (the Code). See "—Regulatory—Global Policy and Guidance—WHO." We maintain a health care professional sales force and retail sales organization throughout the world. Our marketing activities vary from region to region depending on our market position, consumer trends and the regulatory environment. Our marketing teams seek to anticipate market and consumer trends, and attempt to capture deep consumer insight to determine strategy for brand positioning and communication, product innovation and demand-generation programs. The marketing teams work with external agencies to create strong marketing campaigns for health care professionals, retail sales organizations and consumers, as permitted under the Code and individual countries' laws and regulations.

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

Retail Sales Organization

        Our retail sales force markets our products to each of the retail channels where our products are purchased by consumers, including mass merchandisers, club stores, grocery stores, drug stores and, to a limited extent, convenience stores. The size, role and purpose of our retail sales organization varies significantly from country to country depending on our market position, the consolidation of the retail trade, consumer trends and the regulatory environment. In North America, Latin America and Asia, we focus on all retail channels, while in Europe we focus primarily on pharmacies. We have entered into logistics partnerships with distributors and wholesalers in most of our markets.

Consumers

        As their children grow older, parents play an increasing role in brand selection. We participate in a variety of marketing activities intended for parents of older children, including print and television advertising, direct mail, online/internet and promotional programs. Our marketing is evidence-based and emphasizes our superior nutritional science.

        In the United States, our Enfamil Family Beginnings program provides new or prospective parents with many resources to help them with their newborns, including free samples, nutritional and developmental information for mother and child and widely accepted instantly redeemable coupons. The program also includes a direct mail component used to better inform mothers on nutritional and developmental topics, as well as frequent e-mail updates that provide pertinent information to program participants. The marketing materials at each of these stages are designed to develop interest in our products with respect to mothers' current and future needs in order to drive purchase and create brand loyalty. The program's educational materials are designed to help all mothers with their newborns while the program's promotional aspects are focused primarily on our core consumer targets, mainly non-WIC parents.

Global Supply Chain

        We manage sourcing, manufacturing and distribution through our fully integrated global supply chain. We operate in-house production facilities at eight different locations around the world and additionally use third-party manufacturers for a portion of our requirements.

Locations

        Our in-house manufacturing and finishing facilities are located in the United States, Mexico, the Netherlands, China, the Philippines and Thailand. See "Item 2. Properties" for a description of our global manufacturing facilities. In addition, we lease a packaging facility in Brazil where we also employ the workforce.

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

        We procure key raw materials and primary packaging materials on a global basis. Certain raw materials, while managed and contracted on a global basis, are subject to regional and local variations in price under the terms of the supply agreement. For example, milk prices vary at the local level around the world partly due to government pricing regulation. Dairy products, consisting primarily of milk powders, non-fat dry milk, lactose and whey protein concentrates, accounted for approximately 41% of our global expenditures for materials in the year ended December 31, 2011.

Distribution

        We manage our distribution networks locally with regional oversight. We generally enter into distribution agreements with third-party logistics providers and distributors and maintain a small staff at the local or regional level to track performance and implement initiatives.

Customers

        Our products are sold principally to wholesale and retail customers, both nationally and internationally. Sales to two of our customers, Wal-Mart Stores, Inc. (including sales to Sam's Club) and DKSH International Ltd. (including sales to its regional affiliates), accounted for approximately 12%, 12% and 12% and approximately 14%, 12% and 11% of our gross sales for the years ended December 31, 2011, 2010, and 2009, respectively.

Competition

        We compete in two primary categories, infant formula and children's nutrition. The competitive landscape in each category is similar around the world, as the majority of the large global players are active in these categories. Our main global competitors for sales of infant formula and children's nutrition products are Abbott Laboratories, Danone, Nestlé S.A. and Pfizer Inc.

        Other companies, including manufacturers of private label, store and economy brand products, manufacture and sell one or more products that are similar to those marketed by us. We believe sources of competitive advantage include product quality and clinical claims for efficacy, brand identity, image and associated value, broad distribution capabilities and consumer satisfaction. Significant expenditures for advertising, promotion and marketing (where permitted by regulation and policy) are generally required to achieve acceptance of products among consumers and health care professionals.

Research and Development (R&D)

        Continuing to invest in R&D capabilities is an important part of our business. Our research and development organization consists of professionals of which many have extensive industry experience and advanced educational backgrounds. Our main R&D facilities are located in Mexico, Thailand, the Netherlands and Evansville, Indiana, the headquarters of our global R&D operations. In 2011, we completed construction of new Pediatric Nutrition Institutes (PNI) in Mexico City, Mexico, and Guangzhou, China, to complement our existing PNI in Evansville, Indiana.

        With respect to infant formula, we organize our research and development on a global scale because these science-based products address nutritional needs that are broadly common around the world. With respect to children's nutritional products, we organize our research and development on a more regional basis to incorporate geographic-specific consumer behaviors and preferences.

        We have a global formulation management system that supports our innovative portfolio management and product development process. This system provides significant benefits throughout the product development and manufacturing process.

        We also have strong external development relationships that complement our internal research and development capabilities. We manage our research and development activities in collaboration with leading scientists and institutes around the world and we have an active portfolio of projects involving commercial technology suppliers. We believe this approach allows us to be at the forefront of scientific and technological developments relevant for pediatric nutrition. Research and development expense was $92.5 million, $78.5 million, and $71.9 million in the years ended December 31, 2011, 2010, and 2009, respectively.

Intellectual Property

Patents

        We own or license approximately 43 active U.S. patents and 193 active non-U.S. patents and have 73 pending U.S. patent applications and 708 pending non-U.S. patent applications as of December 31, 2011.

Trademarks

        We file and maintain our trademarks in those countries in which we have, or desire to have, a business presence. We hold an extensive portfolio of trademarks across our key geographies. We maintain more than 6,000 trademark registrations and applications in more than 140 countries worldwide.

Regulatory

        We are subject to the laws and regulations in each country in which we market our products. We have proven processes, systems and resources in place to manage the current regulatory requirements and to participate proactively in the shaping of future regional, country and global policy, guidance and regulations.

United States Food and Drug Administration (U.S. FDA)

        The main regulatory body in the United States is the U.S. FDA. The U.S. FDA's Center for Food Safety and Applied Nutrition is responsible for the regulation of infant formula and other foods. The Office of Nutrition, Labeling, and Dietary Supplements (ONLDS) has program responsibility for, among other matters, infant formula while the Office of Food Additive Safety (OFAS) has program responsibility for food ingredients and packaging. ONLDS evaluates whether the infant formula manufacturer has met the requirements under the Federal Food, Drug and Cosmetic Act (FFDCA) and consults with OFAS regarding the safety of ingredients in infant formula and of packaging materials for infant formula.

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

        In addition, as part of its responsibility to implement the provisions of the Formula Act, the U.S. FDA continuously monitors infant formula products. The Formula Act requires infant formula manufacturers to test product composition during production and shelf-life, to keep records on production, testing and distribution of each batch of infant formula and to use good manufacturing practices and quality control procedures. In addition, the Formula Act requires infant formula manufacturers to maintain records of all complaints, some of which are reviewed to evaluate the possible existence of a hazard to health. The U.S. FDA conducts yearly inspections of all facilities that manufacture infant formula.

Outside of the United States

        Country-specific regulations and laws have provisions that include requirements for certain labeling, nutrient content and manufacturers quality control procedures (to assure the nutrient content of infant formulas), as well as company records and reports. With the exception of the European Union, most other countries' regulatory agencies have not promulgated specific requirements for the testing of new and reformulated infant formulas. Other countries will generally refer to the U.S. FDA, European Food Safety Authority or the World Health Organization (WHO) in establishing standards for infant formulas.

Global Policy and Guidance

WHO

        The WHO is the directing and coordinating authority for health within the United Nations system. It is responsible for providing leadership on global health matters, shaping the health research agenda, setting norms and standards, articulating policy recommendations, providing technical support to countries and monitoring and assessing health trends.

        In 1981, many Member States of the WHO's World Health Assembly voted to adopt the International Code of Marketing of Breast-milk Substitutes (the Code). The Code aims to protect and promote breastfeeding and to ensure the proper use of breast-milk substitutes, when they are necessary, on the basis of adequate information and through appropriate marketing and distribution. Countries have taken variable action to enact legislation based on the recommendations of the Code. In 1983, we believe we were the first U.S. infant formula manufacturer to develop internal marketing guidelines for developing countries based on the Code. While the Code is not international law, it is our policy to comply with all applicable laws and regulations and take guidance from the Code in developing countries.

Codex

        The Codex Alimentarius (Codex) is the publication of internationally recognized standards, codes of practice, guidelines and other recommendations relating to infant formula and food production. These texts are developed and maintained by the Codex Commission, a body that was established in 1963 by the United Nations Food and Agriculture Organization and the WHO. In 2007, new comprehensive and more restrictive infant formula standards were published by the Codex Commission. It is usual practice for countries in Latin America, Africa and Asia to incorporate Codex standards directly into national law. We are in material compliance with all national laws and with Codex standards where national regulatory requirements have not yet been enacted.

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

        From time to time, we may be responsible under various state, Federal and foreign laws, including the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), for certain costs of investigating and/or remediating substances at our current or former sites and/or at waste disposal or reprocessing facilities operated by third parties. Liability under CERCLA and analogous state or foreign laws may be imposed without regard to knowledge, fault or ownership at the time of the disposal or release. Most of our facilities have a history of production operations in the food and drug industry, and some substances used in such production require proper controls in their storage and disposal. We have been named as a "potentially responsible party", or are involved in investigation and remediation, at two third-party disposal sites. As of December 31, 2011, management believes that the investigation and/or remediation costs related to our sites or third-party disposal sites that were probable and reasonably estimable, as well as any related accruals, are not material to us.

        We are not aware of any pending environmental, health or safety-related litigation or significant environmental, health or safety-related financial obligations or liabilities arising from current or former operations or properties that are likely to have a material adverse impact on our business, financial position or results of operations. Liabilities or obligations, which could require us to make significant expenditures, could arise in the future, however, as the result of, among other things, changes in, or new interpretations of, existing laws, regulations or enforcement policies, claims relating to on- or off-site contamination, or the imposition of unanticipated investigation or cleanup obligations. See "Item 3. Legal Proceedings."

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

Employees

        As of December 31, 2011, we employed approximately 6,600 people worldwide. Our manufacturing workforces in Zeeland, Michigan; Evansville, Indiana; Guangzhou, China; and Chonburi, Thailand are not unionized. The manufacturing workforces in Delicias, Mexico, and São Paulo, Brazil, are unionized and covered by collective bargaining agreements that are negotiated annually. The manufacturing workforce and non-supervised sales force in Makati, Philippines, are unionized and covered by a three-year collective bargaining agreement, which was renewed in December 2010. In addition, European Works Councils represent the manufacturing workforce in Nijmegen, the Netherlands, and the commercial organizations in France and Spain.

Available Information

        Our internet web site address is www.meadjohnson.com. On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (SEC). Stockholders and other interested parties may request email notification of the posting of these documents through the section of our website captioned "Investors."

        The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Item 1A.    RISK FACTORS

        In addition to the other information in this Annual Report on Form 10-K, any of the factors described below could significantly and negatively affect our business, prospects, financial condition or operating results, which could cause the trading price of our securities to decline.

Risks Relating to Our Business

Our success depends on sustaining the strength of our brands, particularly our Enfa family of brands.

        The Enfa family of brands accounts for a significant portion of our net sales. The willingness of consumers to purchase our products depends upon our ability to offer attractive brand value propositions. This in turn depends in part on consumers attributing a higher value to our products than to alternatives. If the difference in the value attributed to our products as compared to those of our competitors narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products. If we fail to promote and maintain the brand equity of our products across each of our markets, then consumer perception of our products' nutritional quality may be diminished and our business could be materially adversely affected. Our ability to maintain or improve our value propositions will impact whether these circumstances will result in decreased market share and profitability.

We may experience liabilities or negative effects on our reputation as a result of real or perceived quality issues, including product recalls, injuries or other claims.

        Whether real or perceived, contamination, spoilage or other adulteration, product mislabeling or product tampering could result in our recall of products. From time to time we have experienced recalls of our products. While such recalls have not been material to our business on a global level in the past, we cannot assure you that such material product recalls will not occur in the future. We may also be subject to liability if our products or operations violate or are alleged to violate applicable laws or regulations or in the event our products cause, or are alleged to cause, injury, illness or death.

        Powder milk products are not sterile. Because the possibility of environmental contamination exists, we conduct numerous quality checks during production to confirm that our products are free of contaminants when they leave our facilities. Furthermore, a substantial portion of our products must be prepared and maintained according to label instruction to retain their flavor and nutritional value and avoid contamination or deterioration. Depending on the specific type of product, a risk of contamination or deterioration may exist at each stage of the production cycle, including the purchase and delivery of raw food materials, the processing and packaging of food products and upon use and handling by health care professionals, hospital personnel and consumers. In the event that certain of our products are found, or are alleged, to have suffered contamination or deterioration, whether or not such products were under our control, our brand reputation and business could be materially adversely affected.

        Whether real or perceived, reports or allegations of inadequate product quality control with respect to other manufacturers of pediatric nutrition products also could adversely impact sales of our products. Such reports or allegations could contribute to a perceived safety risk for certain pediatric nutrition products and adversely impact sales or otherwise disrupt our business. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms and social media sites. For example, recent unfounded media reports of alleged cronobacter contamination of one of our products in the United States resulted in several retailers temporarily removing such product from their store shelves. Such actions, whether or not justified, could have a material adverse effect on our reputation, brand image and results of operations. Moreover, federal, state and local governments and municipalities could propose or pass legislation banning the use of such products. Events such as these may create a perception of contamination risk among consumers with respect to all products in our industry.

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

        As a producer of pediatric nutrition products, our activities are subject to extensive regulation by governmental authorities and international organizations, including rules and regulations with respect to the environment, employee health and safety, hygiene, quality control, advertising and tax laws. It can be costly to comply with these regulations and to develop compliant product processes. Our activities may also be subject to barriers or sanctions imposed by countries or international organizations limiting international trade and increasingly dictating the specific content of our products and limiting information and advertising about the benefits of products that we market. In addition, public policy changes or decisions that restrict the marketing, promotion and availability of our products, continued access to health care professionals, the ability to include genetically modified organisms in our products, as well as the manufacture and labeling of our products, could materially adversely affect our business. For example, regulations in the Philippines require governmental review of all advertisements for products intended for children under the age of two. In addition, certain advocates, along with governmental agencies and non-governmental organizations, have lobbied against the marketing and sale of some pediatric nutrition products. These efforts could result in increased governmental restrictions on our activities in the future. Our activities could be materially adversely affected by any significant changes in such policies or their enforcement. Our ability to anticipate and comply with changing global standards requires significant investment in monitoring the global external environment and we may be unable to comply with changes in policies restricting our ability to continue to operate our business or manufacture, market or sell our products.

Commodity price increases will increase our operating costs and may reduce our profitability.

        Commodity prices impact our business directly through the cost of raw materials used to make our products (such as skim milk powder, whole milk powder, lactose and whey protein concentrate), the cost of inputs used to manufacture and ship our products (such as crude oil and energy) and the amount we pay to produce or purchase packaging for our products (such as cans, pouches, cardboard and plastic). Commodities such as these are susceptible to price volatility caused by conditions outside of our control, including fluctuations in commodities markets, currency fluctuations, availability of supply, weather, consumer demand and changes in governmental agricultural programs. Dairy costs are the largest component of our cost of goods sold. Increases in the price of dairy and other raw materials would negatively impact our gross margins if we were unable to offset such increases through increases in our selling price, changes in product mix or cost reduction/productivity enhancement efforts. The prices of these materials may continue to rise due to a general increase in commodities prices, especially for agricultural products. This would in turn affect the unit costs of products sold for our pediatric nutrition products. Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, continued volatility in the prices of commodities we purchase could increase the costs of our products and we may experience lower profitability and be unable to maintain historical levels of productivity. Furthermore, increases in our selling prices imposed to offset increases in commodity prices could result in lower sales volume, if consumers shift their purchases to lower-priced products.

        Our business is particularly vulnerable to commodity price increases in Asia, the fastest growing region in the pediatric nutrition industry. Commodity price increases could reduce our profits and limit our ability to pursue our growth strategy in that region. We employ various purchasing and pricing contract techniques in an effort to minimize commodity price volatility. Generally, these techniques include incorporating clauses setting forth unit pricing that is based on an average commodity price over a corresponding period of time. If we fail to manage our commodity price exposure adequately, our business may be materially adversely affected.

Our profitability may suffer as a result of competition in our markets.

        The pediatric nutrition industry is intensely competitive. Our primary competitors, including Abbott Laboratories, Danone, Nestlé S.A. and Pfizer Inc., have substantial financial, marketing and other resources. We compete against large global companies, as well as regional and local companies, in each of the regions in which we operate. In most product categories, we compete not only with other widely advertised branded products, but also with private label, store and economy brand products that are generally sold at lower prices. Competition in our product categories is based on the following factors:

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

        The willingness of consumers to purchase premium brand pediatric nutrition products depends in part on local economic conditions. In periods of economic uncertainty, consumers may shift their purchases from our higher-priced premium products to lower-priced products or delay having children.

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

        We hold assets, incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, primarily the Chinese renminbi, the Hong Kong dollar, the euro, the Malaysian ringitt, the Mexican peso, the Philippine peso, the Canadian dollar and the Thai bhat. Because our financial statements are presented in U.S. dollars, we must translate our assets, liabilities, sales and expenses into U.S. dollars at the then-applicable exchange rates. Consequently, changes in the value of the U.S. dollar versus these other currencies may negatively affect the value of these items in our financial statements, even if their value has not changed in their original currency. While we attempt to mitigate some of this risk with hedging and other activities, our business will nevertheless remain subject to substantial foreign exchange risk from foreign currency translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.

The global nature of our business subjects us to additional business risks that could cause our sales and profitability to decline.

        We operate our business and market our products internationally in more than 50 countries. For the years ended December 31, 2011, 2010, and 2009, 72%, 68%, and 65%, respectively, of our net sales were generated in countries outside of the United States. The risks associated with our operations outside of the United States include:

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

        We operate our business and market our products internationally in more than 50 countries, and we are focusing on increasing our sales and operations in regions, including Asia, Latin America, India and Russia, which are less developed, have less stability in legal systems and financial markets, and are potentially more corrupt business environments than the United States, and therefore present greater political, economic and operational risks. We have in place policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements, such as applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA), which make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantages; however, there can be no assurance that our employees will adhere to our code of business ethics or any other of our policies, applicable anti-corruption laws, including the FCPA, or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. If we believe or have reason to believe that our employees have or may have violated applicable anti-corruption laws, including the FCPA, or other laws or regulations, we investigate or have outside counsel investigate the relevant facts and circumstances, and if violations are found or suspected could face civil and criminal penalties, and significant costs for investigations, litigation, fees, settlements and judgments, which in turn could have a material adverse effect on our business. In addition, some of our competitors may not be subject to the FCPA or other anti-corruption laws.

Our China operations subject us to risks that could negatively affect our business.

        A significant and growing portion of our revenue and profit is derived from sales in China. Consequently, our overall financial results are increasingly dependent on this market, and our business is increasingly exposed to risks there. These risks include changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), tax rates and laws and consumer preferences, as well as changes in the regulatory environment and increased competition. In addition, the translation into U.S. dollars of our results of operations in China and the value of our Chinese assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

        Furthermore, any significant or prolonged deterioration in U.S.-China relations could adversely affect our China business. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If we were unable to enforce our intellectual property or contract rights in China, our business could be materially adversely impacted.

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

        Participation in WIC involves a competitive bidding process and is an important part of our U.S. business based on the volume of infant formula sold under the program. As of December 31, 2011, we hold the contracts that supply approximately 42% of WIC births. As a result, our business strategy includes bidding for new WIC contracts and maintaining current WIC relationships. Our failure to win bids for new contracts pursuant to the WIC program or our inability to maintain current WIC relationships could have a material adverse effect on our business. In addition, any changes to how the WIC program is administered and any changes to the eligibility requirements and/or overall participation in the WIC program could also have a material adverse effect on our business.

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

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

        Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could materially adversely affect our reputation, competitiveness and results of operations.

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

        Our ability to develop new pediatric nutrition products depends on, among other factors, our ability to understand the composition and variation of breast milk. Analyzing breast milk requires significant investment in research and development and testing of new ingredients and new production processes. We devote significant resources to investment in research and development in order gain a deep understanding of the composite ingredients of breast milk, as well as the optimal nutritional requirements of infants and children. The research and development process is expensive, prolonged and entails considerable uncertainty. Development of a new product, from discovery through testing and registration to initial product launch, typically takes between five and seven years, but may require an even longer timeline. Each of these periods varies considerably from product to product and country to country. Because of the complexities and uncertainties associated with research and development, products that we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market such products successfully. In addition, new regulations or changes to existing regulations may have a negative effect on innovations in our pipeline, especially late-stage pipeline products. The development of new products may take longer and cost more to develop and may be less successful than we currently anticipate as a result of:

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

        In addition, most of our facilities have a history of production operations in the food and drug industry, and some substances used in such production require proper controls in their storage and disposal. We have been named as a "potentially responsible party," or are involved in investigation and remediation, at two third party disposal sites. We can be held responsible, in some cases without regard to knowledge, fault, or ownership at the time of the release, for the costs of investigating or remediating contamination of any real property we or our predecessors ever owned, operated, or used as a waste disposal site. In addition, we can be required to compensate public authorities or private owners for damages to natural resources or other real property, or to restore those properties, in the event of off-site migration of contamination. Changes in, or new interpretations of, existing laws, regulations or enforcement policies, could also cause us to incur additional or unexpected costs to achieve or maintain compliance. The assertion of claims relating to on- or off-site contamination, the discovery of previously unknown environmental liabilities or the imposition of unanticipated investigation or cleanup obligations, could result in potentially significant expenditures to address contamination or resolve claims or liabilities. Such costs and expenditures could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to adequately protect our intellectual property rights.

        Given the importance of brand recognition to our business, we have invested considerable effort in seeking trademark protection for our brands, including the Enfa family of brands. However, we cannot be certain that the steps we have taken will be sufficient to protect our intellectual property rights in our brands adequately or that third parties will not infringe upon or misappropriate any such rights. We also cannot be certain that the steps we have taken to protect our brands will be sufficient to discourage or eliminate counterfeiting of our products. Our trademark registrations and applications can potentially be challenged and cancelled or narrowed. Moreover, some of the countries in which we operate offer less protection for these rights, and may subject these rights to higher risks, than is the case in Europe or North America. In addition, it is costly to litigate in order to protect any of our intellectual property rights. If we are unable to prevent third parties from infringing or misappropriating these rights in our core products or brands, including our Enfa family of brands, our future financial condition and our ability to develop our business could be materially adversely affected.

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

        Although we cannot predict with certainty the ultimate resolution of such potential lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party would have a material adverse effect on our business or financial condition, although an unfavorable outcome in excess of amounts recognized as of December 31, 2011, with respect to one or more of these proceedings could have a material adverse effect on our results of operations for the periods in which a loss would be recognized.

Increases in costs of current and post-retirement benefits may reduce our profitability.

        Our profitability may be affected by increases in costs of current and post-retirement medical and other employee benefits, particularly within the United States. These costs can vary substantially as a result of changes in health care costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. These factors may put upward pressure on the cost of providing medical and other benefits. We can provide no assurance that we will succeed in limiting future cost increases, and upward pressure would reduce our profitability.

Labor disputes may cause work stoppages, strikes and disruptions.

        Our manufacturing workforces in Zeeland, Michigan; Evansville, Indiana; Guangzhou, China; and Chonburi, Thailand are not unionized. The manufacturing workforces in Delicias, Mexico, and São Paulo, Brazil, are unionized and covered by collective bargaining agreements that are negotiated annually. The manufacturing workforce and non-supervised sales force in Makati, Philippines, are unionized and covered by a three-year collective bargaining agreement, which was renewed in December 2010. In addition, European Works Councils represent the manufacturing workforce in Nijmegen, the Netherlands, and the commercial organizations in France and Spain. As a result, any labor disputes, including work stoppages, strikes and disruptions, could have a material adverse impact on our business.

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

        Our products are sold principally to the wholesale and retail trade, both nationally and internationally, and sales to two customers, Wal-Mart Stores, Inc. and DKSH International Ltd., accounted for approximately 12% and 14%, respectively, of our gross sales for the year ended December 31, 2011. If either of these customers ceases doing business with us or if we encounter any difficulties in our relationship with either of them, our business could be materially adversely affected.

An adverse change in favorable demographic and economic trends as well as a change in scientific opinion regarding our products in any of our largest markets could materially adversely affect our business and reduce our profitability.

        Our growth plan relies on favorable demographic and economic trends in various markets, including: (1) rising incomes in emerging markets, (2) increasing number of working mothers and (3) increasing consumer global awareness of the importance of pediatric nutrition on wellness and health outcomes. If these demographic trends change in an adverse way, our business could be materially adversely affected. In addition, an adverse change in scientific opinion regarding our products, such as the health benefits of DHA and ARA, or a continued decline in birth rates could materially adversely affect our business.

We have substantial debt, which could materially adversely affect our business and our ability to meet our obligations.

        We had total indebtedness of $1,531.9 million as of December 31, 2011. See "Item 8. Financial Statements—Note 15. Short-Term Borrowings and Long-Term Debt" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources—Short-Term Borrowings and Long-Term Debt."

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

        In order to achieve a desired proportion of variable versus fixed rate debt, we have in the past entered into and exited interest rate swap agreements. Developing an effective strategy for dealing with risks from movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, we are exposed to counter-party credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from our expectations. As a result, our economic hedging activities may not effectively manage our interest rate sensitivity or have the desired beneficial impact on our financial condition or results of operations. Further discussion of our hedging of interest rate risk is included in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

We could evaluate acquisitions, joint ventures and other strategic initiatives, any of which could distract our management or otherwise have a negative effect on our sales, costs and stock price.

        Our future success may depend on opportunities to buy or obtain rights to other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We could evaluate potential mergers, acquisitions, joint ventures, strategic initiatives, alliances, vertical integration opportunities and divestitures. If we attempt to engage in these transactions, we expose ourselves to various inherent risks, including:

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

  •
  the possibility we could incur impairment charges if an acquired business performs below expectations; and

  •
  the diversion of our management's attention from our existing business to integrate the operations and personnel of the acquired or combined business or implement the strategic initiative.

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

  •
  a decision by our board of directors to modify or revoke its policy to pay dividends; and

  •
  the other risks described in this "Risk Factors" section.

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

        In connection with our split-off from BMS on December 23, 2009, BMS and its counsel have relied on certain assumptions and representations as to factual matters from us, as well as certain covenants by us regarding the future conduct of our business and other matters, the incorrectness or violation of which could affect the qualification for non-recognition of gain and loss of our split-off from BMS. As a result, BMS and we agreed to certain tax-related indemnities set forth in the Amended and Restated Tax Matters Agreement referred to herein. We agreed, generally, to indemnify BMS for taxes and certain related expenses resulting from the failure of our split-off from BMS to qualify for non-recognition of gain and loss to the extent attributable to (i) the failure of any of our representations to be true or the breach by us of any of our covenants, (ii) the application of Section 355(e) or Section 355(f) of the Internal Revenue Code to any acquisition of our stock or assets or any of our affiliates or (iii) certain other acts or omissions by us or our affiliates. To the extent we become obligated to make an indemnification payment under the Amended and Restated Tax Matters Agreement, we believe that the payment could have a material adverse effect on our financial condition and results of operations. In addition, we agreed that, for 30 months following the qualification for non-recognition of gain and loss of our split-off from BMS, if we propose to enter into or permit certain transactions or series of related transactions as a result of which one or more persons would directly or indirectly acquire 10% or more of our total value or total voting power, we would undertake in good faith to provide written notice to BMS, including an explanation as to why such transactions do not cause our split-off from BMS to fail to qualify for non-recognition of gain and loss.

Risks Related to Our Common Stock

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

        These provisions include:

  •
  authorizing our board of directors to issue "blank check" preferred shares without stockholder approval;

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

        These anti-takeover provisions could substantially impede the ability of our common stockholders to benefit from a change of control and, as a result, could materially adversely affect the market price of our common stock and our stockholders' ability to realize any potential change-in-control premium.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our corporate headquarters are located in Glenview, Illinois, where we lease office space. We maintain our global supply chain and R&D headquarters in Evansville, Indiana, where we own office, operations and laboratory buildings comprising approximately 700,000 square feet. We also own the seven manufacturing facilities identified in the table below. For additional information related to our seven manufacturing facilities around the world, see "Item 1. Business—Global Supply Chain." We lease the vast majority of our office facilities worldwide.

        The following table illustrates our owned global manufacturing locations, the approximate square footage of the facilities and the reportable segment served by such locations:

Location	Square Feet	Business Segment Served
Zeeland, Michigan, United States(1)	512,000	All segments
Evansville, Indiana, United States(1)(2)	280,000	All segments
Nijmegen, The Netherlands(1)	102,000	All segments
Delicias, Chihuahua, Mexico(1)	173,000	Asia/Latin America
Chonburi, Thailand(1)	125,000	Asia/Latin America
Guangzhou, China(1)	140,000	Asia/Latin America
Makati, Philippines(1)	96,000	Asia/Latin America

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

        From time to time, we may be responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating substances at our current or former sites, and/or at waste disposal or reprocessing facilities operated by third parties. Liability under CERCLA and analogous state or foreign laws may be imposed without regard to knowledge, fault, or ownership at the time of the disposal or release. Most of our facilities have a history of production operations in the food and drug industry, and some substances used in such production require proper controls in their storage and disposal. We have been named as a "potentially responsible party", or are involved in investigation and remediation, at two third-party disposal sites. As of December 31, 2011, management believes that those future site costs which were probable and reasonably estimable, as well as any related accruals, are not material.

        We are not aware of any pending environmental, health or safety-related litigation or significant environmental, health or safety-related financial obligations or liabilities arising from current or former operations or properties that are likely to have a material impact on our business, financial position or results of operations. Liabilities or obligations, which could require us to make significant expenditures, could arise in the future, however, as the result of, among other things, changes in, or new interpretations of, existing laws, regulations or enforcement policies, claims relating to on- or off-site contamination, or the imposition of unanticipated investigation or cleanup obligations.

        On November 14, 2011, the Company's subsidiary Mead Johnson & Company, LLC ("MJC") obtained final court approval of a nationwide class settlement with plaintiffs in eight putative consumer class actions that had been consolidated and transferred to the U.S. District Court for the Southern District of Florida. The suits all involved allegations of false and misleading advertising with respect to certain Enfamil LIPIL infant formula advertising, and the settlement will resolve all claims in all of the pending suits. In its final order approving the class action settlement (the "Final Order"), the court found the settlement to be fair, reasonable and adequate. The settlement allows consumers who purchased Enfamil LIPIL infant formula between October 13, 2005, and March 31, 2010, to receive infant formula or cash. The amount each consumer can receive depends on how long the consumer purchased the formula; consumers who received their formula through the Women, Infants and Children ("WIC") program are not eligible to participate. The period within which class members could file claims expired on November 25, 2011. As of the close of the claims period, the total amount claimed by class members was less than $8.0 million. As a result and consistent with the Company's previously-reported obligations under the settlement agreement, MJC received court approval on January 9, 2012, to distribute the difference between $8.0 million and the total amount claimed in the form of infant formula to Feeding America, the nation's largest domestic hunger-relief charity. MJC also agreed not to oppose, and the court approved in its Final Order, attorneys' fees and expenses to plaintiffs' counsel of $3.5 million and $140,000, respectively. As previously reported, MJC agreed to pay costs of notice and settlement administration. Two class members have separately appealed the court's Final Order to the U.S. Court of Appeals for the Eleventh Circuit. Briefing in the appeal has not yet started. Until the appeal has been resolved, distribution of benefits to class members will be delayed. MJC expects distribution of benefits would begin shortly after a successful resolution of the appeal.

        We record accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although we cannot predict with certainty the final resolution of these or other lawsuits, investigations and claims asserted against it, we do not believe any currently pending legal proceeding to which we are a party will have a material effect on our business or financial condition, although an unfavorable outcome in excess of amounts recognized as of December 31, 2011, with respect to one or more of these proceedings could have a material effect on our results of operations for the periods in which a loss is recognized.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices and Dividend Information

        Mead Johnson Nutrition Company common stock is traded on the New York Stock Exchange (NYSE) under the symbol "MJN". The following table describes the per share range of high and low sales prices, as reported by the NYSE, for shares of our common stock and dividends declared per share of our common stock for the quarterly periods indicated.

	Market Price for MJN Common Stock
			Dividends Declared Per Share
	High	Low
2010
First Quarter	$52.87	$43.50	$0.225
Second Quarter	$55.23	$46.19	$0.225
Third Quarter	$58.01	$49.55	$0.225
Fourth Quarter	$63.38	$55.58	$0.225
2011
First Quarter	$63.30	$55.13	$0.26
Second Quarter	$68.85	$57.87	$0.26
Third Quarter	$76.89	$64.79	$0.26
Fourth Quarter	$76.53	$60.68	$0.26

Holders of Common Stock

        The number of record holders of common stock at December 31, 2011, was 1,570. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares held in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Issuer Purchases of Equity Securities

        None.

Performance Graph

Comparison of 34-month Cumulative Total Return

        The following graph compares the cumulative total return on our common stock for the periods indicated with the performance of the Standard & Poor's 500 Stock Index (S&P 500) and the Mead Johnson performance peer group index. The graph assumes $100 invested on February 11, 2009, the date shares of our common stock commenced trading, or January 31, 2009, in index, and the reinvestment of all dividends for each of the reported time periods.

Comparison of 34 Month Cumulative Total Return
Among Mead Johnson Nutrition Company, the S&P 500 Index
and a Peer Group

        The Mead Johnson performance peer group consists of the following corporations considered our market competitors in the food and beverage and consumer products industries on the basis of industry leadership and global focus: Campbell's Soup Company, Colgate Palmolive Company, General Mills, Inc., H.J. Heinz Company, The Hershey Company, The J.M. Smucker Company, Kellogg Company, McCormick & Company, Incorporated and Sara Lee Corp.

Item 6.    SELECTED FINANCIAL DATA.

	For the Years Ended December 31,
(In millions, except per share data)	2011	2010	2009	2008	2007
Net Sales	$3,677.0	$3,141.6	$2,826.5	$2,882.4	$2,576.4
Earnings before Interest and Income Taxes	$774.1	$682.9	$679.6	$695.7	$663.2
Interest Expense—net	$52.2	$48.6	$92.6	$43.3	$—
Net Earnings Attributable to Shareholders	$508.5	$452.7	$399.6	$393.9	$422.5
Basic Earnings Per Share Attributable to Shareholders*	$2.48	$2.20	$1.99	$2.32	$2.49
Diluted Earnings Per Share Attributable to Shareholders*	$2.47	$2.20	$1.99	$2.32	$2.49
Cash Dividends Declared Per Share*	$1.04	$0.90	$0.70
Weighted-average Shares*	204.3	204.7	200.6	170.0	170.0
Depreciation and Amortization	$75.3	$64.7	$58.9	$52.1	$51.0
Cash Paid for Capital Expenditures	$109.5	$172.4	$95.8	$81.1	$78.4

	As of December 31,
(In millions)	2011	2010	2009	2008	2007
Total Assets	$2,766.8	$2,293.1	$2,070.3	$1,361.4	$1,301.9
Debt	$1,531.9	$1,533.7	$1,604.9	$2,000.0	$—
Total Equity (Deficit)	$(168.0)	$(358.3)	$(664.3)	$(1,395.5)	$637.8

*
On February 17, 2009, we completed the offering of 34.5 million shares of common stock in an initial public offering.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See "Item 1A. Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with those statements. The following discussion should be read in conjunction with our audited financial statements and the notes to our audited financial statements. Our results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those in "Risk Factors."

Overview of Our Business

        We are a global leader in pediatric nutrition. We are committed to building trusted nutritional brands and products that help improve the health and development of infants and children around the world and provide them with the best start in life. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or industry-defining products across each of our product categories. We operate in four geographic segments: Asia, Europe, Latin America and North America. Due to similarities in gross margin and other economic attributes, products offered, production process, customer base and regulatory environment, these operating segments have been aggregated into two reportable segments: Asia/Latin America and North America/Europe.

Executive Summary

        Sales increased by 17% for the year ended December 31, 2011. The sales growth was led by our Asia/Latin America segment which grew by 26% and now accounts for 66% of sales. China/Hong Kong continues to lead growth in Asia while Latin America's percentage growth was in the mid-teens, underpinned by exceptional growth in Brazil and Peru. Sales increased by 3% in our North America/Europe segment. In the U.S., higher pricing and market share gains from both a competitor's recall and prior and current year product launches were offset in part by declining birth rates and lower consumption.

        Earnings per share grew 12% in the year ended December 31, 2011. Sales growth of 17% was partially offset by higher demand-generation investments, commodity cost increases, higher performance incentives and higher IT and other separation costs.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Below is a summary of comparative results of operations for the years ended December 31, 2011 and 2010:

				% of Net Sales
(Dollars in millions, except per share data)	2011	2010	% Change	2011	2010
Net Sales	$3,677.0	$3,141.6	17%	—	—
Earnings before Interest and Income Taxes (EBIT)	774.1	682.9	13%	21%	22%
Interest Expense—net	52.2	48.6	7%	1%	2%
Earnings before Income Taxes	721.9	634.3	14%	20%	20%
Provision for Income Taxes	202.9	176.1	15%	6%	6%
Effective Tax Rate (ETR)	28.1%	27.8%
Net Earnings	519.0	458.2	13%	14%	15%
Less: Net Earnings attributable to noncontrolling interests	10.5	5.5	91%	0%	0%
Net Earnings Attributable to Shareholders	508.5	452.7	12%	14%	14%
Weighted-average Common Shares—Diluted	205.0	205.1
Earnings per Common Share—Diluted	$2.47	$2.20	12%

        The results for the years ended December 31, 2011 and 2010 included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Years Ended December 31,
(In millions)	2011	2010
IT and other separation costs	$74.7	$57.1
Severance and other costs	11.6	5.1
Legal, settlements and related costs	7.6	9.2

Specified Items before income taxes	$93.9	$71.4
Income tax impact on items above	(29.3)	(25.9)

Specified Items after taxes	$64.6	$45.5

Net Sales

        Our net sales by reportable segments are shown in the table below:

	Years Ended December 31,			% Change Due to
						Foreign Exchange
(Dollars in millions)	2011	2010	% Change	Volume	Price
Asia/Latin America	$2,423.2	$1,927.1	26%	17%	5%	4%
North America/Europe	1,253.8	1,214.5	3%	2%	1%	0%

Net Sales	$3,677.0	$3,141.6	17%	11%	3%	3%

        Our Asia/Latin America segment continues to have significant sales growth and represented 66% of sales for the year ended December 31, 2011, compared with 61% for the year ended December 31, 2010. Our success in Asia/Latin America comes from share gains and market growth driven by our investments in advertising and promotion, sales force, and product innovation. Our strongest performance in Asia continues to be in China/Hong Kong, primarily reflecting increased market share, market growth, pricing and geographic expansion into additional cities. Latin America's percentage growth was in the mid-teens, underpinned by exceptional growth in Brazil and Peru.

        The North America/Europe segment was led by our U.S. business with higher pricing and market share gains partially offset by declining birth rates and lower consumption. Market share gains reflected the effects of a competitor's 2010 recall and our current and prior year product launches. Volume is expected to decrease in 2012 due to declining birth rates and consumption, the non-recurrence of the favorable effects experienced in the first half of 2011 from the competitor's recall, and the consequences of unfounded media reports of alleged product contamination at the end of 2011.

        Our net sales by product category are shown in the table below:

	Years Ended December 31,
(Dollars in millions)	2011	2010	% Change
Infant Formula	$2,188.7	$1,945.4	13%
Children's Nutrition	1,394.4	1,119.2	25%
Other	93.9	77.0	22%

Net Sales	$3,677.0	$3,141.6	17%

        Our sales in North America/Europe are comprised of approximately 90% Infant Formula. Infant Formula sales growth reflected the weighting of the growth rates in Asia/Latin America and North America/Europe. Growth in Children's Nutrition reflected the performance in Asia/Latin America.

        We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Years Ended December 31,		% of Gross Sales
(Dollars in millions)	2011	2010	2011	2010
Gross Sales	$4,730.7	$4,151.2	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	700.7	680.8	15%	16%
Sales Discounts	149.8	118.4	3%	3%
Returns	81.8	84.3	2%	2%
Cash Discounts	47.5	44.0	1%	1%
Coupons and Other Adjustments	42.4	47.3	1%	1%
Prime Vendor Charge-Backs	31.5	34.8	0%	1%

Total Gross-to-Net Sales Adjustments	1,053.7	1,009.6	22%	24%

Total Net Sales	$3,677.0	$3,141.6	78%	76%

        Gross-to-net sales adjustments declined as a percentage of gross sales as U.S. WIC rebates declined as a percentage of global gross sales due to higher growth in the Asia/Latin America segment.

Gross Profit

	Years Ended December 31,
(Dollars in millions)	2011	2010	% Change
Net Sales	$3,677.0	$3,141.6	17%
Cost of Products Sold	1,362.3	1,149.6	19%

Gross Profit	$2,314.7	$1,992.0	16%
Gross Margin	63.0%	63.4%

        The decline in gross margin compared with a year ago is primarily due to higher commodity costs, particularly dairy inputs, partially offset by productivity and higher product pricing.

Expenses

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2011	2010	% Change	2011	2010
Selling, General and Administrative	$926.8	$762.7	22%	25%	24%
Advertising and Promotion	501.7	438.7	14%	14%	14%
Research and Development	92.5	78.5	18%	3%	2%
Other Expenses/(Income)—net	19.6	29.2	(33)%	1%	1%

Selling, General and Administrative Expenses (SG&A)

        The increase in SG&A reflected increases in sales force expense, performance-based compensation, distribution expenses, IT separation costs, and the duplication of costs as we transitioned to a new outsourced service provider for IT, accounting and indirect procurement. The performance-based compensation increase reflected the phase-in of equity awards following our 2009 initial public offering (IPO) and our outstanding financial performance as measured against incentive plan targets and stock performance. Because equity awards are generally expensed over a period of three years, 2011 is the first year in which we had three overlapping grants of these awards.

Advertising and Promotion Expenses

        Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product trial and education provided to both health care professionals and consumers, where permissible by regulation. The increase in advertising and promotion expenses reflected investments in demand-generation activities in support of our strategic growth initiatives.

Research and Development Expenses

        The increase in research and development expenses reflected our continued investment in our innovation capability and product pipeline.

Other Expense/(Income)—net (OIE)

        For the year ended December 31, 2011, OIE included severance and other specified items, pension settlement costs for frozen defined benefit plans, and foreign currency and other gains and losses. In 2011 and 2010, pension settlements were $9.7 million and $10.6 million, respectively. In 2010, $8.5 million of foreign currency losses were recognized in Venezuela due to both the devaluation of the bolivar and the application of highly inflationary accounting.

Earnings before Interest and Income Taxes

        EBIT from our two reportable segments, Asia/Latin America and North America/Europe, is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated general and administrative expenses and global business support activities, including research and development, marketing and supply chain costs.

	Years Ended December 31,
(Dollars in millions)	2011	2010	% Change
Asia/Latin America	$802.9	$646.1	24%
North America/Europe	317.1	357.7	(11)%
Corporate and Other	(345.9)	(320.9)	8%

EBIT	$774.1	$682.9	13%

        The increase in EBIT for Asia/Latin America was primarily related to sales growth, partially offset by higher expenses, such as advertising and promotion, sales force growth, the allocation of new outsourced service and system expenses, and performance-based compensation.

        EBIT for North America/Europe decreased due to higher expenses, primarily the allocation of new outsourced service and system expenses, performance-based compensation and distribution expense, partially offset by an increase in sales.

        The new outsourced service and system expenses recorded in the operating segments include new information technology, accounting and procurement services. These new operations replaced similar services provided by the Company's former parent under transitional services agreements; the replaced services have been consistently reflected in Corporate and Other.

        Corporate and Other expenses increased due to higher IT separation costs.

Interest Expense—net

        Interest expense for the year ended December 31, 2011 primarily represented interest incurred on $1.5 billion of notes. The increase in interest expense reflected the termination of our fixed-to-floating interest rate swaps. The weighted-average interest rate on our long-term debt, including the impact of the swaps, was 4.0% and 3.6% for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

        The ETR remained relatively unchanged at 28.1% and 27.8% for the years ended December 31, 2011 and 2010, respectively.

Net Earnings Attributable to Noncontrolling Interests

        Net earnings attributable to noncontrolling interests consisted of an 11% interest in our China legal entity and a 10% interest in our Indonesia legal entity held by third parties.

Net Earnings Attributable to Shareholders

        For the foregoing reasons, net earnings attributable to shareholders for the year ended December 31, 2011 increased 12% to $508.5 million compared with the year ended December 31, 2010.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Below is a summary of comparative results of operations for the years ended December 31, 2010 and 2009:

				% of Net Sales
(Dollars in millions, except per share data)	2010	2009	% Change	2010	2009
Net Sales	$3,141.6	$2,826.5	11%	—	—
Earnings before Interest and Income Taxes (EBIT)	682.9	679.6	0%	22%	24%
Interest Expense—net	48.6	92.6	(48)%	2%	3%
Earnings before Income Taxes	634.3	587.0	8%	20%	21%
Provision for Income Taxes	176.1	176.4	0%	6%	6%
Effective Tax Rate (ETR)	27.8%	30.1%
Net Earnings	458.2	410.6	12%	15%	15%
Less: Net Earnings attributable to noncontrolling interests	5.5	11.0	(50)%	0%	0%
Net Earnings Attributable to Shareholders	452.7	399.6	13%	14%	14%
Weighted-average Common Shares—Diluted	205.1	200.7
Earnings per Common Share—Diluted	$2.20	$1.99	11%

        The results for the years ended December 31, 2010 and 2009 included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Years Ended December 31,
(In millions)	2010	2009
IT and other separation costs	$57.1	$19.2
Severance and other costs	5.1	25.3
Legal, settlements and related costs	9.2	17.5
IPO-related costs	—	31.0
Gain on asset sale	—	(11.9)

Specified Items before income taxes	$71.4	$81.1
Income tax impact on items above	(25.9)	(24.4)

Specified Items after taxes	$45.5	$56.7

Net Sales

        Our net sales by reportable segments are shown in the table below:

	Years Ended December 31,			% Change Due to
						Foreign Exchange
(Dollars in millions)	2010	2009	% Change	Volume	Price
Asia/Latin America	$1,927.1	$1,625.5	19%	10%	6%	3%
North America/Europe	1,214.5	1,201.0	1%	0%	0%	1%

Net Sales	$3,141.6	$2,826.5	11%	5%	4%	2%

        Our Asia/Latin America segment continued to have significant sales growth and represented 61% of sales for the year ended December 31, 2010, compared with 58% for the year ended December 31, 2009. Our success in Asia/Latin America came from market growth and share gains driven by our investments in advertising and promotion, sales force, and product innovation. The most notable sales gains were achieved in China, Hong Kong, Mexico and Brazil. Our strongest performance continued to be in China, primarily reflecting market growth, increased market share and geographic expansion. The segment was adversely affected by sales declines in Venezuela primarily due to the devaluation of the bolivar.

        For the year ended December 31, 2010, sales in the North America/Europe segment grew slightly compared with the prior year. The U.S. business improvements from market share gains, due to successful new product launches and a competitor's product recall, and lower WIC rebates were offset by the contraction in the U.S. market from lower births. The European business grew due to a 2009 reduction in customer inventory in the European business in preparation for the move from Bristol-Myers Squibb Co. (BMS) as our primary distributor.

        Our net sales by product category are shown in the table below:

	Years Ended December 31,
(Dollars in millions)	2010	2009	% Change
Infant Formula	$1,945.4	$1,805.6	8%
Children's Nutrition	1,119.2	919.0	22%
Other	77.0	101.9	(24)%

Net Sales	$3,141.6	$2,826.5	11%

        Infant formula sales increased 8%, including a favorable foreign exchange impact of 1%, reflecting results in the North America/Europe segment, which are predominantly infant formula markets, and growth in the Asia/Latin America segment. Children's nutrition sales increased 22%, including a favorable foreign exchange impact of 4%, reflecting the strength of the Asia/Latin America segment where over 90% of our children nutrition sales are generated. The decline in other products is primarily driven by the expiration of a 2009 marketing services agreement under which we sold pharmaceutical products in two Asia markets on behalf of BMS.

        We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Years Ended December 31,		% of Gross Sales
(Dollars in millions)	2010	2009	2010	2009
Gross Sales	$4,151.2	$3,864.6	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	680.8	735.7	16%	19%
Sales Discounts	118.4	100.4	3%	3%
Returns	84.3	72.0	2%	2%
Cash Discounts	44.0	45.1	1%	1%
Coupons and Other Adjustments	47.3	46.4	1%	1%
Prime Vendor Charge-Backs	34.8	38.5	1%	1%

Total Gross-to-Net Sales Adjustments	1,009.6	1,038.1	24%	27%

Total Net Sales	$3,141.6	$2,826.5	76%	73%

        Gross-to-net sales adjustments declined as a percentage of gross sales due to a decline in WIC rebates. The decline in WIC rebates was due to a reduction in the amount of infant formula provided under the program and a reduction in WIC participants due to lower birth rates.

Gross Profit

	Years Ended December 31,
(Dollars in millions)	2010	2009	% Change
Net Sales	$3,141.6	$2,826.5	11%
Cost of Products Sold	1,149.6	974.7	18%

Gross Profit	$1,992.0	$1,851.8	8%
Gross Margin	63.4%	65.5%

        Gross margin declined compared to a year ago due to increased commodity and manufacturing costs, partially offset by productivity gains and higher product pricing.

Expenses

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2010	2009	% Change	2010	2009
Selling, General and Administrative	$762.7	$665.3	15%	24%	24%
Advertising and Promotion	438.7	401.9	9%	14%	14%
Research and Development	78.5	71.9	9%	2%	3%
Other Expenses/(Income)—net	29.2	33.1	(12)%	1%	1%

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

	Years Ended December 31,
(Dollars in millions)	2010	2009	% Change
Asia/Latin America	$646.1	$577.0	12%
North America/Europe	357.7	391.8	(9)%
Corporate and Other	(320.9)	(289.2)	11%

EBIT	$682.9	$679.6	0%

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

Income Taxes

        The ETR for the years ended December 31, 2010 and 2009, was 27.8% and 30.1%, respectively. The difference in the rates was primarily attributable to the benefits of a tax ruling in the Netherlands, management's assertion that certain foreign earnings and profits are permanently invested abroad, and a favorable change in our geographic earnings mix.

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

Liquidity and Capital Resources

Overview

        Our primary sources of liquidity are cash on hand, cash from operations and available borrowings under our $500.0 million revolving credit facility. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for raw material purchases, manufacturing, and operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment, buildings and computer software. Cash flows used in financing activities primarily represent proceeds and repayments of short-term borrowings, dividend payments and share repurchases.

        Cash and cash equivalents totaled $840.3 million at December 31, 2011 of which $734.0 million was held outside of the United States. Approximately $360 million of cash and cash equivalents were held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to reinvest these funds in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these funds to the United States, the Company would be required to provide U.S. taxes on these amounts.

        The declaration and payment of dividends is at the discretion of our board of directors and depends on many factors, including our financial condition, earnings, legal requirements, restrictions under the terms of our debt agreements and other relevant factors. Cash dividends paid for the years ended December 31, 2011, 2010 and 2009 were $205.7 million, $179.6 million and $102.3 million, respectively.

        Our board of directors previously authorized the repurchase of up to $300 million of the Company's stock. The repurchase program is primarily intended to offset the dilutive effect on earnings from stock-based compensation over the next three years. During the year ended December 31, 2011, we purchased 1.3 million shares under the program for $81.6 million. As of December 31, 2011, we have $218.3 million available under the authorization.

Cash Flows

        We believe that cash on hand, cash from operations, and the available credit facility will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Years Ended December 31,
(In millions)	2011	2010	2009
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$519.0	$458.2	$410.6
Depreciation and Amortization	75.3	64.7	58.9
Other	8.9	54.3	(13.6)
Changes in Assets and Liabilities	39.3	(7.5)	147.9
Pension and Other Post Retirement Benefits Contributions	(9.7)	(55.5)	(27.2)

Total Operating Activities	632.8	514.2	576.6
Investing Activities	(112.6)	(174.6)	(81.3)
Financing Activities	(275.2)	(306.4)	49.1
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(0.3)	1.3	16.7

Net Increase in Cash and Cash Equivalents	$244.7	$34.5	$561.1

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Cash flow provided from operating activities increased by $118.6 million in 2011 compared with 2010. Higher earnings, along with lower cash paid for income taxes, lower cash contributions to our frozen U.S. defined benefit pension plan and higher accounts payable were partially offset by increased inventories and receivables. The 2011 increase in inventories included an advance purchase of approximately $80 million for select dairy inputs along with a corresponding increase in accounts payable.

        Cash flow used in investing activities decreased $62.0 million in 2011 compared to 2010. 2010 included expenditures for new packaging lines and higher spending for investments in our global IT platform.

        Cash flow used in financing activities was $275.2 million for the year ended December 31, 2011, primarily from dividend payments of $205.7 million and treasury stock repurchases of $87.7 million. The termination of interest rate swaps provided $23.5 million to cash flow from financing activities. Cash flow used in financing activities was $306.4 million for the year ended December 31, 2010, and reflected dividend payments of $179.6 million and the net repayment of $120.0 million of our short-term Credit Facility borrowing.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Cash flow from operating activities fell by $62.4 million in 2010 compared with 2009. Higher earnings, along with increased non-cash depreciation and amortization expense, were more than offset by a smaller reduction in working capital and other short-term assets and liabilities, along with increased cash contributions to our frozen U.S. defined benefit pension plan.

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

        Cash flow used in financing activities was $306.4 million for the year ended December 31, 2010, primarily from $179.6 million of dividend payments and the net repayment of $120.0 million of borrowing under our short-term Credit Facility. Cash flow provided by financing activities was $49.1 million for the year ended December 31, 2009, and reflected $1,495.3 million from the private placement of notes and $782.3 million net cash proceeds from the IPO, partially offset by $2,348.1 million repayment of BMS debt and other items.

Capital Expenditures

        Capital expenditures and the cash outflow for capital expenditures were as follows:

(In millions)	Capital expenditures	Cash outflow for capital expenditures
Year ended December 31, 2011	$121.6	$109.5
Year ended December 31, 2010	143.4	172.4
Year ended December 31, 2009	122.3	95.8

        Capital expenditures included investments in our global IT platform, new packaging lines, and research and development capabilities.

        In December 2011, we announced a planned capital expenditure for a new, greenfield spray dryer and technology center in Singapore that will cost approximately $300 million over a three-year period. We expect capital expenditures in 2012 to be approximately $220 million, including approximately

$100 million for the first year of the planned capital expenditure in Singapore, and continued emphasis on investment in growth and innovation. The Company expects to fund capital expenditures from its operations.

Short-Term Borrowings

        In June 2011, the Company entered into a five-year revolving credit facility agreement (2011 Credit Facility). The 2011 Credit Facility replaces the Company's three-year revolving credit facility agreement dated February 17, 2009 (2009 Credit Facility). Borrowings from the 2011 Credit Facility are to be used for working capital and other general corporate purposes. The 2011 Credit Facility is unsecured and repayable on maturity in June 2016, and subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the 2011 Credit Facility is $500.0 million, which may be increased from time to time up to $750.0 million at the Company's request and with the consent of the lenders, subject to satisfaction of customary conditions.

        The Credit Facility contains customary covenants, including covenants applicable to limiting liens, substantial asset sales and mergers. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Credit Facility contains financial covenants whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. We were in compliance with all debt covenants as of December 31, 2011.

        Borrowings under the 2011 Credit Facility bear interest at a rate that is determined as a base rate plus a margin. The base rate is either (a) LIBOR for a specified interest period, or (b) a floating rate based upon JPMorgan Chase Bank's prime rate, the Federal Funds rate or LIBOR. The margin is determined by reference to the Company's credit rating. The margin can range from 0.075% to 1.45% over the base rate. In addition, the Company incurs an annual 0.2% facility fee on the entire facility commitment of $500.0 million.

        If our corporate credit rating falls below (i) Baa3 by Moody's Investors Service, Inc. (Moody's) and (ii) BBB- by Standard & Poor's Ratings Service (S&P), then Mead Johnson & Company shall automatically be deemed to guarantee the obligations under the Credit Facility. The Moody's credit rating for MJN is currently Baa1. S&P's credit rating for MJN is currently BBB.

        There were no short-term borrowings as of December 31, 2011.

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

        In November 2009, the Company entered into interest rate swaps with a notional amount of $700.0 million. In November 2010, the Company terminated a notional amount of $200.0 million in interest rate swaps on our 2019 Notes for cash of $15.6 million. In July 2011, we terminated the remaining notional amount of $500.0 million in interest rate swaps on our 2014 Notes for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt.

        For additional information on our long-term debt and interest rate swaps, see "Item 8. Financial Statements and Supplementary Data."

Contractual Obligations

        As of December 31, 2011, our contractual obligations and other commitments were as follows:

	Payments due by December 31,
(In millions)	2012	2013	2014	2015	2016	Thereafter	Total
Operating lease obligations	$33.5	$26.9	$22.2	$16.5	$14.9	$26.8	$140.8
Capital lease obligations	1.1	0.9	0.7	0.6	0.4	—	3.7
Purchase obligations	108.4	60.3	58.1	55.3	46.8	131.2	460.1
Long-term debt	—	—	500.0	—	—	1,000.0	1,500.0
Interest on long-term debt	69.5	69.5	69.5	52.0	52.0	510.0	822.5

Total	$212.5	$157.6	$650.5	$124.4	$114.1	$1,668.0	$2,927.1

        Our operating lease obligations are generally related to real estate leases for offices, manufacturing-related leases, and vehicle leases. Capital lease obligations relate to assets used for interplant transportation of materials and finished goods. Purchase obligations are for unconditional commitments related to a master service agreement with IBM for information technology, accounting and indirect procurement services; for the purchase of materials used in manufacturing; and for promotional services. The future interest payments on long-term debt are based on coupon payments.

Off-Balance Sheet Arrangements

        Pursuant to an Amended and Restated Tax Matters Agreement with BMS, we agreed to indemnify BMS for (i) any tax payable with respect to any separate tax return that we are required to file or cause to be filed, (ii) any tax incurred as a result of any gain that may be recognized by a member of the BMS affiliated group with respect to a transfer of certain foreign affiliates by us in preparation for the IPO, and (iii) any tax arising from the failure or breach of any representation or covenant made by us which failure or breach results in the intended tax consequences of the split-off transaction not being achieved.

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

        For information on our accounting policies, see "Item 8. Financial Statements and Supplementary Data."

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

        WIC Rebates—We participate on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, we reimburse these entities for the difference between our wholesaler list price and the contract price on eligible products. We account for WIC contract rebates by establishing an accrual in an amount equal to our estimate of WIC rebate claims attributable to a sale. We determine our estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. We consider levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjust the accrual periodically throughout the year to reflect actual expense. WIC rebate accruals were $210.1 million and $195.3 million at December 31, 2011 and 2010, respectively, and are included in accrued rebates and returns on our balance sheet. Rebates under the WIC program reduced revenues by $700.7 million, $680.8 million, and $735.7 million in the years ended December 31, 2011, 2010 and 2009, respectively.

        Sales Returns—We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine our estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also consider other factors that could impact sales returns such as discontinuations and new product introductions. Sales return accruals were $43.0 million and $43.5 million at December 31, 2011 and 2010, respectively, and are included in accrued rebates and returns on our balance sheet. Returns reduced sales by $81.8 million, $84.3 million, and $72.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes

        The effective tax rate reflects statutory tax rates in the various jurisdictions in which we operate, including tax rulings, management's assertion that certain foreign earnings and profits are permanently invested abroad and management's estimate of appropriate reserves against uncertain tax positions. Significant judgment is required in determining the effective tax rate and in evaluating the uncertainty in tax positions.

        The income tax provision prepared in the post split-off period reflects a separate return methodology based on the legal structure where we are a separate taxpayer in the respective jurisdictions. The income tax provision prepared in the period following the IPO but preceding the split-off reflects a separate return methodology based on the actual legal entity structure as if we were a separate taxpayer in the respective jurisdictions with certain accommodations pursuant to a tax matters agreement as noted below. This is in contrast to the pre-IPO period in which the income tax provision was prepared on a separate return stand-alone methodology reflecting a hypothetical legal entity structure in which we were included in the tax grouping of other BMS entities within the respective entity's tax jurisdiction.

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

        Changes in uncertain tax positions and changes in valuation allowances could be material to our results of operations for any period, but are not expected to be material to our financial position.

Pension and Other Post Retirement Benefits

        Our pension plans and post retirement benefit plans are accounted for using actuarial valuations. Management, in consultation with our actuaries, is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, long-term returns on plan assets, retirement, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and post retirement benefit expense could vary within a range of outcomes and have a material effect on reported earnings, projected benefit obligations and future cash funding. Our key assumptions used in calculating the cost of pension benefits are the discount rate and expected long term returns on plan assets. Actual results in any given year may differ from those estimated because of economic and other factors.

        The discount rate assumptions used to value the pension and post retirement benefit obligations reflect the yield to maturity of high quality corporate bonds that coincides with the cash flows of the plans' estimated payouts. In developing the expected rate of return on pension plan assets, we estimate returns for individual asset classes with input from external advisors. We also consider long-term historical returns on the asset classes, the investment mix of plan assets, investment manager performance and projected future returns of the asset classes.

        Our principal pension plan is the Mead Johnson & Company Retirement Plan in the United States (U.S. Pension Plan), which is a frozen plan and represents approximately 80% of the Company's total pension assets and obligations. The assumptions used to determine net periodic benefit costs for the year are established at the beginning of the plan year and the assumptions used to determine benefit obligation are established as of the balance sheet date. The key assumptions for the U.S. Pension Plan were as follows:

Used to determine net periodic benefit cost for the years ended December 31,	2011	2010
Discount rate	5.50%	5.75%
Expected long-term return on plan assets	7.75%	7.72%

Used to determine benefit obligation as of December 31,	2011	2010
Discount rate	3.75%	5.50%

        The obligation for the U.S. Pension Plan grew by $74.8 million during 2011, primarily due to the change in the discount rate and the timing of expected payment assumptions. The change in the discount rate assumption reflected both the assumption used for the timing of expected payments and lower corporate bond rates.

        The following table shows the impact on pension expense of hypothetical changes in the rates assumed for the U.S. pension plan:

		Increase/(Decrease) in Expense		Increase/(Decrease) in Obligation
(Dollars in millions)	Change in Rate	Increase in Rate	Decrease in Rate	Increase in Rate	Decrease in Rate
Impact of change in rates:
Discount rate	+/-100 basis points	$0.7	$(1.0)	$(23.2)	$27.3
Expected long-term rate of return on plan assets	+/-100 basis points	$(2.0)	$2.0	N/A	N/A

        See "Item 8. Financial Statements and Supplementary Data" for additional information on our pension and post retirement benefits.

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K and other written and oral statements we make from time to time contain certain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as "should," "expect," "anticipate," "estimate," "target," "may," "project," "guidance," "intend," "plan," "believe" and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks, uncertainties, and assumptions including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in "Item 1A. Risk Factors," that we believe could cause actual results to differ materially from any forward-looking statement.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to certain market risks which exist as part of our on-going business operations. In addition to our costs for materials, compensation, media, distribution and other purchased services being subject to inflationary pressures, we are exposed to changes in currency exchange rates, price volatility for certain commodities and changes in interest rates. To reduce our exposure to these risks, we use a variety of contract techniques and financial instruments as described below. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

Foreign Exchange Risk

        We are exposed to market risk due to changes in currency exchange rates. Our primary net foreign currency exposures are the Chinese renminbi, the Hong Kong dollar, the euro, the Malaysian ringitt, the Mexican peso, the Philippine peso, and the Canadian dollar. In addition to these primary exposures, as a global business, we are exposed to foreign currency translation risk in all countries in which we do business whose local reporting currency is not the U.S. dollar.

        We use foreign currency contracts to hedge anticipated transactions on certain foreign currencies and designate these derivative instruments as foreign currency cash flow hedges when appropriate. If the derivative is designated as a cash flow hedge, the change in the fair value of the derivative is initially recorded in accumulated other comprehensive income(loss) and then recognized in our statement of earnings when the corresponding hedged item impacts our earnings. The foreign currency derivatives resulted in losses of $2.9 million, $7.8 million, and $5.0 million in the years ended December 31, 2011, 2010 and 2009, respectively. The impact of hedge ineffectiveness on earnings was not significant.

        We enter into hedging and other foreign exchange management arrangements to reduce the risk of foreign currency exchange rate fluctuations on earnings to the extent that cost-effective derivative financial instruments or other non-derivative financial instrument approaches are available. The intent of gains and losses on hedging transactions is to offset the respective gains and losses on the underlying exposures being hedged. While we attempt to mitigate some of this risk with hedging and other activities, our business will nevertheless remain subject to substantial foreign exchange risk from foreign currency translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.

        The Company uses foreign exchange forward contracts to hedge exposures and the total notional amount of these contracts was $134.3 million at December 31, 2011, representing a fair value asset of $5.1 million.

        The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of December 31, 2011:

	Contract Amount (in millions)	Average Contractual Exchange Rate
Receive United States dollar/Pay Canadian dollar	$31.9	1.01
Receive United States dollar/Pay Mexican peso	$62.5	13.07
Receive United States dollar/Pay Philippine peso	$39.9	43.71

        All of these derivatives were hedges of anticipated transactions and mature within 12 months. Assuming an unfavorable 10% change in year-end exchange rates, the fair value would have changed by $14.3 million and would have switched to a payable position. The unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

Commodity Risk

        We purchase certain products in the normal course of business, including dairy, agricultural oils, and packaging materials, the costs of which are affected by global commodity changes. Therefore, we are exposed to price volatility related to market conditions outside of our control.

        We employ various purchasing and pricing contract techniques in an effort to reduce volatility. Generally, these techniques include unit pricing that is based on an average of commodity prices over a contractually defined period of time, timing of purchases, and setting fixed prices with suppliers. We do not generally make use of financial instruments to hedge commodity prices, partially because of these contract pricing techniques. As of December 31, 2011, we had no outstanding commodity derivative instruments.

Interest Rate Risk

        We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities used to maintain liquidity and fund business operations. Primary exposures include movements in U.S Treasury rates, LIBOR, and commercial paper rates. The nature and amount of our short-term and long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Our debt obligations totaled $1.5 billion. For information on our debt obligations, see Item 8. "Financial Statements and Supplementary Data."

        The Company had no interest rate swaps outstanding at December 31, 2011. For information on interest rate swap activity, see Item 8. "Financial Statements and Supplementary Data."

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mead Johnson Nutrition Company
Glenview, Illinois

        We have audited the accompanying consolidated balance sheets of Mead Johnson Nutrition Company and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income and equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mead Johnson Nutrition Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 17, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mead Johnson Nutrition Company
Glenview, Illinois

        We have audited the internal control over financial reporting of Mead Johnson Nutrition Company and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 17, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 17, 2012

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF MEAD JOHNSON
NUTRITION COMPANY

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars and shares in millions, except per share data)

	December 31,
	2011	2010	2009
NET SALES	$3,677.0	$3,141.6	$2,826.5
COST OF PRODUCTS SOLD	1,362.3	1,149.6	974.7

GROSS PROFIT	2,314.7	1,992.0	1,851.8
EXPENSES:
Selling, General and Administrative	926.8	762.7	665.3
Advertising and Promotion	501.7	438.7	401.9
Research and Development	92.5	78.5	71.9
Other Expenses/(Income)—net	19.6	29.2	33.1

EARNINGS BEFORE INTEREST AND INCOME TAXES	774.1	682.9	679.6
INTEREST EXPENSE—NET	52.2	48.6	92.6

EARNINGS BEFORE INCOME TAXES	721.9	634.3	587.0
PROVISION FOR INCOME TAXES	202.9	176.1	176.4

NET EARNINGS	519.0	458.2	410.6
Less Net Earnings Attributable to Noncontrolling Interests	10.5	5.5	11.0

NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$508.5	$452.7	$399.6

Earnings per Share—Basic
Net Earnings Attributable to Shareholders	$2.48	$2.20	$1.99

Earnings per Share—Diluted
Net Earnings Attributable to Shareholders	$2.47	$2.20	$1.99

Weighted-average Shares	204.3	204.7	200.6
Dividends Declared per Share	$1.04	$0.90	$0.70

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(Dollars and shares in millions, except per share data)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$840.3	$595.6
Receivables—net of allowances of $6.3 and $8.3, respectively	352.6	352.0
Inventories	534.9	356.7
Deferred Income Taxes—net of valuation allowance	118.5	97.9
Income Taxes Receivable	3.3	15.6
Prepaid Expenses and Other Assets	40.1	31.2

Total Current Assets	1,889.7	1,449.0
Property, Plant, and Equipment—net	576.1	550.5
Goodwill	117.5	117.5
Other Intangible Assets—net	91.6	80.3
Deferred Income Taxes—net of valuation allowance	16.5	13.4
Other Assets	75.4	82.4

TOTAL	$2,766.8	$2,293.1

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-Term Borrowings	$—	$1.2
Accounts Payable	488.1	365.8
Dividends Payable	53.3	46.3
Accrued Expenses	229.0	208.7
Accrued Rebates and Returns	300.1	278.9
Deferred Income—current	47.0	37.0
Income Taxes—payable and deferred	82.6	38.2

Total Current Liabilities	1,200.1	976.1
Long-Term Debt	1,531.9	1,532.5
Deferred Income Taxes—noncurrent	5.2	42.6
Pension, Post Retirement and Post Employment Liabilities	157.2	71.7
Other Liabilities	40.4	28.5

Total Liabilities	2,934.8	2,651.4
COMMITMENTS AND CONTINGENCIES
EQUITY (DEFICIT)
Shareholders' Equity
Common Stock, $0.01 par value: 4,200 authorized, 205.1 and 204.8 issued, respectively	2.1	2.0
Additional Paid-in (Distributed) Capital	(728.4)	(775.6)
Retained Earnings	770.0	474.0
Treasury Stock—at cost	(89.7)	(3.2)
Accumulated Other Comprehensive Income (Loss)	(133.1)	(64.6)

Total Shareholders' Equity (Deficit)	(179.1)	(367.4)
Noncontrolling Interests	11.1	9.1

Total Equity (Deficit)	(168.0)	(358.3)

TOTAL	$2,766.8	$2,293.1

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(Dollars in millions)

	Total Equity (Deficit)	BMS Investment	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Non- controlling Interests	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
BALANCE—January 1, 2009	$(1,395.5)	$(1,385.4)	$—	$—	$—	$—	$5.4	$(15.5)

Net transfers (to) from BMS	(241.5)	(290.2)		48.7
Conversion of BMS investment in Common Stock	—	1,624.2	1.7	(1,644.6)				18.7
Issuance of Common Stock in connection with initial public offering, net of offering costs	782.3		0.3	782.0
Stock-based compensation awards	17.7	1.2		16.5
Distributions to noncontrolling interests	(5.8)						(5.8)
Assumptions of accumulated unrealized gains (losses) on pension and other post retirement benefits, net of tax of $54.7	(97.5)							(97.5)
Cash dividends declared	(143.3)				(143.3)
Comprehensive income:
Net earnings, January 1, 2009—February 10, 2009	50.2	50.2							$50.2
Net earnings, February 11, 2009—December 31, 2009	360.4				349.4		11.0		360.4
Foreign currency translation adjustment, net of tax of $(2.8)	25.9							25.9	25.9
Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $2.9	(8.1)							(8.1)	(8.1)
Deferred gains (losses) on pension and other post retirement benefits, net of tax of $6.4	(9.1)							(9.1)	(9.1)

Total comprehensive income									419.3
Less: comprehensive income attributable to noncontrolling interests									11.0

Comprehensive income attributable to shareholders									$408.3

BALANCE—December 31, 2009	$(664.3)	$—	$2.0	$(797.4)	$206.1	$—	$10.6	$(85.6)

Stock-based compensation awards	21.8			21.8
Treasury stock acquired	(3.2)					(3.2)
Distributions to noncontrolling interests	(6.7)						(6.7)
Cash dividends declared	(184.8)				(184.8)
Comprehensive income:
Net earnings	458.2				452.7		5.5		$458.2
Foreign currency translation adjustment, net of tax, of $(9.5)	5.2						(0.3)	5.5	5.5
Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $(0.4)	1.1							1.1	1.1
Deferred gains (losses) on pension and other post retirement benefits, net of tax of $(4.5)	14.4							14.4	14.4

Total comprehensive income									479.2
Less: comprehensive income attributable to noncontrolling interests									5.5

Comprehensive income attributable to shareholders									$473.7

BALANCE—December 31, 2010	$(358.3)	$—	$2.0	$(775.6)	$474.0	$(3.2)	$9.1	$(64.6)

Stock-based compensation awards	42.4		0.1	47.2		(4.9)
Treasury stock acquired	(81.6)					(81.6)
Distributions to noncontrolling interests	(8.6)						(8.6)
Cash dividends declared	(212.5)				(212.5)
Comprehensive income:
Net earnings	519.0				508.5		10.5		$519.0
Foreign currency translation adjustment, net of tax, of $4.7	(22.5)						0.1	(22.6)	(22.5)
Deferred gains (losses) on derivatives qualifying as hedges, net of tax of $(2.6)	6.1							6.1	6.1
Deferred gains (losses) on pension and other post retirement benefits, net of tax of $24.1	(52.0)							(52.0)	(52.0)

Total comprehensive income									450.6
Less: comprehensive income attributable to noncontrolling interests									10.6

Comprehensive income attributable to shareholders									$440.0

BALANCE—December 31, 2011	$(168.0)	$—	$2.1	$(728.4)	$770.0	$(89.7)	$11.1	$(133.1)

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in millions)

	December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$519.0	$458.2	$410.6
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	75.3	64.7	58.9
Stock-Based Compensation Expense	39.9	19.7	17.7
Deferred Income Tax	(33.3)	19.2	(20.5)
Gain on Sale of Intangible Assets	—	—	(11.9)
Exchange Loss from Devaluation	—	8.5	—
Other	2.3	6.9	1.1
Change in Assets and Liabilities:
Receivables	(7.9)	(34.8)	(31.8)
Inventories	(183.3)	(40.4)	45.9
Accounts Payable	114.7	78.6	19.3
Accrued Expenses, Rebates and Returns	50.0	21.2	73.8
Income Taxes Payable	53.2	(69.5)	37.5
Other Assets and Liabilities	12.6	37.4	3.2
Pension and Other Post Retirement Benefits Contributions	(9.7)	(55.5)	(27.2)

Net Cash Provided by Operating Activities	632.8	514.2	576.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(109.5)	(172.4)	(95.8)
Proceeds from Sale of Property, Plant and Equipment	1.6	3.3	2.6
Proceeds from Sale of Intangible Asset	—	—	11.9
Investment in Other Companies	(4.7)	(5.5)	—

Net Cash Used in Investing Activities	(112.6)	(174.6)	(81.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	72.0	134.7	200.0
Repayments of Short-term Borrowings	(73.2)	(253.5)	(80.0)
Payment for Capital Lease Termination	—	(47.0)	—
Payments of Dividends	(205.7)	(179.6)	(102.3)
Proceeds from Stock Option Exercises	4.5	2.1	—
Purchases of Treasury Stock	(87.7)	(2.0)	—
Proceeds from Termination of Interest Rate Swaps	23.5	15.6	—
Proceeds from Initial Public Offering, net of offering costs	—	—	782.3
Repayment of Related Party Debt and Lease	—	—	(2,348.1)
Promissory Note from BMS	—	30.0	(30.0)
Net Transfers (to) from BMS, excluding non-cash items	—	—	137.7
Long-term Debt Borrowings, net of original issue discount	—	—	1,495.3
Distributions to Noncontrolling Interests	(8.6)	(6.7)	(5.8)

Net Cash Provided by (Used in) Financing Activities	(275.2)	(306.4)	49.1
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(0.3)	1.3	16.7

NET INCREASE IN CASH AND CASH EQUIVALENTS	244.7	34.5	561.1
CASH AND CASH EQUIVALENTS:
Beginning of Year	595.6	561.1	—

End of Year	$840.3	$595.6	$561.1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash Financing Activities—Related Party Debt Issuance/(Reduction)	$—	$—	$(250.0)

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

1. ORGANIZATION

        Mead Johnson Nutrition Company manufactures, distributes and sells infant formulas, children's nutrition and other nutritional products. Mead Johnson Nutrition Company has a broad product portfolio, which extends across routine and specialty infant formulas, children's milks and milk modifiers, pediatric vitamins, dietary supplements for pregnant and breastfeeding mothers, and products for metabolic disorders. These products are generally sold to wholesalers and retailers and are promoted to healthcare professionals, and, where permitted by regulation and policy, directly to consumers.

2. INITIAL PUBLIC OFFERING AND SEPARATION ACTIVITIES

        On February 17, 2009, Mead Johnson Nutrition Company completed the initial public offering (IPO) of 34.5 million shares common stock at a price of $24.00 per share. Prior to and immediately following the IPO, 170.0 million shares of common stock were owned by Bristol-Myers Squibb Company (BMS). The net proceeds from the IPO, after deducting a total of $45.7 million of underwriting discounts, commissions and offering expenses, totaled $782.3 million. All of the net proceeds of the IPO were used to settle pre-existing obligations to the Company's former parent, BMS.

        On November 15, 2009, BMS announced an exchange offer whereby BMS shareholders could exchange a portion of BMS common stock for Mead Johnson Nutrition Company stock. The exchange offer was completed on December 23, 2009, resulting in the separation of Mead Johnson Nutrition Company and the disposal of BMS's entire ownership and voting interest.

        Expensed transaction costs for the IPO recorded within selling, general, and administrative expense for the year ended December 31, 2009 were $31.0 million.

3. ACCOUNTING POLICIES

        Basis of Presentation—The financial statements present the results of operations, financial position, and cash flows of Mead Johnson Nutrition Company and its majority-owned and controlled subsidiaries (MJN or the Company). Intercompany balances and transactions have been eliminated. The Company prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States (GAAP).

        Use of Estimates—The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in revenue recognition, including sales rebate and return accruals, goodwill, income tax assets and liabilities, income tax expense, and legal liabilities, as well as the accounting for stock-based compensation and retirement and post retirement benefits, including the actuarial assumptions. Actual results may or may not differ from estimated results.

        Fair Value Measurements—The fair value of financial assets and liabilities are classified in the fair value hierarchy as follows: Level 1—unadjusted quoted prices in active markets for identical assets or liabilities, Level 2—observable prices that are based on inputs not quoted on active markets, and

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

3. ACCOUNTING POLICIES (Continued)

Level 3—unobservable inputs that reflect estimates about the assumptions market participants would use in pricing the asset or liability.

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

        WIC rebate accruals were $210.1 million and $195.3 million at December 31, 2011 and 2010, respectively, and are included in accrued rebates and returns on the Company's balance sheet. MJN participates on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, MJN reimburses these entities for the difference between wholesaler list price and the contract price on eligible products. The Company accounts for WIC rebates by establishing an accrual in an amount equal to the Company's estimate of WIC rebate claims attributable to a sale. MJN determines its estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. The Company considers levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjusts the accrual periodically throughout the year to reflect actual expense. Rebates under the WIC program reduced revenues by $700.7 million, $680.8 million, and $735.7 million in the years ended December 31, 2011, 2010, and 2009, respectively.

        Sales return accruals were $43.0 million and $43.5 million at December 31, 2011 and 2010, respectively, and are included in accrued rebates and returns on the Company's balance sheet. The Company accounts for sales returns by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines its estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also considers other factors that could impact sales returns such as discontinuations and new product introductions. Returns reduced sales by $81.8 million, $84.3 million, and $72.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Income Taxes—The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

3. ACCOUNTING POLICIES (Continued)

measured using the currently enacted tax rates that apply to taxable earnings in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when changes are enacted.

        Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made.

        Uncertain tax positions that relate to deferred tax assets are recorded against deferred tax assets; otherwise, uncertain tax positions are recorded as either a current or noncurrent liability.

        The income tax provision prepared in the post separation period reflects a separate return methodology based on the legal entity structure where the Company is a separate taxpayer in the respective jurisdictions. The income tax provision prepared in the period following the IPO but preceding the separation reflects a separate return methodology based on the legal entity structure as if the Company were a separate taxpayer in the respective jurisdictions with certain accommodations pursuant to a tax matters agreement with BMS. This is in contrast to the pre-IPO period in which the income tax provision was prepared on a separate return stand-alone methodology reflecting a hypothetical legal entity structure in which the Company was included in the tax grouping of other BMS entities within the respective entity's tax jurisdiction. In the pre-IPO period, with the exception of MJN-dedicated entities, the Company did not maintain taxes payable to or from BMS as the Company was deemed to settle the annual current tax balances immediately with the tax paying legal entities in the respective jurisdictions. These settlements were reflected as changes in equity (deficit).

        Cash and Cash Equivalents—Cash and cash equivalents consist of bank deposits, time deposits and money market funds. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies, which are subject to currency rate risk. Cash equivalents are primarily highly liquid investments with original maturities of three months or less at the time of purchase and are recorded at cost, which approximates fair value. Money market funds, which totaled $449.2 million and $246.8 million at December 31, 2011 and 2010, respectively, are classified as Level 2 in the fair value hierarchy.

        Inventory Valuation—Inventories are stated at average cost, not in excess of market.

        Capital Assets and Depreciation—Expenditures for additions and improvements are capitalized at cost. Depreciation is generally computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are up to 50 years for buildings and 3 to 40 years for machinery, equipment, and fixtures. Maintenance and repair costs are expensed as incurred.

        Capitalized Software—Certain costs to obtain internal-use software for significant systems projects are capitalized and amortized on a straight-line basis over the estimated useful life of the software, which ranges from 3 to 7 years. Costs to obtain software for projects that are not significant are expensed as incurred.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

3. ACCOUNTING POLICIES (Continued)

        Impairment of Long-Lived Assets—The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset's fair value and its carrying value. An estimate of the asset's fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its cost less accumulated depreciation or its estimated net realizable value.

        Goodwill—Goodwill is tested for impairment using a two-step process on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value. The Company completed its annual goodwill impairment assessment during the first quarter and monitored for any potential impairment in the remaining quarters. No impairment of goodwill was required in 2011, 2010 or 2009.

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

        Derivatives—Derivatives are used by the Company principally in the management of its foreign currency and interest rate exposures. The Company records all derivatives on the balance sheet at fair value. The Company does not hold or issue derivatives for speculative purposes.

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

        If derivatives are designated as a cash flow hedge, the effective portion of changes in the fair value is temporarily reported in accumulated other comprehensive income (loss) and is recognized in earnings when the hedged item affects earnings, in cost of products sold, or is deemed ineffective, in other expenses/income—net; cash flows are classified consistent with the underlying hedged item. The Company assesses hedge effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

3. ACCOUNTING POLICIES (Continued)

is included in current period earnings. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective.

        If derivatives are designated as a fair value hedge, both the changes in the fair value of the derivatives and of the hedged item attributable to the hedged risk are recognized in the consolidated statements of earnings; cash flows are classified consistent with the underlying hedged item.

        Pension and Other Post Retirement Benefits—The funded status of the Company's defined pension and post retirement benefit plans is measured as the difference between the fair value of plan assets and the benefit obligation. For the defined benefit plans, the benefit obligation is the projected benefit obligation; for any other defined benefit post retirement plans, the benefit obligation is the accumulated post retirement benefit obligation. The net over- or under-funded status is recognized as an asset or a liability on the balance sheet. Any unrecognized actuarial gain or loss, or service cost or benefit is reported as a component of accumulated other comprehensive income (loss).

        Shipping and Handling Costs—The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs, including warehousing expenses, were $104.3 million, $75.8 million, and $68.5 million in the years ended December 31, 2011, 2010, and 2009, respectively, and are included in selling, general and administrative expenses.

        Advertising Costs—Advertising costs are expensed as incurred and were $180.6 million, $155.3 million, and $136.9 million in the years ended December 31, 2011, 2010, and 2009, respectively.

        Research and Development—Research and development costs are expensed as incurred.

        Foreign Currency Translation—The statements of earnings of the Company's foreign subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars using average exchange rates for the period. The net assets of the Company's foreign subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars using exchange rates as of the balance sheet date. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in accumulated other comprehensive income (loss).

        Recently Issued Accounting Standards—In 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820), clarifying the existing measurement and disclosure requirements and expanding the disclosure requirements for certain fair value measurements. ASU 2011-04 is effective for the Company in the period beginning January 1, 2012. The adoption of this ASU will not affect the Company's financial statements. The Company will provide enhanced disclosures as required upon the effective date.

        In 2011, the FASB issued ASU No. 2011-05 and ASU No. 2011-12, Comprehensive Income (Topic 220), requiring entities to present net income and other comprehensive income in either a single continuous statement or in two consecutive statements of net income and other comprehensive income. The ASUs are effective for the Company in the period beginning January 1, 2012. The Company will provide the required financial reporting presentation upon the effective date.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

3. ACCOUNTING POLICIES (Continued)

        In 2011, FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If, as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. ASU 2011-08 is effective for the Company in the period beginning January 1, 2012. The adoption of this ASU will not have a material effect on the Company's financial statements.

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

        The following table presents the calculation of basic and diluted earnings per share:

	Years Ended December 31,
(In millions, except per share data)	2011	2010	2009
Basic earnings per share:
Weighted-average shares outstanding	204.3	204.7	200.6
Net earnings attributable to shareholders	$508.5	$452.7	$399.6
Dividends and undistributed earnings attributable to unvested shares	(1.4)	(1.4)	(0.7)

Net earnings attributable to shareholders used for basic earnings per share calculation	$507.1	$451.3	$398.9
Net earnings attributable to shareholders per share	$2.48	$2.20	$1.99
Diluted earnings per share:
Weighted-average shares outstanding	204.3	204.7	200.6
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance share awards	0.7	0.4	0.1

Weighted-average shares—diluted	205.0	205.1	200.7
Net earnings attributable to shareholders	$508.5	$452.7	$399.6
Dividends and undistributed earnings attributable to unvested shares	(1.4)	(1.4)	(0.7)

Net earnings attributable to shareholders used for diluted earnings per share calculation	$507.1	$451.3	$398.9
Net earnings attributable to shareholders per share	$2.47	$2.20	$1.99

        Potential shares outstanding were 2.9 million, 2.3 million and 1.7 million as of December 31, 2011, 2010 and 2009, respectively, of which 2.2 million, 1.9 million and 1.6 million were not included in the diluted earnings per share calculation for the years ended December 31, 2011, 2010 and 2009, respectively.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

5. OTHER EXPENSES/(INCOME)—NET

        The components of other expenses/(income)—net were:

	Years Ended December 31,
(In millions)	2011	2010	2009
Foreign exchange (gains)/losses—net	$(9.7)	$2.9	$11.4
Severance and other costs	9.9	5.1	14.7
Pension settlements	9.7	10.6	10.6
Gain on sale of non-strategic intangible asset	—	—	(11.9)
Other—net	9.7	10.6	8.3

Other expenses—net	$19.6	$29.2	$33.1

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

        On February 10, 2009, the Company entered into a tax matters agreement with BMS. This agreement governs the tax relationship between the Company and BMS for the tax periods through the December 23, 2009 separation of the Company from BMS. Under this agreement, responsibility is allocated between BMS and MJN for the payment of taxes resulting from filing (i) tax returns on a combined, consolidated or unitary basis and (ii) single entity tax returns for entities that have both MJN and non-MJN operations. Accordingly, BMS prepared returns for MJN for all periods during which MJN was included in a combined, consolidated or unitary group with BMS for federal, state, local or foreign tax purposes, as if MJN itself was filed as a combined, consolidated or unitary group. BMS also prepared returns for the Company for all periods during which a single-entity tax return was filed for an entity that has both MJN and non-MJN operations. MJN made payments to BMS and BMS made payments to MJN with respect to such returns, as if such returns were actually required to be filed under the laws of the applicable taxing jurisdiction and BMS was the relevant taxing authority of such jurisdiction.

        On December 18, 2009, the Company and BMS entered into an Amended and Restated Tax Matters Agreement in anticipation of the separation from BMS. With respect to the period before the separation, the Amended and Restated Tax Matters Agreement allocates the responsibility of BMS and MJN for the payment of taxes in the same manner as discussed above with respect to the tax matters agreement. Pursuant to the Amended and Restated Tax Matters Agreement, the Company consented to join BMS in electing to allocate items ratably between the portion of the taxable year in which the Company was included in the BMS consolidated tax group, and the short period beginning after the

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

6. INCOME TAXES (Continued)

separation and ending on December 31, 2009, when the Company is a separate taxpayer. Additionally under the Amended and Restated Tax Matters Agreement, BMS agreed to indemnify the Company for (i) any tax attributable to a MJN legal entity for any taxable period ending on or before December 31, 2008, (ii) any tax arising solely as a result of the IPO and the restructuring preceding the IPO, and (iii) any transaction tax associated with the separation transaction. The Company agreed to indemnify BMS for (i) any tax payable with respect to any separate return that the Company is required to file or cause to be filed, (ii) any tax incurred as a result of any gain which may be recognized by a member of the BMS affiliated group with respect to a transfer of certain foreign affiliates by the Company in preparation for the IPO, and (iii) any tax arising from the failure or breach of any representation or covenant made by the Company which failure or breach results in the intended tax consequences of the separation transaction not being achieved.

        The components of earnings before income taxes were:

	Years Ended December 31,
(In millions)	2011	2010	2009
U.S.	$153.7	$108.4	$134.0
Non-U.S.	568.2	525.9	453.0

	$721.9	$634.3	$587.0

        The above amounts are categorized based on the location of the taxing authorities.

        The provision (benefit) for income taxes attributable to operations consisted of:

	Years Ended December 31,
(In millions)	2011	2010	2009
Current:
U.S. federal	$81.3	$38.0	$79.2
U.S. states	10.7	4.0	13.5
Non-U.S.	144.2	114.9	104.2

	236.2	156.9	196.9

Deferred:
U.S. federal	(5.2)	21.8	(12.2)
U.S. states	(4.4)	(0.8)	(0.9)
Non-U.S.	(23.7)	(1.8)	(7.4)

	(33.3)	19.2	(20.5)

	$202.9	$176.1	$176.4

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

6. INCOME TAXES (Continued)

        Effective Tax Rate—MJN's provision for income taxes in the years ended December 31, 2011, 2010 and 2009 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes as a result of the following:

(Dollars in millions)	2011		2010		2009
U.S. statutory rate	$252.6	35.0%	$222.0	35.0%	$205.4	35.0%
State and local taxes	3.7	0.5	1.5	0.2	8.9	1.5
Foreign income taxed at different rates	(42.1)	(5.8)	(25.5)	(4.0)	(49.9)	(8.5)
Repatriation of foreign income	21.8	3.0	16.6	2.7	29.3	5.0
Tax rulings	(51.9)	(7.2)	(42.1)	(6.7)	(21.5)	(3.7)
Other	18.8	2.6	3.6	0.6	4.2	0.8

Total provision / effective tax rate	$202.9	28.1%	$176.1	27.8%	$176.4	30.1%

        The Company negotiated a tax ruling effective from January 1, 2010, under which certain profits in the Netherlands are exempt from taxation through the year ending December 31, 2019; this agreement succeeds a prior agreement which expired on December 31, 2009.

        Deferred Taxes and Valuation Allowance—The components of current and noncurrent deferred income tax assets (liabilities) were:

	December 31,
(In millions)	2011	2010
Deferred tax assets:
Accrued expenses	$38.2	$27.1
Accrued rebates and returns	43.9	43.9
Pension, post retirement and post employment liabilities	54.1	23.0
Stock-based compensation	16.3	8.6
Intercompany profit and other inventory items	39.6	24.6
Net operating loss carryforwards	14.2	4.6
Other—net	13.4	8.8
Valuation allowance	(7.0)	(3.3)

Total deferred tax assets	212.7	137.3
Deferred tax liabilities:
Depreciation and amortization	(64.5)	(42.0)
Un-repatriated earnings	(18.8)	(26.6)

Total deferred tax liabilities	(83.3)	(68.6)

Deferred tax assets—net	$129.4	$68.7

Recognized as:
Deferred income taxes—current—net	$118.1	$97.9
Deferred income taxes—noncurrent—net	11.3	(29.2)

Total	$129.4	$68.7

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

6. INCOME TAXES (Continued)

        As of December 31, 2011, the Company had gross foreign net operating loss (NOL) carryforwards of $47.0 million. These NOL carryforwards will begin to expire in 2012. The valuation allowance recorded for these NOL carryforwards increased by $3.7 million during the year ended December 31, 2011. The valuation allowance relates to foreign NOL carryforwards incurred in the post-IPO period.

        Current and noncurrent deferred income tax assets totaled $129.4 million and $68.7 million as of December 31, 2011 and 2010, respectively. The change in the balance between periods is primarily driven by current year pension losses, increases in accrued expenses and an increase in the intercompany profit reserve.

        Income taxes paid were $174.3 million, $217.7 million, and $167.1 million in the years ended December 31, 2011, 2010, and 2009, respectively. The income taxes were paid to federal, state and foreign taxing authorities and pursuant to the terms of the tax matters agreement, as well as taxes deemed paid to BMS prior to the date of the IPO.

        As of December 31, 2011, U.S. taxes have not been provided on approximately $411 million of foreign earnings as these undistributed earnings have been or are expected to be permanently invested offshore. If, in the future, these earnings are repatriated to the U.S., or if such earnings are determined to be remitted in the foreseeable future, additional tax provisions would be required. If these earnings are repatriated to the United States in such a manner that the entire amount of foreign earnings would be subject to U.S. tax, and assuming there would be no U.S. tax relief for foreign taxes already paid, then such earnings would be taxed at the U.S. statutory tax rate in effect at the time of the repatriation, resulting in a U.S. tax liability of approximately $144 million estimated at the current U.S. tax rate of 35%. However, the Company has no plans to repatriate these foreign earnings.

        The Company's tax returns are routinely audited by federal, state and foreign tax authorities and these tax audits are at various stages of completion at any given time. The Internal Revenue Service has completed examinations of the Company's U.S. income tax filings through December 31, 2007. At December 31, 2011, tax years remaining open to examination outside the U.S. include 2003 and forward.

        A reconciliation of the Company's changes in gross uncertain tax positions is as follows:

	Years Ended December 31,
(In millions)	2011	2010	2009
Balance at January 1:	$13.6	$12.8	$11.7
Increases based on current year tax positions	14.6	0.1	4.0
Decreases based on current year tax positions	—	—	—
Increases based on prior year tax positions	1.7	1.1	2.7
Decreases based on prior year tax positions	(0.3)	(0.3)	—
Settlements	(0.1)	(0.4)	—
Cumulative translation adjustment	0.2	0.3	—
Adjustments to opening balances pursuant to BMS tax matters agreement	—	—	(5.6)

Balance at December 31:	$29.7	$13.6	$12.8

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

6. INCOME TAXES (Continued)

        Uncertain tax positions have been recorded as part of other liabilities with no reversal expected in the next twelve months. The amounts of uncertain tax positions that, if recognized, would impact the effective tax rate were $10.9 million, $3.0 million, and $2.4 million as of December 31, 2011, 2010 and 2009, respectively.

        Interest and penalties related to uncertain tax positions were $8.2 million, $6.2 million, and $4.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included as a component of other liabilities. The Company classifies interest and penalties related to uncertain tax positions as a component of provision for income taxes. The amount of interest and penalties included as a component of provision for income taxes was $0.6 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. No interest or penalties were included as a component of provision for income taxes for the year ended December 31, 2009 pursuant to the Amended and Restated Tax Matters Agreement.

        The Company believes that it has provided adequately for all uncertain tax positions. Pursuant to the Amended and Restated Tax Matters Agreement, BMS maintains responsibility for all uncertain tax positions which may exist in the pre-IPO period or which may exist as a result of the IPO transaction. Pursuant to the Amended and Restated Tax Matters Agreement, the Company continues to maintain responsibility for all uncertain tax positions which may exist in the post-IPO period. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.

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

        Corporate and Other consists of unallocated general and administrative expenses; global business support activities, including research and development, marketing and supply chain costs; and income or expenses incurred within the operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments' results.

        The Company's products are sold principally to the wholesale and retail trade. One customer of both the Asia/Latin America and North America/Europe segments accounted for 12% of the Company's gross sales for each year ended December 31, 2011, 2010, and 2009; one customer of the

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

7. SEGMENT INFORMATION (Continued)

Asia/Latin America segment accounted for 14%, 12%, and 11% of the Company's gross sales for the years ended December 31, 2011, 2010, and 2009, respectively.

(In millions)	Net Sales	Earnings Before Interest and Income Taxes	Year-End Assets	Payments for Capital Expenditures	Depreciation and Amortization
Year ended December 31, 2011
Asia/Latin America	$2,423.2	$802.9	$1,463.3	$46.0	$24.8
North America/Europe	1,253.8	317.1	776.7	33.4	$30.7

Total operating segments	3,677.0	1,120.0	2,240.0	79.4	55.5
Corporate and Other	—	(345.9)	526.8	30.1	19.8

Total	$3,677.0	$774.1	$2,766.8	$109.5	$75.3

Year ended December 31, 2010
Asia/Latin America	$1,927.1	$646.1	$1,272.2	$59.9	$20.9
North America/Europe	1,214.5	357.7	763.7	60.3	$35.9

Total operating segments	3,141.6	1,003.8	2,035.9	120.2	56.8
Corporate and Other	—	(320.9)	257.2	52.2	7.9

Total	$3,141.6	$682.9	$2,293.1	$172.4	$64.7

Year ended December 31, 2009
Asia/Latin America	$1,625.5	$577.0		$23.5	$11.6
North America/Europe	1,201.0	391.8		56.8	$39.3

Total operating segments	2,826.5	968.8		80.3	50.9
Corporate and Other	—	(289.2)		15.5	8.0

Total	$2,826.5	$679.6		$95.8	$58.9

Net Sales (in millions)	Infant Formula	Children's Nutrition	Other	Total
Year ended December 31, 2011	$2,188.7	$1,394.4	$93.9	$3,677.0
Year ended December 31, 2010	$1,945.4	$1,119.2	$77.0	$3,141.6
Year ended December 31, 2009	$1,805.6	$919.0	$101.9	$2,826.5

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

7. SEGMENT INFORMATION (Continued)

Geographic (in millions)	United States	China/ Hong Kong	Mexico	Other	Total
Year ended December 31, 2011
Net Sales	$1,019.7	$1,083.5	$321.0	$1,252.8	$3,677.0
Long-Lived Assets	457.3	60.7	171.6	171.0	860.6
Year ended December 31, 2010
Net Sales	$992.3	$745.3	$295.0	$1,109.0	$3,141.6
Long-Lived Assets	439.9	44.3	176.5	170.0	830.7
Year ended December 31, 2009
Net Sales	$992.1	$570.5	$252.3	$1,011.6	$2,826.5

8. EMPLOYEE STOCK BENEFIT PLANS

        MJN 2009 Stock Award and Incentive Plan—The MJN 2009 Stock Award and Incentive Plan (MJN 2009 Plan) provides for the grant of stock options, performance share awards, restricted stock units and other stock-based awards. Executive officers and other key employees of MJN, and non-employee directors and others who provide substantial services to MJN, are eligible to be granted awards under the MJN 2009 Plan. Twenty-five million shares of stock were approved and registered with the Securities and Exchange Commission for grants to participants under the MJN 2009 Plan. Shares used for awards assumed in an acquisition or combination will not count against the shares reserved under the MJN 2009 Plan. The shares reserved may be used for any type of award under the MJN 2009 Plan. Stock-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on the historical experience of participants in the stock-based compensation plans of our former parent, BMS.

        MJN may grant options to purchase common stock at no less than 100% of the market price on the date the option is granted. Stock options generally become exercisable in installments of either 25% per year on each of the first through the fourth anniversaries of the grant date or 33% per year on each of the first through the third anniversaries of the grant date. Stock options have a maximum term of 10 years. Generally, MJN will issue shares for the stock option exercises from treasury stock, if available, or will issue new shares.

        MJN may also grant performance share awards, which are delivered in the form of a target number of performance shares and have a three-year performance cycle. The performance share awards have annual goals set at the beginning of each year, at which time the awards are considered granted. The maximum payout is 200%. If targets are not met for a performance period, no payment is made under the plan for that annual period.

        MJN may also grant restricted stock units to Executive officers, key employees and non-employee directors. Restrictions generally expire over a one- to five-year period from the date of grant. Stock-based compensation expense is recognized over the restricted period. A restricted stock unit is a right to receive stock at the end of the specified vesting period. A restricted stock unit has non-forfeitable rights to dividends and has no voting rights.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

8. EMPLOYEE STOCK BENEFIT PLANS (Continued)

        MJN Stock Options—The fair value of stock options granted in 2011 and 2010 was estimated on the date of grant using the Black-Scholes option pricing model. No stock options with market conditions were granted in 2011 or 2010. The fair value of stock options granted in 2009 was estimated on the date of grant using the Black-Scholes option pricing model for stock options with a service condition, and the Monte Carlo simulation model for options with service and market conditions. The following assumptions were used in the valuations:

	2011	2010	2009
	Black-Scholes Model	Black-Scholes Model	Black-Scholes Model	Monte Carlo Model
Expected volatility	26.7%	23.2%	23.8%	28.7%
Risk-free interest rate	2.6%	2.7%	2.3%	3.0%
Dividend yield	1.7%	1.8%	2.9%	2.9%
Expected life	6.0 years	6.0 years	6.3 years	6.8 years

        The 2011 expected volatility assumption required in the Black-Scholes model was calculated based on an equal weighting between the Company's historical volatility and implied volatility from publicly-traded options on the Company's stock with a 6.0-year look back period ending on the grant date. The 2010 expected volatility assumption required in the Black-Scholes model was calculated based on a combination of peer group analysis of stock price volatility and implied volatility from publicly-traded options on the Company's stock with a 6.0-year look back period ending on the grant date. The 2009 expected volatility assumption required in the Black-Scholes model and Monte Carlo model was calculated based on peer group analysis of stock price volatility with a 6.3-year and 10-year look back period ending on the grant date, respectively.

        The risk-free interest rate assumption in the Black-Scholes model is based upon the U.S. Treasury yield curve in effect at the time of grant. The risk-free interest rate assumption in the Monte Carlo model is based upon the 10-year U.S. Treasury yield curve. The dividend yield assumption is based on MJN's expectation of dividend payouts. The expected life is based on the vesting period and the contractual term for each grant, or for each vesting tranche for awards with graded vesting. The selection of this approach was based on MJN's assessment that this simplified method is appropriate given the terms of the stock option granted and given that there is not sufficient historical stock option exercise experience upon which to estimate expected terms.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

8. EMPLOYEE STOCK BENEFIT PLANS (Continued)

        Stock option activities were as follows:

	Shares (in thousands)	Weighted Average Exercise Price of Shares	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding—January 1, 2009	—	$—
Granted	1,030	26.80
Exercised	—	—
Forfeited or expired	(33)	27.24

Balance—December 31, 2009	997	26.79	9.2	$26.7
Granted	550	46.71
Exercised	(80)	26.96		$2.1
Forfeited or expired	(63)	31.82

Balance—December 31, 2010	1,404	34.36	8.6	$48.2
Granted	558	59.18
Exercised	(140)	31.65		$5.2
Forfeited or expired	(33)	45.03

Balance—December 31, 2011	1,789	42.12	8.1	$47.6

Vested—December 31, 2011	480	33.02	7.5	$17.1
Vested and expected to vest—December 31, 2011	1,695	42.12	8.1	$45.1

        The weighted-average grant date fair value of stock options granted is $14.73, $10.31 and $6.13 for 2011, 2010 and 2009 respectively.

        Cash proceeds received from options exercised during the years ended December 31, 2011 and 2010 were $4.5 million and $2.2 million, respectively. No options were exercised during the year ended December 31, 2009. The tax benefit realized from stock options exercised was $1.8 million in 2011 and $0.8 million in 2010.

        At December 31, 2011, total unrecognized compensation cost related to stock options of $6.9 million is expected to be recognized over a weighted average period of 1.8 years.

        MJN Performance Share Awards—The fair value of performance share awards is based on the closing trading price of MJN's stock on the date of the grant, discounted using the risk-free interest rate as the awards do not participate in dividends. Information related to performance share awards activity is summarized as follows:

Grant Date	Performance Cycle Measurement Date	Shares Granted and Earned (in thousands)	Weighted- Average Grant- Date Fair Value	Performance Shares Outstanding at December 31, 2011
March 2, 2011	Annually on 12/31	275	$57.03	271
February 24, 2010	Annually on 12/31	237	$44.38	219
March 11, 2009	Annually on 12/31	153	$26.58	141

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

8. EMPLOYEE STOCK BENEFIT PLANS (Continued)

        Shares granted and earned in the table above assumes 100% plan performance adjusted for the actual plan achievement level for completed performance periods. At December 31, 2011, total unrecognized compensation cost related to the performance share awards granted of $10.0 million is expected to be recognized over a weighted average period of 1.5 years.

        MJN Restricted Stock Units—The fair value of restricted stock units is determined based on the closing trading price of MJN's common stock on the grant date. A summary of restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock units—January 1, 2009	—	$—
Granted	677	34.09
Vested	(4)	44.12
Forfeited	(11)	25.02

Nonvested restricted stock units—December 31, 2009	662	34.18
Granted	150	47.53
Vested	(172)	42.16
Forfeited	(52)	35.37

Nonvested restricted stock units—December 31, 2010	588	35.15
Granted	134	59.40
Vested	(170)	44.44
Forfeited	(19)	40.39

Nonvested restricted stock units—December 31, 2011	533	38.09

        At December 31, 2011, total unrecognized compensation cost related to nonvested restricted stock units was $12.4 million and is expected to be recognized over a weighted average period of 2.6 years.

        BMS Employee Stock Benefit Plans—Prior to the separation, BMS sponsored employee stock plans in which certain MJN employees participated. Expense recognized for these stock-based compensation plans resulted in an increase of equity (deficit). As part of the separation from BMS, all participation in the BMS employee stock benefit plans by MJN employees was terminated. All outstanding BMS stock options, BMS long-term performance share awards and BMS restricted stock units held by MJN employees were either accelerated vested, pro-rata vested or forfeited based on the type of award. For the year ended December 31, 2009, the accelerated and pro-rata vesting increased expense by $3.3 million. Non-retirement eligible MJN employees had a limited time to exercise the BMS stock options that had accelerated vesting. To compensate for the lost value in the BMS-sponsored employee stock plans, these employees were awarded MJN restricted stock units totaling 0.3 million units included in the table above.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

8. EMPLOYEE STOCK BENEFIT PLANS (Continued)

        Stock-Based Compensation Expense—The following table summarizes stock-based compensation expense related to MJN stock options, MJN performance share awards, MJN restricted stock units, and BMS stock benefit plan awards for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
(In millions)	2011	2010	2009
MJN stock options	$5.9	$3.8	$2.6
MJN performance share awards	22.8	5.6	1.3
MJN restricted stock units	11.2	10.3	1.4
BMS stock benefit plans	—	—	12.4

Total pretax stock-based compensation expense	$39.9	$19.7	$17.7

Net tax benefit related to stock-based compensation expense	$(14.1)	$(6.8)	$(5.6)

        Stock-based compensation expense was recognized in the consolidated statements of earnings as follows:

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Cost of products sold	$4.0	$2.0	$1.8
Selling, general and administrative	31.9	15.7	14.1
Research and development	4.0	2.0	1.8

Total stock-based compensation expense	$39.9	$19.7	$17.7

        There were no costs related to stock-based compensation that were capitalized.

Accuracy of Fair Value Estimates

        The Company's determination of fair value of stock-based compensation awards on the date of grant using an option pricing model is affected by the Company's stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's estimated stock price volatility over the term of the awards and estimated employee stock option exercise behaviors. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can affect the estimated value, the value may not be indicative of the fair value observed in an orderly transaction between market participants.

9. EMPLOYEE BENEFITS

Pension and Other Post Retirement Benefits

        Pension—The principal pension plan is the Mead Johnson & Company Retirement Plan in the United States (U.S. Pension Plan) which represents approximately 80% of the Company's total pension assets and obligations. The benefits of this plan are frozen and benefits are no longer accrued for service.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

9. EMPLOYEE BENEFITS (Continued)

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

        Changes in benefit obligations, plan assets, funded status and amounts recognized in the balance sheet were as follows:

	Pension Benefits		Other Benefits
(In millions)	2011	2010	2011	2010
Beginning benefit obligations	$312.4	$309.5	$24.4	$20.7
Service cost—benefits earned during the year	3.5	2.9	0.9	1.0
Interest cost on projected benefit obligations	17.0	17.8	1.3	1.1
Actuarial assumptions losses	90.7	5.2	3.9	1.8
Plan amendments and other	—	—	—	(0.1)
Settlements	(17.4)	(21.4)	—	—
Benefits paid	(2.2)	(1.1)	(0.2)	(0.1)
Exchange rate changes	(1.3)	(0.5)	(0.1)	—

Benefit obligations at end of year	$402.7	$312.4	$30.2	$24.4

Beginning fair value of plan assets	$269.4	$209.1	$—	$—
Actual return on plan assets	22.0	27.7	—	—
Employer contributions	9.5	55.4	0.2	0.1
Settlements	(17.4)	(21.4)	—	—
Benefits paid	(2.2)	(1.1)	(0.2)	(0.1)
Exchange rate changes	(0.6)	(0.3)	—	—

Fair value of plan assets at end of year	$280.7	$269.4	$—	$—

Underfunded status at end of year	$(122.0)	$(43.0)	$(30.2)	$(24.4)

Amounts in the consolidated balance sheets include:
Other assets	$5.0	$4.3	$—	$—
Pension, post retirement and post employment liabilities	(127.0)	(47.3)	(30.2)	(24.4)

Balance in the consolidated balance sheet at end of year	$(122.0)	$(43.0)	$(30.2)	$(24.4)

Amounts in accumulated other comprehensive loss include:
Net actuarial loss	$208.6	$134.9	$16.6	$14.4
Prior service (benefit)	—	—	(0.6)	(0.9)
Transition obligation	0.3	0.4	—	—

Balance in accumulated other comprehensive loss at end of year	$208.9	$135.3	$16.0	$13.5

Accumulated benefit obligation	$362.8	$271.6	$30.2	$24.4

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

9. EMPLOYEE BENEFITS (Continued)

        The Company's defined benefit pension and post retirement benefit plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Years Ended December 31,
(In millions)	2011	2010
Projected benefit obligation	$399.0	$298.6
Accumulated benefit obligation	369.9	267.9
Fair value of plan assets	241.6	227.4

        The net periodic benefit cost of the Company's defined benefit pension and post retirement benefit plans includes:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(In millions)	2011	2010	2009	2011	2010	2009
Service cost—benefits earned during the period	$3.5	$2.9	$2.4	$0.9	$1.0	$0.7
Interest cost on projected benefit obligations	17.0	17.8	16.9	1.3	1.1	1.0
Expected return on plan assets	(18.2)	(16.1)	(15.9)	—	—	—
Amortization of prior service (benefit)	—	—	—	(0.2)	(0.2)	(0.1)
Amortization of net actuarial loss	3.3	3.0	1.4	1.7	1.2	0.8
Amortization of transition cost	0.1	—	—	—	—	—

Sub-total	$5.7	$7.6	$4.8	$3.7	$3.1	$2.4
Settlements	9.7	10.6	10.6	—	—	—

Total net periodic benefit cost	$15.4	$18.2	$15.4	$3.7	$3.1	$2.4

        The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are:

(In millions)	Pension Benefits	Other Benefits
Amortization of net actuarial loss	$5.3	$1.9
Amortization of prior service (benefit)	—	(0.2)
Amortization of transition cost	0.1	—

	$5.4	$1.7

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

9. EMPLOYEE BENEFITS (Continued)

Actuarial assumptions

        Weighted-average assumptions used to determine benefit obligations are established as of the balance sheet date and were as follows:

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2011	2010	2011	2010
Discount rate	4.00%	5.59%	4.28%	5.28%
Rate of compensation increase	4.03%	4.02%	3.95%	3.94%

        The discount rate was determined based on the yield to maturity of high-quality corporate bonds and considering the duration of the pension plan obligations. The Citigroup Pension Discount Curve is used in developing the discount rate for the U.S. Pension Plan.

        Weighted-average assumptions used to determine net periodic benefit cost are established at the beginning of the plan year and were as follows:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.59%	5.88%	7.08%	5.28%	5.53%	7.28%
Expected long term return on plan assets	6.91%	7.38%	8.34%	—	—	—
Rate of compensation increase	4.02%	3.67%	3.72%	3.94%	3.53%	3.58%

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

        For the U.S. Pension Plan, the expected long-term return on plan assets assumption to be used to determine net periodic benefit cost for the year ending December 31, 2012 is 6.25%. The expected long-term return on plan assets was determined based on the Company's target asset allocation, expected rate of return by each asset class, and estimated future inflation.

        Gains and losses have resulted from changes in actuarial assumptions, such as changes in the discount rate, and from differences between assumed and actual experience, such as differences between actual and assumed returns on plan assets. These gains and losses are adjusted for the difference between the fair value and the market-related value of the plan assets and are amortized to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation for each respective plan. The majority of the remaining actuarial losses are amortized over the life expectancy of the plans' participants for the frozen U.S. plans and expected remaining service periods for the other plans.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

9. EMPLOYEE BENEFITS (Continued)

        Assumed health care cost trend rates were as follows:

	December 31,
	2011	2010	2009
Health care cost trend rate assumed for next year	7.4%	7.9%	8.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	4.5%
Year that the rate reaches the ultimate trend rate	2017	2017	2018

        Assumed health care cost trend rates affect the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Increase/(decrease) in post retirement benefit obligation	—	0.4

Plan assets

        The Company's investment strategy for the U.S. Pension Plan assets consists of a mix of equities and fixed income in order to achieve returns over a market cycle which reduces contribution and expense at an acceptable level of risk. The target asset allocation of 40% public equity and 60% fixed income is maintained and cash flow (i.e., cash contributions, benefit payments) is used to rebalance back to the targets as necessary. Investments are well diversified within each of the two major asset categories. All of the U.S. equity investments are actively managed. Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative.

        The fair values of the Company's pension plan assets by asset category were as follows:

	December 31, 2011			December 31, 2010
(In millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$14.0	$14.0	$—	$41.0	$40.0	$1.0
Equity securities:
U.S. large-cap	11.0	—	11.0	16.0	—	16.0
U.S. mid-cap growth	3.2	—	3.2	4.8	—	4.8
U.S. small-cap growth	1.7	—	1.7	2.7	—	2.7
Emerging markets	2.3	—	2.3	4.6	—	4.6
Real estate investment trusts	12.7	—	12.7	16.6	—	16.6
International large-cap value	26.1	—	26.1	24.9	—	24.9
Hedge fund	14.0	—	14.0	—	—	—
Fixed income securities:
Government bonds	53.3	—	53.3	124.9	8.8	116.1
Corporate bonds	142.4	—	142.4	33.9	—	33.9

Total	$280.7	$14.0	$266.7	$269.4	$48.8	$220.6

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

9. EMPLOYEE BENEFITS (Continued)

        Level 1 cash and cash equivalents, which excluded money market funds, are recorded at closing prices in active markets. Level 2 money market, equity, and fixed income funds are recorded at the net asset values per share, which were determined based on quoted market prices of the underlying assets contained within the funds. The Level 2 hedge fund is recorded at the net asset value per share, which was derived from the underlying funds' net asset values per share; this diversified hedge fund may be redeemed quarterly with 60 days notice.

Contributions

        In 2012, the funding policy for the pension plans is to contribute amounts to provide for current service and to fund past service liability. MJN contributed $9.5 million, $55.4 million and $27.1 million to the pension plans in 2011, 2010 and 2009, respectively. The Company is not required to make any contributions to its pension plans in 2012, however the Company may elect to make a discretionary contribution of approximately $20 million. There will be no cash funding for other post retirement benefits in 2012.

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension Benefits	Other Benefits
2012	$25.1	$0.5
2013	28.2	0.8
2014	30.2	1.2
2015	30.5	1.5
2016	31.5	1.8
Years 2017 - 2021	146.5	11.5

Defined Contribution Benefits

        Employees who meet certain eligibility requirements may participate in various defined contribution plans. Total cost recognized for all defined contribution benefit plans were $19.3 million, $19.2 million and $16.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

10. NONCONTROLLING INTERESTS

        Net earnings attributable to noncontrolling interests consists of an 11% interest in the Company's China legal entity and a 10% interest in the Company's Indonesia legal entity held by third parties.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

11. RECEIVABLES

        The major categories of receivables were as follows:

	December 31,
(In millions)	2011	2010
Trade receivables	$314.0	$314.1
Miscellaneous receivables	44.9	46.2
Less allowances	(6.3)	(8.3)

Receivables—net	$352.6	$352.0

12. INVENTORIES

        The major categories of inventories were as follows:

	December 31,
(In millions)	2011	2010
Finished goods	$238.3	$201.5
Work in process	99.0	73.1
Raw and packaging materials	197.6	82.1

Inventories	$534.9	$356.7

13. LONG-LIVED ASSETS

Property, Plant, and Equipment

        The major categories of property, plant, and equipment were as follows:

	December 31,
(In millions)	2011	2010
Land	$5.8	$4.2
Buildings	481.7	469.3
Machinery, equipment, and fixtures	565.0	558.8
Construction in progress	53.8	44.5
Accumulated depreciation	(530.2)	(526.3)

Property, plant, and equipment—net	$576.1	$550.5

        Depreciation expense was $57.2 million, $54.6 million and $50.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is primarily included in costs of products sold. Interest capitalized during the year was $0.2 million, $2.6 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

13. LONG-LIVED ASSETS (Continued)

Other Intangible Assets

        Other intangible assets primarily consist of computer software.

	December 31,
(In millions)	2011	2010
Gross intangible assets	$160.0	$135.4
Less accumulated amortization	(68.4)	(55.1)

Total other intangible assets—net	$91.6	$80.3

        Amortization expense for other intangible assets was $18.1 million, $10.1 million and $8.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Expected amortization expense related to intangible assets is as follows:

(In millions) Years Ending December 31,
2012	$20.3
2013	19.4
2014	15.3
2015	14.4
2016	11.6
Later years	10.6

        The Company's liability for asset retirement obligations was $1.6 million at December 31, 2011 and 2010.

14. GOODWILL

        The carrying amount of goodwill was $117.5 million at December 31, 2011 and 2010. Of the total carrying amount of goodwill, $115.8 million is related to the Asia /Latin America segment and $1.7 million is related to the North America/Europe segment.

15. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

        There were no short-term borrowings as of December 31, 2011. Short-term borrowings were $1.2 million as of December 31, 2010, and consisted of short-term loans.

        In June 2011, the Company entered into a five-year revolving credit facility agreement (2011 Credit Facility). The 2011 Credit Facility replaces the Company's three-year revolving credit facility agreement dated February 17, 2009 (2009 Credit Facility). Borrowings from the 2011 Credit Facility are to be used for working capital and other general corporate purposes. The 2011 Credit Facility is unsecured and repayable on maturity in June 2016, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

15. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

any one time under the 2011 Credit Facility is $500.0 million, which may be increased from time to time up to $750.0 million at the Company's request and with the consent of the lenders, subject to satisfaction of customary conditions. The 2011 Credit Facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. As of December 31, 2011, the Company was in compliance with these covenants.

        Borrowings under the 2011 Credit Facility bear interest at a rate that is determined as a base rate plus a margin. The base rate is either (a) LIBOR for a specified interest period, or (b) a floating rate based upon JPMorgan Chase Bank's prime rate, the Federal Funds rate or LIBOR. The margin is determined by reference to the Company's credit rating. The margin can range from 0.075% to 1.45% over the base rate. In addition, the Company incurs an annual 0.2% facility fee on the entire facility commitment of $500.0 million.

        The borrowings from the 2011 Credit Facility and 2009 Credit Facility had a weighted-average interest rate of 1.6% for the year ended December 31, 2011. The borrowings from the 2009 Credit Facility had a weighted-average interest rate of 2.73% for the year ended December 31, 2010. There were no borrowings from the 2011 Credit Facility as of December 31, 2011. There were no borrowings from the 2009 Credit Facility as of December 31, 2010.

Long-Term Debt

        The components of long-term debt were as follows:

	December 31,
(Dollars in millions)	2011	2010
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0

Subtotal	1,500.0	1,500.0
Adjustments to Principal Value:
Basis adjustment for fair value of outstanding interest rate swaps	—	20.1
Unamortized basis adjustment for terminated interest rate swaps	35.3	16.5
Unamortized bond discount	(3.4)	(4.1)

Long-term debt	$1,531.9	$1,532.5

        Based on the Company's assessment of current market conditions for debt of similar maturity, structure and risk, the estimated fair value of the Company's debt was $1,647.3 million as of December 31, 2011.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

15. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

        Interest expense, interest income and cash payments for interest and under interest rate swaps were as follows:

	Years Ended December 31,
(In millions)	2011	2010	2009
Interest expense, net of amounts related to interest rate swaps	$60.2	$53.2	$95.9
Interest income	8.0	4.6	3.3
Interest payments, net of amounts related to interest rate swaps	61.4	51.5	131.0

16. DERIVATIVES

        The Company is exposed to market risk due to changes in currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These financial instruments are classified as Level 2 of the fair value hierarchy for both periods presented. For the years ended December 31, 2011 and 2010, there were no transfers between levels in the fair value hierarchy. Derivative financial instruments are not used for speculative purposes.

        The following table summarizes the Company's fair value of outstanding derivatives designated as hedging instruments:

		December 31,
	Balance Sheet Location
(In millions)		2011	2010
Cash flow hedges:
Foreign exchange contracts	Other assets	$5.2	$—
Foreign exchange contracts	Accrued expenses	(0.1)	(2.3)
Fair value hedges:
Interest rate swaps	Other assets	—	20.1

Net asset/(liability) of derivatives designated as hedging instruments		$5.1	$17.8

        The Company's derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A or higher by Standard & Poor's Rating Service, Fitch Ratings, or Moody's Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at December 31, 2011 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

16. DERIVATIVES (Continued)

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

        The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. For the years ended December 31, 2011, 2010, and 2009, the impact of hedge ineffectiveness on earnings was not significant.

        The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the years ended December 31, 2011, 2010, and 2009, the Company did not discontinue any cash flow hedges of this nature.

        Foreign Exchange Contracts—The effective portion of changes in the fair value of foreign exchange contracts is recognized in earnings when the hedged item affects earnings, in cost of products sold, or deemed ineffective, in other expenses/(income)—net. The majority of the Company's foreign exchange contracts qualify as hedges of probable forecasted cash flows.

        The table below summarizes the Company's outstanding foreign exchange forward contracts at December 31, 2011. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

(Dollars in millions)	Weighted-average Forward Rate	Notional Amount	Fair Value Asset	Maturity
Foreign exchange contracts:
Cash flow hedges:
Canadian dollar	1.01	$31.9	$0.5	2012
Mexican peso	13.07	62.5	4.4	2012
Philippine peso	43.71	39.9	0.2	2012

Total foreign exchange contracts		$134.3	$5.1

        At December 31, 2011, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) was $4.3 million, $4.1 million of which is expected to be reclassified into earnings within the next 12 months.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

16. DERIVATIVES (Continued)

        The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges for the years ended December 31, 2011 and 2010, were as follows:

(In millions)	2011	2010
Balance—January 1:	$(1.8)	$(2.9)
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	5.8	(6.3)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	2.9	7.8
Change in deferred taxes	(2.6)	(0.4)

Balance—December 31:	$4.3	$(1.8)

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

        Interest Rate Swaps—In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company's newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. The Company had no interest rate swaps outstanding at December 31, 2011.

        (Gain) loss on marked to market of fair value hedges during the years ended December 31, 2011 and 2010 was as follows:

	(Gain) Loss on Marked to Market Swaps			(Gain) Loss on Marked to Market of Hedged Items
(In millions)	2011	2010	2009	2011	2010	2009
Interest expense—net	$(4.2)	$(20.1)	$10.4	$4.2	$20.1	$(10.4)

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

16. DERIVATIVES (Continued)

        The impact on earnings from interest rate swaps that qualified as fair value hedges was as follows:

(In millions)	2011	2010	2009
Recognized in interest expense	$(6.3)	$(17.1)	$(2.8)
Amortization of basis adjustment for terminated interest rate swaps recognized in interest expense	(5.5)	(0.3)	—

Total	$(11.8)	$(17.4)	$(2.8)

        See Note 15 for discussion on the Company's long-term debt.

Non-Qualifying Foreign Currency Forward Contract

        The Company may, from time to time, enter into foreign currency forward contracts to hedge foreign currency denominated monetary assets and liabilities. The primary objective of these contracts is to protect the U.S. dollar value of foreign currency denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These contracts are not designated as hedges and are adjusted to fair value through other expenses/(income)—net, other assets and accrued expenses as they occur and substantially offset the change in fair value of the underlying foreign currency denominated monetary asset or liability. For the year ended December 31, 2010, the impact on earnings from foreign currency forward contracts of this nature was a gain of $1.0 million. There were no foreign currency forward contracts of this nature as of December 31, 2010. The Company had no foreign currency forward contracts of this nature during the year ended and as of December 31, 2011.

17. EQUITY

        Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance—January 1, 2009	—	—	$—
IPO	204.5	—	—

Balance—December 31, 2009	204.5	—	—
Stock-based compensation	0.3	0.1	3.1
Treasury stock purchases	—	—	0.1

Balance—December 31, 2010	204.8	0.1	$3.2
Stock-based compensation	0.3	—	4.9
Treasury stock purchases	—	1.3	81.6

Balance—December 31, 2011	205.1	1.4	$89.7

        Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

18. LEASES

        Minimum rental commitments under all non-cancelable operating leases, primarily real estate leases for offices, manufacturing-related leases and vehicle leases, in effect at December 31, 2011, are:

(In millions) Years Ending December 31,
2012	$33.5
2013	26.9
2014	22.2
2015	16.5
2016	14.9
Later Years	26.8

Total Minimum Payments	$140.8

        Operating lease rental expenses were $35.5 million, $24.1 million and $23.0 million in the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011 and 2010, MJN had capital lease obligations outstanding in the amount of $3.1 million and $1.7 million, respectively.

19. CONTINGENCIES

        In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters.

        The Company is not aware of any environmental, health or safety-related litigation or significant environmental, health and safety-related financial obligations or liabilities arising from current or former operations or properties that are likely to have a material impact on the Company's business, financial position or results of operations. Liabilities or obligations, which could require the Company to make significant expenditures, could arise in the future, however, as the result of, among other things, changes in, or new interpretations of, existing laws, regulations or enforcement policies, claims relating to on- or off-site contamination, or the imposition of unanticipated investigation or cleanup obligations.

        On November 14, 2011, the Company's subsidiary Mead Johnson & Company, LLC (MJC) obtained final court approval of a nationwide class settlement with plaintiffs in eight putative consumer class actions that had been consolidated and transferred to the U.S. District Court for the Southern District of Florida. The suits all involved allegations of false and misleading advertising with respect to certain Enfamil LIPIL infant formula advertising, and the settlement will resolve all claims in all of the pending suits. In its final order approving the class action settlement (the Final Order), the court found the settlement to be fair, reasonable and adequate. The settlement allows consumers who purchased Enfamil LIPIL infant formula between October 13, 2005, and March 31, 2010, to receive infant formula or cash. The amount each consumer can receive depends on how long the consumer purchased the formula; consumers who received their formula through the Women, Infants and Children (WIC) program are not eligible to participate. The period within which class members could file claims

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

19. CONTINGENCIES (Continued)

expired on November 25, 2011. As of the close of the claims period, the total amount claimed by class members was less than $8.0 million. As a result and consistent with the Company's previously recorded obligations under the settlement agreement, MJC received court approval on January 9, 2012, to distribute the difference between $8.0 million and the total amount claimed in the form of infant formula to Feeding America, the nation's largest domestic hunger-relief charity. MJC also agreed not to oppose, and the court approved in its Final Order, attorneys' fees and expenses to plaintiffs' counsel of $3.5 million and $140,000, respectively. As previously reported, MJC agreed to pay costs of notice and settlement administration. Two class members have separately appealed the court's Final Order to the U.S. Court of Appeals for the Eleventh Circuit. Briefing in the appeal has not yet started. Until the appeal has been resolved, distribution of benefits to class members will be delayed. MJC expects distribution of benefits would begin shortly after a successful resolution of the appeal.

        The Company records accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although MJN cannot predict with certainty the final resolution of these or other lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material effect on the Company's business or financial condition, although an unfavorable outcome in excess of amounts recognized as of December 31, 2011, with respect to one or more of these proceedings could have a material effect on the Company's results of operations or the periods in which a loss is recognized.

20. RELATED-PARTY TRANSACTIONS

        The Company was engaged in transactions with its former parent, BMS. These transactions primarily consisted of sales to BMS, as it served as the primary distributor in the European region for a portion of 2011, and fees for services under a Transitional Services Agreement (TSA). The Company had related-party transactions with BMS from the time of the IPO in February 2009 through the separation from BMS on December 23, 2009. As of the split-off, BMS is no longer a related party. Activities while BMS was a related party are detailed below.

(In millions)
Sales to BMS	$84.2
Purchases from BMS:
Goods	13.6
Services	58.3

MEAD JOHNSON NUTRITION COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, Except Per Share Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2011:
Net sales	$899.8	$932.0	$933.9	$911.3	$3,677.0
Gross profit	$579.8	$602.9	$575.6	$556.4	$2,314.7
Net earnings attributable to shareholders	$146.1	$132.1	$144.7	$85.6	$508.5
Basic earnings per share	$0.71	$0.64	$0.71	$0.42	$2.48
Diluted earnings per share	$0.71	$0.64	$0.70	$0.42	$2.47
2010:
Net sales	$763.5	$764.2	$810.2	$803.7	$3,141.6
Gross profit	$491.7	$485.5	$513.9	$500.9	$1,992.0
Net earnings attributable to shareholders	$125.6	$121.4	$106.1	$99.6	$452.7
Basic earnings per share	$0.61	$0.59	$0.52	$0.49	$2.20
Diluted earnings per share	$0.61	$0.59	$0.52	$0.48	$2.20

 SCHEDULE II

MEAD JOHNSON NUTRITION COMPANY

MEAD JOHNSON NUTRITION

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Provisions for bad debts	Bad debts written off	Other	Balance at end of period
(In millions)
Allowances for Doubtful Accounts
For the year ended December 31, 2011	$8.3	$0.2	$—	$(2.2)	$6.3
For the year ended December 31, 2010	6.2	0.4	—	1.7	8.3
For the year ended December 31, 2009	7.0	0.4	(0.6)	(0.6)	6.2

Description	Balance at beginning of period	Provision for valuation allowance	Release of valuation allowance/ other	Balance at end of period
(In millions)
Valuation Allowance on Deferred Tax Assets
For the year ended December 31, 2011	$3.3	$3.7	$—	$7.0
For the year ended December 31, 2010	—	3.3	—	3.3
For the year ended December 31, 2009	16.6	—	(16.6)	—

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the company (its principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2011, based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2011, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which is included herein.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2011, we concluded a two-year, phased global implementation of a new Enterprise Resource Planning ("ERP") system and transaction processing services. The new ERP system and transaction processing services were part of a global initiative to transition, replace or retire the ERP, administration and outsourced services provided to us by BMS under various transition services agreements. Specifically, we transitioned processes and procedures for the remainder of our Asia operations to this new ERP system and transaction processing services. This transition has involved changes to certain internal controls over financial reporting, which we believe were material.

        Except as noted above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is set forth under the heading "Directors, Executive Officers and Corporate Governance" in our 2012 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (the "SEC") in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders (the "2011 Proxy Statement") and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is set forth under the headings "Executive Compensation" and "Compensation Discussion and Analysis" in our 2012 Proxy Statement and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans" in our 2012 Proxy Statement and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is set forth under the headings "Review, Approval or Ratification of Transactions with Related Persons" and "Director Independence" in our 2012 Proxy Statement and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is set forth under the heading "Fees Paid to Auditors" in our 2012 Proxy Statement and is incorporated herein by reference.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

        The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page XX. The exhibits filed as a part of this Annual Report on Form 10-K are listed in the accompanying Exhibit Index on page XX.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY
Date: February 17, 2012	By:	/s/ STANLEY D. BURHANS Stanley D. Burhans Vice President and Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 17, 2012	By:	/s/ STEPHEN W. GOLSBY Stephen W. Golsby President and Chief Executive Officer (Principal Executive Officer)
Date: February 17, 2012	By:	/s/ PETER G. LEEMPUTTE Peter G. Leemputte Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 17, 2012	By:	/s/ STANLEY D. BURHANS Stanley D. Burhans Vice President and Controller (Principal Accounting Officer)
Date: February 17, 2012	By:	/s/ JAMES M. CORNELIUS James M. Cornelius Chairman of the Board of Directors
Date: February 17, 2012	By:	/s/ STEVEN M. ALTSCHULER, M.D. Steven M. Altschuler, M.D. Director
Date: February 17, 2012	By:	/s/ HOWARD B. BERNICK Howard B. Bernick Director

Date: February 17, 2012	By:	/s/ KIMBERLY A. CASIANO Kimberly A. Casiano Director
Date: February 17, 2012	By:	/s/ ANNA C. CATALANO Anna C. Catalano Director
Date: February 17, 2012	By:	/s/ CELESTE A. CLARK, PH.D. Celeste A. Clark, Ph.D. Director
Date: February 17, 2012	By:	/s/ PETER G. RATCLIFFE Peter G. Ratcliffe Director
Date: February 17, 2012	By:	/s/ ELLIOTT SIGAL, M.D., PH.D. Elliott Sigal, M.D., Ph.D. Director
Date: February 17, 2012	By:	/s/ ROBERT S. SINGER Robert S. Singer Director

EXHIBIT INDEX

Exhibit Number	Description
3	Articles of Incorporation and Bylaws
3.1	Second Amended and Restated Certificate of Incorporation of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on January 8, 2010)
3.2	Amended and Restated By-laws of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed on January 30, 2012)
4	Instruments defining the rights of the security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to registration statement on Form S-1 (Registration No. 333-156298) filed on January 14, 2009)
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

Exhibit Number	Description
10.6	Five Year Revolving Credit Facility Agreement, dated as of June 17, 2011, among Mead Johnson Nutrition Company, Mead Johnson & Company, LLC, the borrowing subsidiaries, the lenders named therein, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Royal Bank of Canada, as Co-Documentation Agents, Citibank, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed on July 28, 2011)
10.7†
Supply Agreement by and between Mead Johnson & Company and Martek Biosciences Corporation, dated as of January 1, 2006 (incorporated by reference to Exhibit 10.18 to registration statement on Form S-1 (Registration No. 333-156298) filed on December 19, 2008)
10.8†
Amendment No. 1 to Supply Agreement by and between Mead Johnson & Company, LLC and Martek Biosciences Corporation, made and entered into effective as of June 1, 2010 (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the quarter ended June 30, 2010 filed on July 29, 2010)
10.9*	Mead Johnson Nutrition Company 2009 Amended and Restated Stock Award and Incentive Plan (incorporated by reference to Addendum A to definitive proxy statement on Schedule 14A filed on April 2, 2010)
10.10*
Mead Johnson Nutrition Company 2009 Senior Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.29 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.11*
Mead Johnson & Company Benefit Equalization Plan-Retirement Plan (incorporated by reference to Exhibit 10.31 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.12*
Mead Johnson & Company Benefit Equalization Plan-Retirement Savings Plan (incorporated by reference to Exhibit 10.32 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.13*	Mead Johnson & Company Key International Pension Plan (incorporated by reference to Exhibit 10.33 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.14*	Mead Johnson & Company LLC Senior Executive Severance Plan (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed on December 23, 2009)
10.15*	Mead Johnson & Company LLC Senior Executive Change In Control Severance Plan (incorporated by reference to Exhibit 10.4 to current report on Form 8-K filed on December 23, 2009)
10.16*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.34 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.17*	Form of Performance Shares Agreement (incorporated by reference to Exhibit 10.35 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

Exhibit Number	Description
10.18*	Form of Director Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.36 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.19*	Form of Employee Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to annual report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.20*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.5 to current report on Form 8-K filed on December 23, 2009)
21	Subsidiaries of the Registrant
21.1	Subsidiaries of the Registrant
23	Consents of experts and counsel
23.1	Consent of Deloitte & Touche LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32	Section 1350 Certifications
32.1	Certification of the Chief Executive Officer
32.2	Certification of the Chief Financial Officer
101	Interactive Data File
101**
The following financial statements and footnotes from the Mead Johnson Nutrition Company Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Comprehensive Income and Equity (Deficit); (iv) Consolidated Statements of Cash Flows; (v) the Notes to Consolidated Financial Statements; and (vi) Schedule II—Valuation and Qualifying Accounts

†
Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

*
Compensatory plan or arrangement

**
In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be "furnished" and not "filed."