Form 10-Q
period 2012-03-31
Mead Johnson Nutrition Co
filed 2012-04-26
CIK 1452575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 23, 2012, there were 203,890,354 shares of Common Stock outstanding.

MEAD JOHNSON NUTRITION COMPANY

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
NET SALES	$986.6	$899.8
Cost of Products Sold	373.5	320.0

GROSS PROFIT	613.1	579.8
Expenses:
Selling, General and Administrative	210.4	213.4
Advertising and Promotion	125.8	111.3
Research and Development	22.5	19.3
Other Expenses/(Income)—net	5.6	13.2

EARNINGS BEFORE INTEREST AND INCOME TAXES	248.8	222.6

Interest Expense—net	14.5	13.1

EARNINGS BEFORE INCOME TAXES	234.3	209.5

Provision for Income Taxes	64.5	60.6

NET EARNINGS	169.8	148.9
Less Net Earnings Attributable to Noncontrolling Interests	5.6	2.8

NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$164.2	$146.1

Earnings per Share—Basic
Net Earnings Attributable to Shareholders	$0.80	$0.71

Earnings per Share—Diluted
Net Earnings Attributable to Shareholders	$0.80	$0.71

Dividends Declared per Share	$0.30	$0.26

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
NET EARNINGS	$169.8	$148.9

OTHER COMPREHENSIVE INCOME/(LOSSES)
Foreign Currency Translation Adjustments
Translation Adjustments	22.9	32.9
Tax Benefit/(Expense)	(6.4)	(4.1)
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the period	(6.4)	(3.7)
Reclassification Adjustment for (Gains)/Losses Included in Net Income	(1.0)	1.4
Tax Benefit/(Expense)	2.2	0.7
Pension and Other Post Retirement Benefits
Deferred Gains/(Losses) on Pension and Other Post Retirement benefits	(0.1)	(0.2)
Reclassification Adjustment for (Gains)/Losses Included in Net Income	1.8	1.2
Tax Benefit/(Expense)	0.8	(2.3)
OTHER COMPREHENSIVE INCOME	13.8	25.9

COMPREHENSIVE INCOME	183.6	174.8

Less Comprehensive Income Attributable to Noncontrolling Interests	5.6	3.0

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$178.0	$171.8

 The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$660.7	$840.3
Receivables—net of allowances of $6.8 and $6.3, respectively	378.4	352.6
Inventories	542.0	534.9
Deferred Income Taxes—net of valuation allowance	122.0	118.5
Income Taxes Receivable	5.6	3.3
Prepaid Expenses and Other Assets	52.6	40.1
Total Current Assets	1,761.3	1,889.7
Property, Plant, and Equipment—net	581.0	576.1
Goodwill	289.4	117.5
Other Intangible Assets—net	150.8	91.6
Deferred Income Taxes—net of valuation allowance	20.5	16.5
Other Assets	63.7	75.4
TOTAL	$2,866.7	$2,766.8
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$409.1	$488.1
Dividends Payable	61.6	53.3
Note Payable	86.4	—
Accrued Expenses	187.0	229.0
Accrued Rebates and Returns	301.2	300.1
Deferred Income—current	12.5	47.0
Income Taxes—payable and deferred	68.3	82.6
Total Current Liabilities	1,126.1	1,200.1
Long-Term Debt	1,529.7	1,531.9
Deferred Income Taxes—noncurrent	41.0	5.2
Pension, Post Retirement and Post Employment Liabilities	157.8	157.2
Other Liabilities	40.6	40.4
Total Liabilities	2,895.2	2,934.8
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	30.3	—

EQUITY/(DEFICIT)
Shareholders’ Equity
Common Stock, $0.01 par value: 4,200 authorized, 205.7 and 205.1 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(710.6)	(728.4)
Retained Earnings	872.9	770.0
Treasury Stock—at cost	(120.5)	(89.7)
Accumulated Other Comprehensive Income/(Loss)	(119.3)	(133.1)
Total Shareholders’ Equity/(Deficit)	(75.4)	(179.1)
Noncontrolling Interests	16.6	11.1
Total Equity/(Deficit)	(58.8)	(168.0)
TOTAL	$2,866.7	$2,766.8

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST

(Dollars in millions)

(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity/ (Deficit)	Redeemable Non- controlling Interest
BALANCE January 1, 2011	$2.0	$(775.6)	$474.0	$(3.2)	$(64.6)	$9.1	$(358.3)	$—
Stock-based compensation awards		10.0					10.0
Treasury stock acquired				(23.7)			(23.7)
Cash dividends declared			(53.2)				(53.2)
Net earnings			146.1			2.8	148.9
Other Comprehensive income					25.7	0.2	25.9
BALANCE March 31, 2011	$2.0	$(765.6)	$566.9	$(26.9)	$(38.9)	$12.1	$(250.4)	$—

BALANCE January 1, 2012	$2.1	$(728.4)	$770.0	$(89.7)	$(133.1)	$11.1	$(168.0)	$—
Stock-based compensation awards		17.8		(13.6)			4.2
Treasury stock acquired				(17.2)			(17.2)
Acquisition							—	30.2
Cash dividends declared			(61.3)				(61.3)
Net earnings			164.2			5.5	169.7	0.1
Other Comprehensive income					13.8		13.8
BALANCE March 31, 2012	$2.1	$(710.6)	$872.9	$(120.5)	$(119.3)	$16.6	$(58.8)	$30.3

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$169.8	$148.9
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	18.5	17.7
Other	28.0	9.3
Changes in Assets and Liabilities	(196.0)	25.1
Pension and Other Post Retirement Benefits Contributions	(0.9)	(1.9)
Net Cash Provided by Operating Activities	19.4	199.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(30.4)	(32.6)
Proceeds from Sale of Property, Plant and Equipment	0.5	0.1
Acquisition	(106.1)	—
Net Cash Used in Investing Activities	(136.0)	(32.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	30.0	0.6
Repayments of Short-term Borrowings	(30.0)	(1.8)
Payments of Dividends	(53.0)	(46.1)
Stock-based-compensation-related Proceeds and Excess Tax Benefits	11.5	0.7
Purchases of Treasury Stock	(29.6)	(24.5)
Net Cash Used in Financing Activities	(71.1)	(71.1)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	8.1	17.5
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(179.6)	113.0
CASH AND CASH EQUIVALENTS:
Beginning of Period	840.3	595.6
End of Period	$660.7	$708.6

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2012 and December 31, 2011, results of operations for the three months ended
March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full year operating results or future performance.

The accounting policies used in preparing these consolidated financial statements are the same as those used to prepare the Company’s annual report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited year end financial statements and accompanying notes included in the Company’s 2011 Form 10-K.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share data)	2012	2011
Basic earnings per share:
Weighted-average shares outstanding	203.9	204.7
Net earnings attributable to shareholders	$164.2	$146.1
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.5)

Net earnings attributable to shareholders used for basic earnings per share calculation	$163.8	$145.6
Net earnings attributable to shareholders per share	$0.80	$0.71
Diluted earnings per share:
Weighted-average shares outstanding	203.9	204.7
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.7	0.6

Weighted-average shares — diluted	204.6	205.3
Net earnings attributable to shareholders	$164.2	$146.1
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.5)

Net earnings attributable to shareholders used for diluted earnings per share calculation	$163.8	$145.6
Net earnings attributable to shareholders per share	$0.80	$0.71

Potential shares outstanding from all stock-based awards were 3.1 million and 3.2 million as of March 31, 2012 and 2011, respectively, of which 2.4 million and 2.6 million were not included in the diluted earnings per share calculation for the three months ended March 31, 2012 and 2011, respectively.

4.                                      INCOME TAXES

The effective tax rate for the three months ended March 31, 2012 and 2011 was 27.5% and 28.9%, respectively. The decrease in the effective tax rate was primarily attributable to a change in the geographic earnings mix.

The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of March 31, 2012 and December 31, 2011, was $35.7 million and $37.9 million, respectively. Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (BMS), the Company’s former parent, maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has recorded a receivable from BMS for uncertain tax positions, including penalties and interest, of $10.6 million as of March 31, 2012. The Company believes that it has adequately provided for all uncertain tax positions. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.

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

The following table is for the three months ended March 31:

	Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2012	2011	2012	2011
Asia/Latin America	$701.3	$576.9	$279.0	$216.8
North America/Europe	285.3	322.9	33.7	92.9
Total operating segments	986.6	899.8	312.7	309.7
Corporate and Other	—	—	(63.9)	(87.1)
Total	$986.6	$899.8	$248.8	$222.6

6.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended March 31,
(In millions)	2012	2011
Stock options	$1.8	$1.4
Performance share awards	5.4	5.1
Restricted stock units	2.4	2.5
Total pre-tax stock-based compensation expense	$9.6	$9.0
Net tax benefit related to stock-based compensation expense	$(3.8)	$(3.1)

During the three months ended March 31, 2012, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.5	$17.57
Performance share awards	0.4	$66.94
Restricted stock units	0.1	$76.89

As of March 31, 2012, the Company had the following awards outstanding and related expense yet to be recognized:

(Dollars and shares in millions)	Outstanding	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	2.1	$12.9	2.1
Performance share awards	0.6	$22.8	1.6
Restricted stock units	0.5	$21.3	2.9

7.             PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post retirement benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost — benefits earned during the period	$0.9	$0.6	$0.2	$0.2
Interest cost on projected benefit obligations	3.9	4.1	0.3	0.3
Expected return on plan assets	(4.0)	(4.3)	—	—
Amortization of net actuarial loss	1.3	0.8	0.5	0.4

Net periodic benefit cost	$2.1	$1.2	$1.0	$0.9

8.             ACQUISITION

On March 15, 2012, the Company acquired 80% of the outstanding capital stock of Nutricion para el Conosur S.A. The acquired company manufactures, distributes and sells infant formula and children’s nutrition products in Argentina under the SanCor BeBe and BeBe Plus brands. The acquired company will combine the product portfolio, research and development, and marketing expertise of the Company with the manufacturing, distribution and local market knowledge of the noncontrolling interest owner. The primary reason for this acquisition is to build the Company’s global business by broadening and strengthening the Company’s country portfolio in the high growth Latin America region. The purchase price was 850.7 million Argentine pesos (ARS), which equated to $195.8 million as of March 15, 2012, and consisted of cash (ARS473.1 million) and a note payable (ARS377.6 million). See Note 14 for a discussion of the note payable. The acquisition was accounted for as a business combination and the operating results of Nutricion para el Conosur S.A. were included in the consolidated financial statements from the acquisition date.

Tangible and identifiable intangible assets acquired and the noncontrolling interest were recorded at their estimated fair values. The fair value of the noncontrolling interest was derived from the purchase price then adjusted to remove the inherent control and marketability premiums. The excess of the consideration transferred over those fair values was recorded as goodwill. The factors that contributed to the recognition of goodwill primarily related to expected synergistic benefits and the expansion of the premium infant formula category in Argentina. The following table summarizes the allocation of the purchase price:

(in millions)	March 15, 2012
Cash	$2.8
Other intangible assets
Trademark, indefinite life	51.1
Non-compete agreement, indefinite life	10.1
Distributor-customer relationships, 10 year life	4.9
Total identifiable assets	68.9
Goodwill, non-tax deductible	172.8
Deferred tax liability	(15.7)
Net assets acquired	226.0
Less: noncontrolling interest	(30.2)

Total consideration transferred	$195.8

Under the terms of an agreement related to the acquisition, the noncontrolling interest owner has the right to require MJN to purchase (the Put Right) its remaining 20% interest or to sell (the Call Right) up to an additional 20% of the outstanding capital stock of Nutricion para el Conosur S.A. The Put Right is exercisable from September 15, 2015 to September 15, 2018 and the decision to exercise is not within the control of MJN. The price paid upon exercise will be determined based on established multiples of sales and earnings of the acquired entity and is currently estimated to equate to fair value at the earliest exercise date. As a result of the Put Right, the noncontrolling interest is presented as redeemable noncontrolling interest outside of equity on the balance sheet. Accretion to the redemption value of the Put Right will be recognized through equity using an interest method over the period from March 15, 2012 to September 15, 2015.

9.                                      NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of 20%, 11% and 10% interests held by third parties in operating entities in Argentina, China and Indonesia, respectively.

10.          INVENTORIES

The major categories of inventories were as follows:

(In millions)	March 31, 2012	December 31, 2011
Finished goods	$263.6	$238.3
Work in process	97.1	99.0
Raw and packaging materials	181.3	197.6

Inventories	$542.0	$534.9

11.          PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

(In millions)	March 31, 2012	December 31, 2011
Land	$6.0	$5.8
Buildings	490.7	481.7
Machinery, equipment, and fixtures	571.0	565.0
Construction in progress	58.7	53.8
Accumulated depreciation	(545.4)	(530.2)

Property, plant, and equipment—net	$581.0	$576.1

12.                               GOODWILL

For the three months ended March 31, 2012, the change in the carrying amount of goodwill by reportable segment was as follows:

(In millions)	Asia/ Latin America	North America/ Europe	Total
Balance as of December 31, 2011	$115.8	$1.7	$117.5
Acquisition	155.5	17.3	172.8
Translation adjustments	(0.8)	(0.1)	(0.9)

Balance as of March 31, 2012	$270.5	$18.9	$289.4

A portion of the goodwill from the acquisition of Nutricion para el Conosur S. A. was attributed to the North America/Europe segment in consideration of expected benefits to be derived from the acquisition.

13.          OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2012 and December 31, 2011 were as follows:

	As of March 31, 2012			As of December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets
Trademark	$50.8	$—	$50.8	$—	$—	$—
Non-compete agreement	10.0	—	10.0	—	—	—
Total	60.8	—	60.8	—	—	—
Amortizable intangible assets
Computer software	158.7	(73.6)	85.1	160.0	(68.4)	91.6
Distributor-customer relationship	4.9	—	4.9	—	—	—
Total	163.6	(73.6)	90.0	160.0	(68.4)	91.6
Total other intangible assets	$224.4	$(73.6)	$150.8	$160.0	$(68.4)	$91.6

14.                               SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings and Note Payable

There were no short-term borrowings as of March 31, 2012 and December 31, 2011 respectively.

The Company has a five year revolving credit facility agreement (Credit Facility). Borrowings from the Credit Facility are to be used for working capital and other general corporate purposes. The Credit Facility is unsecured and repayable on maturity in June 2016, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $500.0 million, which may be increased from time to time up to
$750.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The Credit Facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. As of March 31, 2012, the Company was in compliance with these covenants.

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

The borrowings from the Credit Facility had a weighted average interest rate of 3.49% for the three months ended March 31, 2012.

On March 15, 2012, the Company acquired 80% of the outstanding capital stock of Nutricion para el Conosur S.A. in Argentina. See Note 8 for discussion of the acquisition. Of the ARS850.7 million purchase price, ARS377.6 million was financed through a note payable. The note is payable in three installments due within twelve months after March 15, 2012 and a fourth payment of
ARS85.1 million is payable the later of March 15, 2013 or upon receipt of Argentine regulatory approval. The interest rate for the note payable is 14%.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	March 31, 2012	December 31, 2011
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0

Subtotal	1,500.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for terminated interest rate swaps	32.9	35.3
Unamortized bond discount	(3.2)	(3.4)

Long-term debt	$1,529.7	$1,531.9

Based on the Company’s assessment of current market conditions for debt of similar maturity, structure and risk, the estimated fair value of the Company’s debt was $1,636.8 million as of March 31, 2012.

Interest expense and interest income for the three months ended March 31, 2012, were $16.2 million and $1.7 million, respectively, compared with $14.4 million and $1.3 million, respectively, for the same period in 2011.

15.          DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Derivatives

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These financial instruments are in Level 2 of the fair value hierarchy for both periods presented. For the three months ended March 31, 2012 and 2011, there were no transfers between levels in the fair value hierarchy. Derivative financial instruments are not used for speculative purposes.

The following table summarizes the Company’s fair value of outstanding derivatives designated as hedging instruments:

(In millions)	Balance Sheet Location	March 31, 2012	December 31, 2011
Cash flow hedges:
Foreign exchange contracts	Other assets	$1.2	$5.2
Foreign exchange contracts	Accrued expenses	(2.4)	(0.1)

Net asset/(liability) of derivatives designated as hedging instruments		$(1.2)	$5.1

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at March 31, 2012 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

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

The Company assesses hedge effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. For the three months ended March 31, 2012 and 2011, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. During the three months ended March 31, 2012 and 2011, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts—The effective portion of changes in the fair value of foreign exchange contracts is recognized in earnings when the hedged item affects earnings, in cost of products sold, or deemed ineffective, in other expenses/(income)—net. The majority of the Company’s foreign exchange contracts qualify as hedges of probable forecasted cash flows.

As of March 31, 2012, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $135.5 million, with a fair value of $1.2 million in net liabilities. As of December 31, 2011, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $134.3 million, with a fair value of $5.1 million in net assets. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2012	2011
Balance—January 1:	$4.3	$(1.8)
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(6.4)	(3.7)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(1.0)	1.4
Change in deferred taxes	2.2	0.7

Balance—March 31:	$(0.9)	$(3.4)

At March 31, 2012, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) was $(0.9) million, all of which is expected to be reclassified into earnings within the next 12 months.

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

Interest Rate Swaps—In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. There were no interest rate swaps outstanding at March 31, 2012. There were no ineffective fair value hedges for the three months ended March 31, 2012 and 2011.

The earnings impact from interest rate swaps was as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Recognized in interest expense	$—	$(3.0)
Amortization of basis adjustment for terminated interest rate swaps recognized in interest expense	(2.3)	(0.5)
Total increase/(decrease) in interest expense	$(2.3)	$(3.5)

See Note 14 for discussion on the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds, which totaled $361.8 million and $449.2 million as of March 31, 2012 and December 31, 2011, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet.

16.          STOCK

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2012	205.1	1.4	$89.7
Stock-based compensation	0.6	0.2	13.6
Treasury stock purchases	—	0.2	17.2
Balance as of March 31, 2012	205.7	1.8	$120.5

Balance as of January 1, 2011	204.8	0.1	$3.2
Stock-based compensation	—	—	—
Treasury stock purchases	—	0.4	23.7
Balance as of March 31, 2011	204.8	0.5	$26.9

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

On March 16, 2010, MJN’s board of directors authorized the repurchase of up to $300 million of the Company’s stock. From the date of such authorization through March 31, 2012, 1.5 million shares were repurchased at an average cost per share of $66.69.

17.          CONTINGENCIES

In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters.

The Company is not aware of any environmental, health or safety-related litigation or significant environmental, health and safety-related financial obligations or liabilities arising from current or former operations or properties that are likely to have a material impact on the Company’s business, financial position or results of operations. Liabilities or obligations, which could require the Company to make significant expenditures, could arise in the future, however, as the result of, among other things, changes in, or new interpretations of, existing laws, regulations or enforcement policies, claims relating to on- or off-site contamination, or the imposition of unanticipated investigation or cleanup obligations.

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although MJN cannot predict with certainty the final resolution of these or other lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of March 31, 2012, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cashflows or the periods in which a loss is recognized.

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

Executive Summary

For the three months ended March 31, 2012, sales increased by 9%. The sales growth was attributable to our Asia/Latin America segment, which grew by 22% and now accounts for 71% of sales. Within the Asia/Latin America segment, the China/Hong Kong market continued to lead the sales increase with the majority of markets achieving double-digit growth. Sales decreased by 12% in our North America/Europe segment as a result of lower market share as well as lower consumption and births. Market share was lower in comparison to the prior year period when we benefited from a competitor’s recall and due to the current year effect from December 2011 media reports in the United States. Gross margin decreased primarily due to a decline in the North America/Europe segment with unfavorable manufacturing variances and higher dairy costs being partially offset by pricing and productivity gains. The manufacturing variances were attributable to lower U.S. sales and production volumes versus the prior year. Further demand-generation investments were partially offset by the reduction in IT/other separation costs and the elimination of 2011 duplicate costs as we transitioned to a new shared service provider. For the three months ended March 31, 2012, earnings before interest and taxes grew 12% on sales growth of 9%.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended March 31, 2012 and 2011:

				% of Net Sales
(In millions, except per share data)	2012	2011	% Change	2012	2011
Net Sales	$986.6	$899.8	9%	—	—
Earnings before Interest and Income Taxes (EBIT)	248.8	222.6	12%	25%	25%
Interest Expense—net	14.5	13.1	11%	1%	1%
Earnings before Income Taxes	234.3	209.5	12%	24%	23%
Provision for Income Taxes	64.5	60.6	6%	7%	7%
Effective Tax Rate (ETR)	27.5%	28.9%
Net Earnings	169.8	148.9	14%	17%	17%
Less: Net Earnings Attributable to Noncontrolling Interests	5.6	2.8	100%	0%	0%
Net Earnings Attributable to Shareholders	$164.2	$146.1	12%	17%	16%
Weighted-Average Common Shares— Diluted	204.6	205.3
Earnings per Common Share—Diluted	$0.80	$0.71	13%

The results for the three months ended March 31, 2012 and 2011 included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Three Months Ended March 31,
(In millions)	2012	2011
IT/other separation costs	$1.7	$15.4
Severance and other costs	1.0	0.2
Legal, settlements and related costs	1.5	0.9
Specified Items before income taxes	$4.2	$16.5
Income tax impact on items above	(1.0)	(5.8)
Specified Items after taxes	$3.2	$10.7

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended March 31,			% Change Due to
(Dollars in millions)	2012	2011	% Change	Volume	Price	Foreign Exchange
Asia/Latin America	$701.3	$576.9	22%	16%	5%	1%
North America/Europe	285.3	322.9	(12)%	(14)%	3%	(1)%
Net Sales	$986.6	$899.8	9%	5%	4%	0%

The increase in sales in the Asia/Latin America segment was primarily driven by market share gains, increased prices and market growth. Our strongest performance in the segment continued to be in China/Hong Kong, primarily reflecting increased market share and prices, and geographic expansion. Additionally, double-digit growth was achieved by a majority of other markets including Brazil, Peru, Philippines, Venezuela and Vietnam. Asia/Latin America accounted for 71% of sales, up from 64% in the first quarter of 2011.

The decrease in volume in the North America/Europe segment was primarily driven by the United States. The decline reflected lower market share as well as lower consumption and births. Market share was lower in comparison to the prior year period when we benefited from a competitor’s recall and due to the current year effect of December 2011 media reports alleging product contamination in the United States. Investigating governmental agencies found no contamination in sealed containers of our product, but the uncertainty caused some mothers to switch from our brands.

Our net sales by product category are shown in the table below:

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	% Change
Infant Formula	$562.6	$540.4	4%
Children’s Nutrition	393.7	338.8	16%
Other	30.3	20.6	47%
Net Sales	$986.6	$899.8	9%

Infant formula accounts for about 90% of our sales in North America/Europe and under half of our sales in Asia/Latin America. Infant formula sales grew at a lower rate due to market conditions within the U.S.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Three Months Ended March 31,		% of Gross Sales
(Dollars in millions)	2012	2011	2012	2011
Gross Sales	$1,267.6	$1,153.6	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	182.2	169.1	14%	15%
Sales Discounts	44.5	33.4	3%	3%
Returns	19.9	21.1	2%	2%
Cash Discounts	11.0	10.8	1%	1%
Prime Vendor Charge-Backs	8.1	7.7	1%	0%
Coupons and Other Adjustments	15.3	11.7	1%	1%
Total Gross-to-Net Sales Adjustments	281.0	253.8	22%	22%
Total Net Sales	$986.6	$899.8	78%	78%

Total gross-to-net sales adjustments were consistent as a percentage of gross sales with the prior year. U.S. WIC rebates declined as a percentage of global gross sales due to growth in the Asia/Latin America segment. However, the total dollar amount of WIC rebates increased due to higher rebates resulting from retail list price increases and for certain WIC contracts bid in late 2011.

Gross Profit

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	% Change
Net Sales	$986.6	$899.8	9%
Cost of Products Sold	373.5	320.0	17%
Gross Profit	$613.1	$579.8	6%
Gross Margin	62.1%	64.4%

The decrease in gross margin compared with prior year was due to a decline in the North America/Europe segment which experienced unfavorable manufacturing variances and higher dairy costs, partially offset by higher pricing and productivity gains. The manufacturing variances were attributable to lower U.S. sales and production volumes versus the prior year.

Expenses

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions)	2012	2011	% Change	2012	2011
Selling, General and Administrative	$210.4	$213.4	(1)%	21%	24%
Advertising and Promotion	125.8	111.3	13%	13%	12%
Research and Development	22.5	19.3	17%	2%	2%
Other Expenses/(Income)—net	5.6	13.2	(58)%	1%	1%

Selling, General and Administrative Expenses (SG&A)

SG&A decreased slightly due to the reduction in IT/other separation costs and the elimination of the 2011 duplicate costs as we transitioned to a new shared service provider for IT, accounting and indirect procurement (Shared Service Overlap), partially offset by the increase in sales force along with other salary-related costs and distribution expenses supporting sales growth.

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

Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs.

Other Expense/(Income)—net (OIE)

For the three months ended March 31, 2012 and 2011, OIE included net foreign currency losses of $3.2 million and $8.4 million, respectively, which primarily reflected losses on U.S. dollar denominated balances held by our foreign manufacturing subsidiaries.

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

	Three Months Ended March 31,
(Dollars in millions)	2012	2011	% Change
Asia/Latin America	$279.0	$216.8	29%
North America/Europe	33.7	92.9	(64)%
Corporate and Other	(63.9)	(87.1)	27%
EBIT	$248.8	$222.6	12%

The Asia/Latin America increase in EBIT was primarily related to sales growth, partially offset by higher expenses, primarily advertising and promotion, sales force and distribution expenses.

The North America/Europe decline in EBIT was entirely attributable to a decline in gross profit. Gross profit declined due to the unfavorable manufacturing variances, higher dairy costs and the decline in net sales, as discussed above. The manufacturing variances were attributable to the lower sales and production volumes versus the prior year.

Corporate and Other expenses decreased due to lower IT/other separation costs and the elimination of 2011 duplicate costs from the Shared Service Overlap.

Interest Expense—net

Interest expense primarily represented interest incurred on $1.5 billion of notes. Net interest expense increased 11% reflecting the termination of our fixed-to-floating interest rate swaps. The weighted average interest rate on our long-term debt, including the impact of the swaps, was 4.1% and 3.8% for the three months ended March 31, 2012 and 2011, respectively.

Income Taxes

The ETR for the three months ended March 31, 2012 and 2011 was 27.5% and 28.9%, respectively. The decrease in the ETR was primarily attributable to a change in the geographic earnings mix.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders

For the foregoing reasons, net earnings attributable to shareholders for the three months ended March 31, 2012 increased 12% to $164.2 million compared with the three months ended March 31, 2011.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings under our $500.0 million revolving credit facility. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for raw material purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent acquisitions and capital expenditures for equipment, buildings and computer software. Cash flows used in financing activities primarily represent proceeds and repayments of short-term borrowings, dividend payments and share repurchases.

Cash and cash equivalents totaled $660.7 million at March 31, 2012 of which $613.3 million was held outside of the United States. Approximately $315.1 million of cash and cash equivalents were held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to reinvest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, the Company would be required to provide U.S. taxes on these amounts.

Our board of directors previously authorized the repurchase of up to $300 million of the Company’s stock. The repurchase program is primarily intended to offset the dilutive effect on earnings from stock-based compensation over the next three years. During the three months ended March 31, 2012, we purchased 0.2 million shares under the program for $17.2 million. As of March 31, 2012, we have $201.2 million available under the authorization.

Cash Flows

We believe that cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$169.8	$148.9
Depreciation and Amortization	18.5	17.7
Other	28.0	9.3
Changes in Assets and Liabilities	(196.0)	25.1
Pension and Other Post Retirement Benefits Contributions	(0.9)	(1.9)
Total Operating Activities	19.4	199.1
Investing Activities	(136.0)	(32.5)
Financing Activities	(71.1)	(71.1)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	8.1	17.5

Net Increase/(Decrease) in Cash and Cash Equivalents	$(179.6)	$113.0

For the three months ended March 31, 2012, cash flow from operating activities reflected earnings, partially offset by an increase in working capital, defined as accounts receivable plus inventory less accounts payable, and declines in accrued expenses and deferred income.  The increase in working capital was primarily attributable to payments made on the fourth quarter 2011 advanced purchase of dairy inputs; the decline in accrued expenses was primarily attributable to annual compensation payments. For the three months ended March 31, 2011, cash flows from operating activities primarily reflected earnings and a decrease in working capital.

Cash flow used in investing activities increased by $103.5 million.  This increase primarily reflected the acquisition of 80% of the outstanding capital stock of Nutricion para el Conosur S.A. This acquired company manufactures, distributes and sells infant formula and children’s nutrition products in Argentina. For more information regarding this acquisition, see Item 1, “Financial Statements”.

Cash flow used in financing activities was $71.1 million for the three months ended March 31, 2012, and included $53.0 million of dividend payments and $29.6 million of treasury stock purchases, partially offset by an $11.5 million inflow related stock-based compensation. Cash flow used in financing activities was $71.1 million for the three months ended March 31, 2011, and included
$46.1 million of dividend payments and $24.5 million of treasury stock purchases.

Capital Expenditures

Capital expenditures were $10.0 million and the corresponding cash outflow was $30.4 million for the three months ended
March 31, 2012. Capital expenditures of $27.4 million and the corresponding cash outflow of $32.6 million for the three months ended March 31, 2011 included investment in our global IT platform. We expect capital expenditures in 2012 to be approximately $200 million, including our investment in our Asia Spray Dryer project, with continued emphasis on investment in growth and innovation.

Short-Term Borrowings and Note Payable

For information regarding Short-Term Borrowings and Note Payable, see Item 1, “Financial Statements”.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks, uncertainties, and assumptions including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) under Item 1A, “Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no material change in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2011 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Part I of this report under Item 1, “Financial Statements” in Note 17 to the interim consolidated financial statements, and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There is no material change in the information reported under Item 1A, “Risk Factors” contained in our 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending March 31, 2012:

(Dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
January 1, 2012 through January 31, 2012	10,000	$73.90	10,000	$217.6
February 1, 2012 through February 29, 2012	100,000	75.97	100,000	210.0
March 1, 2012 through March 31, 2012	110,000	80.46	110,000	201.2
	220,000	$78.12	220,000	$201.2

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

101*

The following financial statements and footnotes from the Mead Johnson Nutrition Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements

* In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mead Johnson Nutrition Company

Date: April 26, 2012	By:	/s/ KATHY A. MACDONALD
Kathy A. MacDonald
Vice President, Investor Relations and Acting Controller
(Authorized Officer and Chief Accounting Officer)