Form 10-Q
period 2012-06-30
Mead Johnson Nutrition Co
filed 2012-07-26
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File Number: 001-34251

MEAD JOHNSON NUTRITION COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0318351
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 Patriot Blvd.
Glenview, Illinois 60026
(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (847) 832-2420

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 23, 2012, there were 203,764,676 shares of Common Stock outstanding.

MEAD JOHNSON NUTRITION COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET SALES	$1,012.3	$932.0	$1,998.9	$1,831.8
Cost of Products Sold	372.3	329.1	745.8	649.1
GROSS PROFIT	640.0	602.9	1,253.1	1,182.7
Expenses:
Selling, General and Administrative	221.1	246.6	431.5	460.0
Advertising and Promotion	148.7	131.9	274.5	243.2
Research and Development	23.6	22.2	46.1	41.5
Other Expenses/(Income)—net	(1.7)	(1.5)	3.9	11.7
EARNINGS BEFORE INTEREST AND INCOME TAXES	248.3	203.7	497.1	426.3

Interest Expense—net	17.6	12.2	32.1	25.3
EARNINGS BEFORE INCOME TAXES	230.7	191.5	465.0	401.0

Provision for Income Taxes	59.6	56.6	124.1	117.2
NET EARNINGS	171.1	134.9	340.9	283.8
Less Net Earnings Attributable to Noncontrolling Interests	5.3	2.8	10.9	5.6
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$165.8	$132.1	$330.0	$278.2
Earnings per Share—Basic
Net Earnings Attributable to Shareholders	$0.81	$0.64	$1.61	$1.36
Earnings per Share—Diluted
Net Earnings Attributable to Shareholders	$0.81	$0.64	$1.61	$1.35

Dividends Declared per Share	$0.30	$0.26	$0.60	$0.52

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET EARNINGS	$171.1	$134.9	$340.9	$283.8

OTHER COMPREHENSIVE INCOME/(LOSSES)
Foreign Currency Translation Adjustments
Translation Adjustments	(52.7)	3.9	(29.8)	36.8
Tax Benefit/(Expense)	11.7	(1.2)	5.3	(5.3)
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	2.3	(2.1)	(4.1)	(5.8)
Reclassification Adjustment for (Gains)/Losses Included in Net Income	0.5	2.0	(0.5)	3.4
Tax Benefit/(Expense)	(0.8)	—	1.4	0.7
Pension and Other Post Retirement Benefits
Deferred Gains/(Losses) on Pension and Other Post Retirement Benefits	0.1	0.2	—	—
Reclassification Adjustment for (Gains)/Losses Included in Net Income	10.7	1.3	12.5	2.5
Tax Benefit/(Expense)	(4.0)	(0.4)	(3.2)	(2.7)
OTHER COMPREHENSIVE INCOME	(32.2)	3.7	(18.4)	29.6

COMPREHENSIVE INCOME	138.9	138.6	322.5	313.4

Less Comprehensive Income Attributable to Noncontrolling Interests	5.3	2.8	10.9	5.8

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$133.6	$135.8	$311.6	$307.6

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except per share data)

(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$787.3	$840.3
Receivables—net of allowances of $6.7 and $6.3, respectively	366.2	352.6
Inventories	494.5	534.9
Deferred Income Taxes—net of valuation allowance	115.4	118.5
Income Taxes Receivable	6.2	3.3
Prepaid Expenses and Other Assets	58.1	40.1
Total Current Assets	1,827.7	1,889.7
Property, Plant, and Equipment—net	579.8	576.1
Goodwill	283.9	117.5
Other Intangible Assets—net	143.5	91.6
Deferred Income Taxes—net of valuation allowance	20.1	16.5
Other Assets	104.8	75.4
TOTAL	$2,959.8	$2,766.8
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$441.4	$488.1
Dividends Payable	61.6	53.3
Note Payable	83.7	—
Accrued Expenses	184.0	229.0
Accrued Rebates and Returns	308.2	300.1
Deferred Income—current	2.7	47.0
Income Taxes—payable and deferred	61.0	82.6
Total Current Liabilities	1,142.6	1,200.1
Long-Term Debt	1,527.5	1,531.9
Deferred Income Taxes—noncurrent	20.6	5.2
Pension, Post Retirement and Post Employment Liabilities	157.2	157.2
Other Liabilities	77.8	40.4
Total Liabilities	2,925.7	2,934.8
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	32.3	—

EQUITY/(DEFICIT)
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 205.9 and 205.1 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(695.4)	(728.4)
Retained Earnings	975.9	770.0
Treasury Stock—at cost	(148.5)	(89.7)
Accumulated Other Comprehensive Income/(Loss)	(151.5)	(133.1)
Total Shareholders’ Equity/(Deficit)	(17.4)	(179.1)
Noncontrolling Interests	19.2	11.1
Total Equity/(Deficit)	1.8	(168.0)
TOTAL	$2,959.8	$2,766.8

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST

(Dollars in millions)

(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity/ (Deficit)	Redeemable Non- controlling Interest
BALANCE January 1, 2011	$2.0	$(775.6)	$474.0	$(3.2)	$(64.6)	$9.1	$(358.3)	$—
Stock-based Compensation Awards		23.7		(0.1)			23.6
Treasury Stock Acquired				(54.1)			(54.1)
Distributions to Noncontrolling Interests						(2.7)	(2.7)
Cash Dividends Declared			(106.4)				(106.4)
Net Earnings			278.2			5.6	283.8
Other Comprehensive Income					29.4	0.2	29.6
BALANCE June 30, 2011	$2.0	$(751.9)	$645.8	$(57.4)	$(35.2)	$12.2	$(184.5)	$—

BALANCE January 1, 2012	$2.1	$(728.4)	$770.0	$(89.7)	$(133.1)	$11.1	$(168.0)	$—
Stock-based Compensation Awards		33.0		(14.8)			18.2
Treasury Stock Acquired				(44.0)			(44.0)
Acquisition							—	30.2
Distributions to Noncontrolling Interests						(2.2)	(2.2)
Cash Dividends Declared			(122.6)				(122.6)
Net Earnings			330.0			10.3	340.3	0.6
Redeemable Noncontrolling Interest Accretion			(1.5)				(1.5)	1.5
Other Comprehensive Income					(18.4)		(18.4)
BALANCE June 30, 2012	$2.1	$(695.4)	$975.9	$(148.5)	$(151.5)	$19.2	$1.8	$32.3

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$340.9	$283.8
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	37.6	37.6
Other	29.9	21.5
Changes in Assets and Liabilities	(137.6)	(48.8)
Pension and Other Post Retirement Benefits Contributions	(3.6)	(2.4)
Net Cash Provided by Operating Activities	267.2	291.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(50.0)	(49.5)
Proceeds from Sale of Property, Plant and Equipment	0.8	0.6
Acquisition	(106.1)	—
Net Cash Used in Investing Activities	(155.3)	(48.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	180.0	0.9
Repayments of Short-term Borrowings	(180.0)	(2.1)
Payments of Dividends	(114.3)	(99.3)
Stock-based-compensation-related Proceeds and Excess Tax Benefits	18.8	2.5
Purchases of Treasury Stock	(58.8)	(55.4)
Distributions to Noncontrolling Interests	(2.2)	(2.7)
Net Cash Used in Financing Activities	(156.5)	(156.1)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(8.4)	21.4
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(53.0)	108.1
CASH AND CASH EQUIVALENTS:
Beginning of Period	840.3	595.6
End of Period	$787.3	$703.7

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2012 and December 31, 2011, results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full-year operating results or future performance.

The accounting policies used in preparing these consolidated financial statements are the same as those used to prepare the Company’s annual report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited year-end financial statements and accompanying notes included in the Company’s 2011 Form 10-K.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2012	2011	2012	2011
Basic earnings per share:
Weighted-average shares outstanding	204.0	204.5	204.0	204.6
Net earnings attributable to shareholders	$165.8	$132.1	$330.0	$278.2
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.4)	(0.8)	(0.8)
Net earnings attributable to shareholders used for basic earnings per share calculation	$165.4	$131.7	$329.2	$277.4
Net earnings attributable to shareholders per share	$0.81	$0.64	$1.61	$1.36
Diluted earnings per share:
Weighted-average shares outstanding	204.0	204.5	204.0	204.6
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.7	0.6	0.7	0.6
Weighted-average shares — diluted	204.7	205.1	204.7	205.2
Net earnings attributable to shareholders	$165.8	$132.1	$330.0	$278.2
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.4)	(0.8)	(0.8)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$165.4	$131.7	$329.2	$277.4
Net earnings attributable to shareholders per share	$0.81	$0.64	$1.61	$1.35

Potential shares outstanding from all stock-based awards were 2.9 million and 3.2 million as of June 30, 2012 and 2011, respectively, of which 2.2 million and 2.6 million were not included in the diluted earnings per share calculation for the three months ended June 30, 2012 and 2011, respectively, and 2.2 million and 2.6 million were not included in the diluted earnings per share calculation for the six months ended June 30, 2012 and 2011, respectively.

4.                                      INCOME TAXES

For the three and six months ended June 30, 2012, the effective tax rate was 25.9% and 26.7%, respectively, compared with 29.6% and 29.2% for the same periods in 2011. The decrease in the effective tax rate was primarily attributable to a change in the geographic earnings mix and to higher manufacturing incentives.

The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of June 30, 2012 and December 31, 2011, was $61.8 million and $37.9 million, respectively. The increase in the gross reserve for uncertain tax positions is due to a reassessment of the Company’s global tax positions, recorded in Other Liabilities, and is equally offset by an increase in other tax receivables, recorded in Other Assets.

Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (BMS), the Company’s former parent, maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has recorded a receivable from BMS for uncertain tax positions, including penalties and interest, of $8.0 million as of June 30, 2012. The Company believes that it has adequately provided for all uncertain tax positions. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.

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

The following table summarizes net sales and earnings before interest and income taxes for each of our reportable segments:

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011
Asia/Latin America	$695.2	$611.6	$237.5	$209.8	$1,396.5	$1,188.5	$516.5	$426.6
North America/Europe	317.1	320.4	74.6	86.4	602.4	643.3	108.3	179.3
Total operating segments	1,012.3	932.0	312.1	296.2	1,998.9	1,831.8	624.8	605.9
Corporate and Other	—	—	(63.8)	(92.5)	—	—	(127.7)	(179.6)
Total	$1,012.3	$932.0	$248.3	$203.7	$1,998.9	$1,831.8	$497.1	$426.3

6.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Stock options	$1.9	$1.4	$3.7	$2.8
Performance share awards	4.4	7.1	9.8	12.2
Restricted stock units	2.0	3.0	4.4	5.5
Total pre-tax stock-based compensation expense	$8.3	$11.5	$17.9	$20.5
Net tax benefit related to stock-based compensation expense	$(2.9)	$(4.0)	$(6.7)	$(7.1)

During the six months ended June 30, 2012, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.5	$17.56
Performance share awards	0.4	$67.19
Restricted stock units	0.1	$77.08

As of June 30, 2012, the Company had the following awards outstanding and related expense yet to be recognized:

(Dollars and shares in millions)	Outstanding	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	2.0	$11.3	2.0
Performance share awards	0.6	$17.9	1.5
Restricted stock units	0.5	$19.6	2.7

7.                                      PENSION AND OTHER POST RETIREMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post retirement benefit plans includes:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost — benefits earned during the period	$1.0	$1.1	$0.3	$0.2	$1.9	$1.7	$0.5	$0.4
Interest cost on projected benefit obligations	4.0	4.4	0.3	0.4	7.9	8.5	0.6	0.7
Expected return on plan assets	(3.9)	(4.8)	—	—	(7.9)	(9.1)	—	—
Amortization of net actuarial loss	1.3	0.8	0.5	0.5	2.6	1.6	1.0	0.9
Amortization of prior service (benefit)	—	—	(0.1)	(0.1)	—	—	(0.1)	(0.1)
Net periodic benefit cost	$2.4	$1.5	$1.0	$1.0	$4.5	$2.7	$2.0	$1.9
Settlements	9.0	0.1	—	—	9.0	0.1	—	—
Total net periodic benefit cost	$11.4	$1.6	$1.0	$1.0	$13.5	$2.8	$2.0	$1.9

Settlements reflect the recognition of losses that were previously deferred within accumulated other comprehensive income (loss) attributable to plan participants who have received lump sum distributions during the plan year. Recognition of settlements is triggered when the amount paid for lump sum distributions from a plan exceeds the sum of service and interest cost for the plan year. For the U.S. pension plan, losses reclassified to settlements were $9.0 million and zero for the periods ended June 30, 2012 and 2011, respectively. Settlements are recognized as Other Expenses in the consolidated statements of earnings.

8.                                      ACQUISITION

On March 15, 2012, the Company acquired 80% of the outstanding capital stock of Nutricion para el Conosur S.A. which manufactures, distributes and sells infant formula and children’s nutrition products in Argentina under the SanCor Bebé and Bebé Plus brands. The acquisition will combine the product portfolio, research and development, and marketing expertise of the Company with the manufacturing, distribution and local market knowledge of the noncontrolling interest owner. The primary reason for this acquisition is to build the Company’s global business by broadening and strengthening the Company’s country portfolio in the high growth Latin America region. The purchase price was 850.7 million Argentine pesos (ARS), which equated to $195.8 million as of March 15, 2012, and consisted of cash (ARS473.1 million) and a note payable (ARS377.6 million). See Note 14 for a discussion of the note payable. The acquisition was accounted for as a business combination and the operating results of the acquired business were included in the consolidated financial statements from the acquisition date.

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

Under the terms of an agreement related to the acquisition, the noncontrolling interest owner has the right to require MJN to purchase (the Put Right) its remaining 20% interest or to sell (the Call Right) up to an additional 20% of the outstanding capital stock of Nutricion para el Conosur S.A. The Put Right is exercisable from September 15, 2015 to September 15, 2018 and the decision to exercise is not within the control of MJN. The price paid upon exercise will be determined based on established multiples of sales and earnings of the acquired business and is currently estimated to equate to fair value at the earliest exercise date. As a result of the Put Right, the noncontrolling interest is presented as redeemable noncontrolling interest outside of equity on the balance sheet. Accretion to the redemption value of the Put Right will be recognized through equity using an interest method over the period from March 15, 2012 to September 15, 2015.

9.                                      NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of 20%, 11% and 10% interests held by third parties in operating entities in Argentina, China and Indonesia, respectively.

10.                               INVENTORIES

The major categories of inventories were as follows:

(In millions)	June 30, 2012	December 31, 2011
Finished goods	$260.5	$238.3
Work in process	95.3	99.0
Raw and packaging materials	138.7	197.6

Inventories	$494.5	$534.9

11.                               PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

(In millions)	June 30, 2012	December 31, 2011
Land	$5.8	$5.8
Buildings	488.8	481.7
Machinery, equipment, and fixtures	580.9	565.0
Construction in progress	51.1	53.8
Accumulated depreciation	(546.8)	(530.2)
Property, plant, and equipment—net	$579.8	$576.1

12.                               GOODWILL

For the six months ended June 30, 2012, the change in the carrying amount of goodwill by reportable segment was as follows:

(In millions)	Asia/ Latin America	North America/ Europe	Total
Balance as of January 1, 2012	$115.8	$1.7	$117.5
Acquisition	155.5	17.3	172.8
Translation adjustments	(5.8)	(0.6)	(6.4)
Balance as of June 30, 2012	$265.5	$18.4	$283.9

A portion of the goodwill from the acquisition of Nutricion para el Conosur S.A. was attributed to the North America/Europe segment in consideration of expected benefits to be derived from the acquisition.

13.                               OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2012 and December 31, 2011 were as follows:

	As of June 30, 2012			As of December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets
Trademark	$49.2	$—	$49.2	$—	$—	$—
Non-compete agreement	9.7	—	9.7	—	—	—
Total	58.9	—	58.9	—	—	—
Amortizable intangible assets
Computer software	130.4	(50.2)	80.2	160.0	(68.4)	91.6
Distributor-customer relationship	4.7	(0.3)	4.4	—	—	—
Total	135.1	(50.5)	84.6	160.0	(68.4)	91.6
Total other intangible assets	$194.0	$(50.5)	$143.5	$160.0	$(68.4)	$91.6

14.                               DEBT

Short-Term Borrowings and Five-Year Revolving Credit Facility Agreement

There were no short-term borrowings as of June 30, 2012 and December 31, 2011 respectively.

For the six months ended June 30, 2012, borrowings from the five-year revolving credit facility agreement (Credit Facility) had a weighted-average interest rate of 1.65%. There were no borrowings from the Credit Facility as of June 30, 2012 and December 31, 2011 respectively.

Borrowings from the Credit Facility are to be used for working capital and other general corporate purposes. The Credit Facility is unsecured and repayable on maturity in June 2016, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $500.0 million, which may be increased from time to time up to $750.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The Credit Facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these covenants as of June 30, 2012.

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

Note Payable

On March 15, 2012, the Company acquired 80% of the outstanding capital stock of Nutricion para el Conosur S.A.. See Note 8 for discussion of the acquisition. Of the ARS850.7 million purchase price, ARS377.6 million was financed through a note payable. The note payable’s first three installments are all due within twelve months after March 15, 2012, and a fourth payment of ARS85.1 million is payable upon the later of March 15, 2013 or receipt of Argentine regulatory approval. The interest rate for the note payable is 14%.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	June 30, 2012	December 31, 2011
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0
Subtotal	1,500.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for terminated interest rate swaps	30.6	35.3
Unamortized bond discount	(3.1)	(3.4)
Long-term debt	$1,527.5	$1,531.9

Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $1,696.0 million (Level 2) as of June 30, 2012.

The components of interest expense-net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Interest expense	$18.8	$14.5	$35.0	$28.9
Interest income	(1.2)	(2.3)	(2.9)	(3.6)
Interest expense-net	$17.6	$12.2	$32.1	$25.3

15.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Derivatives

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These financial instruments are in Level 2 of the fair value hierarchy for both periods presented. For the six months ended June 30, 2012 and 2011, there were no transfers between levels in the fair value hierarchy. Derivative financial instruments are not used for speculative purposes.

The following table summarizes the Company’s fair value of outstanding derivatives designated as hedging instruments:

(In millions)	Balance Sheet Location	June 30, 2012	December 31, 2011
Cash flow hedges:
Foreign exchange contracts	Other assets	$2.2	$5.2
Foreign exchange contracts	Accrued expenses	(1.2)	(0.1)
Net asset/(liability) of derivatives designated as hedging instruments		$1.0	$5.1

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A or higher by

Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at June 30, 2012 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

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

The Company assesses hedge effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. For the three and six months ended June 30, 2012 and 2011, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable to occur on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. During the three and six months ended June 30, 2012 and 2011, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts—The effective portion of changes in the fair value of foreign exchange contracts is recognized in earnings when the hedged item affects earnings, in cost of products sold, or deemed ineffective, in other expenses/(income)—net. The majority of the Company’s foreign exchange contracts qualify as hedges of probable forecasted cash flows.

As of June 30, 2012, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $148.6 million, with a fair value of $1.0 million in net assets. As of December 31, 2011, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $134.3 million, with a fair value of $5.1 million in net assets. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2012	2011
Balance—January 1:	$4.3	$(1.8)
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(4.1)	(5.8)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(0.5)	3.4
Change in deferred taxes	1.4	0.7
Balance—June 30:	$1.1	$(3.5)

At June 30, 2012, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) was $1.1 million, all of which is expected to be reclassified into earnings within the next 12 months.

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

Interest Rate Swaps—In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. There were no interest rate swaps outstanding at June 30, 2012. There were no ineffective fair value hedges for the three and six months ended June 30, 2012 and 2011.

The earnings impact from interest rate swaps was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Recognized in interest expense	$—	$(2.9)	$—	$(5.9)
Amortization of basis adjustment for terminated interest rate swaps recognized in interest expense	(2.4)	(0.5)	(4.7)	(1.0)
Total increase (decrease) in interest expense	$(2.4)	$(3.4)	$(4.7)	$(6.9)

See Note 14 for discussion on the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds, which totaled $440.2 million and $449.2 million as of June 30, 2012 and December 31, 2011, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet.

16.                               STOCK

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2012	205.1	1.4	$89.7
Stock-based compensation	0.8	0.2	14.8
Treasury stock purchases	—	0.5	44.0
Balance as of June 30, 2012	205.9	2.1	$148.5

Balance as of January 1, 2011	204.8	0.1	$3.2
Stock-based compensation	0.1	—	0.1
Treasury stock purchases	—	0.8	54.1
Balance as of June 30, 2011	204.9	0.9	$57.4

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

The Company corrected the number of authorized shares of common stock as of December 31, 2011 to properly reflect shares authorized in its second amendment and restated certificate of incorporation.

On March 16, 2010, MJN’s board of directors authorized the repurchase of up to $300 million of the Company’s stock. From the date of such authorization through June 30, 2012, 1.8 million shares were repurchased at an average cost per share of $69.33. As of June 30, 2012, we have $174.4 million available under the authorization.

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

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although MJN cannot predict with certainty the final resolution of these or other lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of June 30, 2012, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cashflows or the periods in which a loss is recognized.

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

Executive Summary

For the six months ended June 30, 2012, sales increased by 9%. Sales growth was broad-based across both Asia and Latin America with most markets reporting double-digit increases. China/Hong Kong continued to be a strong contributor; nevertheless, growth in China/Hong Kong is expected to moderate for the balance of the year in light of recent data suggesting a slowdown in industry growth and a decline in market share. The sales decline in North America/Europe reflected performance in our U.S. business. Globally, sales growth, a reduction in IT/other separation costs, favorable balance sheet re-measurement gains and a lower effective tax rate were partially offset by lower margins, driven in large part by higher commodity costs, increased investments in advertising and promotion, and higher pension settlement expense. As a result, net earnings as a percent of sales increased to 17%.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended June 30, 2012 and 2011:

				% of Net Sales
(In millions, except per share data)	2012	2011	% Change	2012	2011
Net Sales	$1,012.3	$932.0	9%	—	—
Earnings before Interest and Income Taxes (EBIT)	248.3	203.7	22%	25%	22%
Interest Expense—net	17.6	12.2	44%	2%	1%
Earnings before Income Taxes	230.7	191.5	20%	23%	21%
Provision for Income Taxes	59.6	56.6	5%	6%	6%
Effective Tax Rate (ETR)	25.9%	29.6%
Net Earnings	171.1	134.9	27%	17%	14%
Less: Net Earnings Attributable to Noncontrolling Interests	5.3	2.8	89%	1%	0%
Net Earnings Attributable to Shareholders	$165.8	$132.1	26%	16%	14%
Weighted-Average Common Shares— Diluted	204.7	205.1
Earnings per Common Share—Diluted	$0.81	$0.64	27%

The results for the three months ended June 30, 2012 and 2011 included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Three Months Ended June 30,
(In millions)	2012	2011
IT/other separation costs	$5.4	$24.7
Severance and other costs	0.5	(0.2)
Legal, settlements and related costs	1.4	0.3
Specified Items before income taxes	$7.3	$24.8
Income tax impact on items above	(1.9)	(8.2)
Specified Items after taxes	$5.4	$16.6

IT/other separation costs decreased primarily due to the prior year global implementation of a new Enterprise Resource Planning (“ERP”) system.

Net Sales

Our net sales by reportable segments are shown in the table below:

	Three Months Ended June 30,			% Change Due to
						Foreign
(Dollars in millions)	2012	2011	% Change	Volume	Price	Exchange
Asia/Latin America	$695.2	$611.6	14%	7%	9%	(2)%
North America/Europe	317.1	320.4	(1)%	(5)%	5%	(1)%
Net Sales	$1,012.3	$932.0	9%	3%	8%	(2)%

The increase in sales in Asia/Latin America was primarily driven by increased prices and market growth. Growth was broad-based across both Asia and Latin America with most markets reporting double-digit increases. China/Hong Kong continued to be a strong contributor; nevertheless, growth in China/Hong Kong is expected to moderate for the balance of the year in light of recent data suggesting a slowdown in industry growth and a decline in market share. Sales also included the first full-quarter benefit from the Argentine acquisition which closed in March of 2012. Asia/Latin America accounted for 69% of sales, up from 66% in the second quarter of 2011.

The decrease in sales in North America/Europe reflected lower U.S. market share as well as lower category consumption and births. Market share was lower in comparison to the prior year period when we benefited from a competitor’s recall and due to the current year effect from December 2011 unfounded media reports alleging production contamination in the United States. Investigating governmental agencies found no contamination in sealed containers of our product, but the resulting uncertainty caused some mothers to switch from our brand.

Our net sales by product category are shown in the table below:

	Three Months Ended June 30,
(Dollars in millions)	2012	2011	% Change
Infant Formula	$593.1	$559.7	6%
Children’s Nutrition	386.0	345.6	12%
Other	33.2	26.7	24%
Net Sales	$1,012.3	$932.0	9%

Infant formula accounts for about 90% of our sales in North America/Europe and under half of our sales in Asia/Latin America. Infant formula sales grew at a lower rate due to market conditions within the United States.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Three Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2012	2011	2012	2011
Gross Sales	$1,293.3	$1,189.5	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	183.5	167.8	14%	14%
Sales Discounts	48.1	35.8	4%	3%
Returns	19.3	23.0	1%	2%
Cash Discounts	11.3	12.3	1%	1%
Prime Vendor Charge-Backs	8.0	7.6	1%	1%
Coupons and Other Adjustments	10.8	11.0	1%	1%
Total Gross-to-Net Sales Adjustments	281.0	257.5	22%	22%
Total Net Sales	$1,012.3	$932.0	78%	78%

Total gross-to-net sales adjustments were consistent as a percentage of gross sales with the prior year. The total dollar amount of WIC rebates increased due to retail list price increases and changes in certain WIC contracts during 2012 and the second half of 2011.

Gross Profit

	Three Months Ended June 30,
(Dollars in millions)	2012	2011	% Change
Net Sales	$1,012.3	$932.0	9%
Cost of Products Sold	372.3	329.1	13%
Gross Profit	$640.0	$602.9	6%
Gross Margin	63.2%	64.7%

The decrease in gross margin was due to higher commodity costs, and unfavorable manufacturing variances attributed largely to lower production volumes in the United States, partially offset by increased prices and productivity gains.

Expenses

	Three Months Ended June 30,			% of Net Sales
(Dollars in millions)	2012	2011	% Change	2012	2011
Selling, General and Administrative	$221.1	$246.6	(10)%	22%	26%
Advertising and Promotion	148.7	131.9	13%	15%	14%
Research and Development	23.6	22.2	6%	2%	2%
Other Expenses/(Income)—net	(1.7)	(1.5)	13%	0%	0%

Selling, General and Administrative Expenses (SG&A)

SG&A decreased due to the reduction in IT/other separation costs, lower performance-based compensation and the elimination of the 2011 duplicate costs as we transitioned to a new shared service provider for IT, accounting and indirect procurement (Shared Service Overlap) partially offset by an increase in sales force and distribution expenses supporting sales growth.

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

Other Expense/(Income)—net (OIE)

For the three months ended June 30, 2012 and 2011, OIE included net balance sheet re-measurement (gains) of ($12.0) million and ($1.5) million, respectively, which primarily reflected gains on U.S. dollar denominated balances held by our foreign manufacturing subsidiaries, and pension settlement expense of $9.0 million and $0.1 million in 2012 and 2011, respectively. Higher lump sum payments to retirees in the U.S. pension plan triggered the earlier recognition of pension settlement expense in the second quarter of 2012. In 2011, the recognition of pension settlement expense was triggered in the fourth quarter.

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

	Three Months Ended June 30,
(Dollars in millions)	2012	2011	% Change
Asia/Latin America	$237.5	$209.8	13%
North America/Europe	74.6	86.4	(14)%
Corporate and Other	(63.8)	(92.5)	31%
EBIT	$248.3	$203.7	22%

The Asia/Latin America increase in EBIT was primarily related to sales growth, partially offset by higher demand generating expenses.

The North America/Europe decrease in EBIT was primarily attributable to a decline in gross profit partially offset by lower operating expenses. Gross profit declined due to higher commodity costs, primarily dairy inputs, and unfavorable manufacturing variances attributed largely to lower production volumes in the United States.

The decrease in Corporate and Other expenses reflected lower IT/other separation costs, net balance sheet re-measurement gains, lower performance-based compensation and the elimination of 2011 duplicate costs from the Shared Service Overlap partially offset by the earlier recognition of pension settlement expense versus the prior year.

Interest Expense—net

The increase in interest expense reflected interest on the note payable related to our first quarter 2012 acquisition in Argentina. The increase in interest expense also reflected the weighted-average interest rate on our long-term debt of 4.1% and 3.8% for the three months ended June 30, 2012 and 2011, respectively. The increase in rate was due to the termination of our fixed-to-floating rate swaps in July 2011.

Income Taxes

The ETR for the three months ended June 30, 2012 and 2011 was 25.9% and 29.6%, respectively. The decrease in the ETR was primarily attributable to a change in the geographic earnings mix and to higher manufacturing incentives.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders

For the foregoing reasons, net earnings attributable to shareholders for the three months ended June 30, 2012 increased 26% to $165.8 million compared with the three months ended June 30, 2011.

Six Months Results of Operations

Below is a summary of comparative results of operations for the six months ended June 30, 2012 and 2011:

				% of Net Sales
(In millions, except per share data)	2012	2011	% Change	2012	2011
Net Sales	$1,998.9	$1,831.8	9%	—	—
Earnings before Interest and Income Taxes (EBIT)	497.1	426.3	17%	25%	23%
Interest Expense—net	32.1	25.3	27%	2%	1%
Earnings before Income Taxes	465.0	401.0	16%	23%	22%
Provision for Income Taxes	124.1	117.2	6%	6%	6%
Effective Tax Rate (ETR)	26.7%	29.2%
Net Earnings	340.9	283.8	20%	17%	15%
Less: Net Earnings Attributable to Noncontrolling Interests	10.9	5.6	95%	0%	0%
Net Earnings Attributable to Shareholders	$330.0	$278.2	19%	17%	15%
Weighted-Average Common Shares— Diluted	204.7	205.2
Earnings per Common Share—Diluted	$1.61	$1.35	19%

The results for the six months ended June 30, 2012 and 2011 included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Six Months Ended June 30,
(In millions)	2012	2011
IT/other separation costs	$7.1	$40.1
Severance and other costs	1.5	—
Legal, settlements and related costs	2.9	1.2
Specified Items before income taxes	$11.5	$41.3
Income tax impact on items above	(2.9)	(14.0)
Specified Items after taxes	$8.6	$27.3

IT/other separation costs decreased primarily due to the prior year global implementation of a new ERP system.

Net Sales

Our net sales by reportable segments are shown in the table below:

	Six Months Ended June 30,			% Change Due to
						Foreign
(Dollars in millions)	2012	2011	% Change	Volume	Price	Exchange
Asia/Latin America	$1,396.5	$1,188.5	18%	11%	7%	0%
North America/Europe	602.4	643.3	(6)%	(9)%	4%	(1)%
Net Sales	$1,998.9	$1,831.8	9%	4%	6%	(1)%

The increase in sales in Asia/Latin America was primarily driven by increased prices, market growth, and market share gains. Growth was broad-based across both Asia and Latin America with most markets reporting double-digit increases. China/Hong Kong continued to be a strong contributor; nevertheless, growth in China/Hong Kong is expected to moderate for the balance of the year in light of recent data suggesting a slowdown in industry growth and a decline in market share. Sales also included the first full-quarter benefit from the Argentine acquisition which closed in March 2012. Asia/Latin America accounted for 70% of sales, up from 65% in the first six months of 2011.

The decrease in sales in North America/Europe reflected lower U.S. market share as well as lower category consumption and births. Market share was lower in comparison to the prior year period when we benefited from a competitor’s recall and due to the current year effect from December 2011 unfounded media reports alleging production contamination in the United States. Investigating governmental agencies found no contamination in sealed containers of our product, but the resulting uncertainty caused some mothers to switch from our brand.

Our net sales by product category are shown in the table below:

	Six Months Ended June 30,
(Dollars in millions)	2012	2011	% Change
Infant Formula	$1,155.7	$1,100.1	5%
Children’s Nutrition	779.7	684.4	14%
Other	63.5	47.3	34%
Net Sales	$1,998.9	$1,831.8	9%

Infant formula accounts for about 90% of our sales in North America/Europe and under half of our sales in Asia/Latin America. Infant formula sales grew at a lower rate due to market conditions within the United States.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Six Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2012	2011	2012	2011
Gross Sales	$2,560.9	$2,343.1	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	365.7	336.9	14%	14%
Sales Discounts	92.6	69.2	4%	3%
Returns	39.2	44.1	1%	2%
Cash Discounts	22.3	23.1	1%	1%
Prime Vendor Charge-Backs	16.1	15.3	1%	1%
Coupons and Other Adjustments	26.1	22.7	1%	1%
Total Gross-to-Net Sales Adjustments	562.0	511.3	22%	22%
Total Net Sales	$1,998.9	$1,831.8	78%	78%

Total gross-to-net sales adjustments were consistent as a percentage of gross sales with the prior year. The total dollar amount of WIC rebates increased due to retail list price increases and changes in certain WIC contracts during 2012 and the second half of 2011.

Gross Profit

	Six Months Ended June 30,
(Dollars in millions)	2012	2011	% Change
Net Sales	$1,998.9	$1,831.8	9%
Cost of Products Sold	745.8	649.1	15%
Gross Profit	$1,253.1	$1,182.7	6%
Gross Margin	62.7%	64.6%

The decrease in gross margin was due to higher commodity costs, primarily dairy inputs and unfavorable manufacturing variances attributed largely to lower production volumes in the United States, partially offset by increased prices and productivity gains.

Expenses

	Six Months Ended June 30,			% of Net Sales
(Dollars in millions)	2012	2011	% Change	2012	2011
Selling, General and Administrative	$431.5	$460.0	(6)%	22%	25%
Advertising and Promotion	274.5	243.2	13%	14%	13%
Research and Development	46.1	41.5	11%	2%	2%
Other Expenses/(Income)—net	3.9	11.7	(67)%	0%	1%

Selling, General and Administrative Expenses (SG&A)

SG&A decreased due to the reduction in IT/other separation costs, lower performance-based compensation and the elimination of the Shared Service Overlap, partially offset by an increase in sales force and distribution expenses supporting sales growth.

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

Other Expense/(Income)—net (OIE)

For the six months ended June 30, 2012 and 2011, OIE included net balance sheet re-measurement (gains)/losses of ($8.8) million and $6.9 million, respectively, which primarily reflected (gains)/losses on U.S. dollar denominated balances held by our foreign manufacturing subsidiaries and pension settlement expense of $9.0 million and $0.1 million in 2012 and 2011, respectively. Higher lump sum payments to retirees in the U.S. pension plan triggered the earlier recognition of pension settlement expense in the second quarter of 2012.  In 2011, the recognition of pension settlement expense was triggered in the fourth quarter.

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

	Six Months Ended June 30,
(Dollars in millions)	2012	2011	% Change
Asia/Latin America	$516.5	$426.6	21%
North America/Europe	108.3	179.3	(40)%
Corporate and Other	(127.7)	(179.6)	29%
EBIT	$497.1	$426.3	17%

The Asia/Latin America increase in EBIT was primarily related to sales growth, partially offset by higher demand generating expenses.

The North America/Europe decline in EBIT was primarily attributable to a decline in gross profit due to lower sales and gross margin declined due to higher commodity costs, primarily dairy inputs, and unfavorable manufacturing variances attributed largely to lower production volumes in the United States.

The decrease in Corporate and Other expenses was due to lower IT/other separation costs, net balance sheet re-measurement gains and the elimination of 2011 duplicate costs from the Shared Service Overlap partially offset by earlier recognition of pension settlement expense versus the prior year.

Interest Expense—net

The increase in interest expense reflected interest on the note payable related to our first quarter 2012 acquisition in Argentina. The increase in interest expense also reflected the weighted-average interest rate on our long-term debt of 4.1% and 3.8% for the six months ended June 30, 2012 and 2011, respectively. The increase in rate was due to the termination of our fixed-to-floating rate swaps in July 2011.

Income Taxes

The ETR for the six months ended June 30, 2012 and 2011 was 26.7% and 29.2%, respectively. The decrease in the ETR was primarily attributable to a change in the geographic earnings mix and to higher manufacturing incentives.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders

For the foregoing reasons, net earnings attributable to shareholders for the six months ended June 30, 2012 increased 19% to $330.0 million compared with the six months ended June 30, 2011.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings under our $500.0 million revolving credit facility. Cash flows from operating activities represent the inflow of cash from our customers net of the outflow of cash for raw material purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent acquisitions and capital expenditures for equipment, buildings and computer software. Cash flows used in financing activities primarily represent proceeds and repayments of short-term borrowings, dividend payments and share repurchases.

Cash and cash equivalents totaled $787.3 million at June 30, 2012 of which $703.7 million was held outside of the United States. Approximately $326.9 million of cash and cash equivalents were held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to reinvest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, the Company would be required to provide U.S. taxes on these amounts.

Our board of directors previously authorized the repurchase of up to $300 million of the Company’s stock. The repurchase program is primarily intended to offset the dilutive effect on earnings from stock-based compensation. During the three months ended June 30, 2012, we purchased 0.3 million shares under the program for $26.8 million. As of June 30, 2012, we have $174.4 million available under the authorization.

Cash Flows

We believe that cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Six Months Ended June 30,
(Dollars in millions)	2012	2011
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$340.9	$283.8
Depreciation and Amortization	37.6	37.6
Other	29.9	21.5
Changes in Assets and Liabilities	(137.6)	(48.8)
Pension and Other Post Retirement Benefits Contributions	(3.6)	(2.4)
Total Operating Activities	267.2	291.7
Investing Activities	(155.3)	(48.9)
Financing Activities	(156.5)	(156.1)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(8.4)	21.4
Net Increase/(Decrease) in Cash and Cash Equivalents	$(53.0)	$108.1

For the six months ended June 30, 2012, cash flow from operating activities was $267.2 million driven by net earnings, partially offset by declines in accrued expenses, deferred income and accounts payable. The decline in accrued expenses was primarily attributable to annual compensation payments. For the six months ended June 30, 2011, cash flows from operating activities was $291.7 million and primarily reflected earnings partially offset by decreases in prepaid and accrued expenses.

Cash flow used in investing activities increased by $106.4 million.  This increase primarily reflected the acquisition of 80% of the outstanding capital stock of the company in Argentina. For more information regarding this acquisition, see Item 1, “Financial Statements”.

Cash flow used in financing activities was $156.5 million for the six months ended June 30, 2012, and included $114.3 million of dividend payments and $58.8 million of treasury stock purchases, partially offset by an $18.8 million inflow related to stock-based compensation. Cash flow used in financing activities was $156.1 million for the six months ended June 30, 2011, and included $99.3 million of dividend payments and $55.4 million of treasury stock purchases.

Capital Expenditures

Capital expenditures of $35.6 million and the corresponding cash outflow of $50.0 million for the six months ended June 30, 2012 included investment in our Asia spray dryer project.  Capital expenditures of $49.7 million and the corresponding cash outflow of $49.5 million for the six months ended June 30, 2011 included investment in our global IT platform. We expect capital expenditures in 2012 to be approximately $200 million, including our investment in our Asia spray dryer project, with continued emphasis on investment in growth and innovation.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending June 30, 2012:

(Dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
April 1, 2012 through April 30, 2012	80,000	$83.03	80,000	$194.5
May 1, 2012 through May 31, 2012	105,000	83.06	105,000	185.8
June 1, 2012 through June 30, 2012	145,000	78.80	145,000	174.4
	330,000	$81.18	330,000	$174.4

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

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in this exhibit shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY

Date: July 26, 2012	By:	/s/ Kathy A. MacDonald
Kathy A. MacDonald
Vice President, Investor Relations and Acting Controller
(Authorized Officer and Chief Accounting Officer)