Form 10-Q
period 2012-09-30
Mead Johnson Nutrition Co
filed 2012-10-25
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 22, 2012, there were 203,023,176 shares of common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET SALES	$921.3	$933.9	$2,920.2	$2,765.7
Cost of Products Sold	357.5	358.3	1,103.3	1,007.4
GROSS PROFIT	563.8	575.6	1,816.9	1,758.3
Expenses:
Selling, General and Administrative	210.7	229.5	642.2	689.5
Advertising and Promotion	138.8	129.8	413.3	373.0
Research and Development	21.5	22.9	67.6	64.4
Other Expenses/(Income) – net	9.6	(8.3)	13.5	3.4
EARNINGS BEFORE INTEREST AND INCOME TAXES	183.2	201.7	680.3	628.0

Interest Expense – net	16.9	13.1	49.0	38.4
EARNINGS BEFORE INCOME TAXES	166.3	188.6	631.3	589.6

Provision for Income Taxes	27.1	42.7	151.2	159.9
NET EARNINGS	139.2	145.9	480.1	429.7
Less Net Earnings/(Loss) Attributable to Noncontrolling Interests	(1.1)	1.2	9.8	6.8
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$140.3	$144.7	$470.3	$422.9
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$0.69	$0.71	$2.30	$2.06
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$0.69	$0.70	$2.29	$2.06

Dividends Declared per Share	$0.30	$0.26	$0.90	$0.78

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET EARNINGS	$139.2	$145.9	$480.1	$429.7

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	25.6	(50.6)	(4.2)	(13.8)
Tax Benefit/(Expense)	(17.5)	9.3	(12.2)	4.0
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	(5.4)	11.7	(9.5)	5.9
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	(0.4)	2.0	(0.9)	5.4
Tax Benefit/(Expense)	1.7	(4.0)	3.1	(3.3)
Pension and Other Post-Retirement Benefits
Deferred Gains on Pension and Other Post-Retirement Benefits	—	0.2	—	0.2
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	5.9	1.1	18.4	3.6
Tax Expense	(2.2)	(0.6)	(5.4)	(3.3)
OTHER COMPREHENSIVE INCOME/(LOSS)	7.7	(30.9)	(10.7)	(1.3)

COMPREHENSIVE INCOME	146.9	115.0	469.4	428.4

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	(1.1)	1.2	9.8	7.0

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$148.0	$113.8	$459.6	$421.4

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$958.4	$840.3
Receivables – net of allowances of $6.7 and $6.3, respectively	380.2	352.6
Inventories	472.9	534.9
Deferred Income Taxes – net of valuation allowance	116.9	118.5
Income Taxes Receivable	8.4	3.3
Prepaid Expenses and Other Assets	49.5	40.1
Total Current Assets	1,986.3	1,889.7
Property, Plant, and Equipment – net	608.6	576.1
Goodwill	277.6	117.5
Other Intangible Assets – net	136.3	91.6
Deferred Income Taxes – net of valuation allowance	21.0	16.5
Other Assets	115.6	75.4
TOTAL	$3,145.4	$2,766.8
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Short-term Borrowings	$155.2	$—
Accounts Payable	437.0	488.1
Dividends Payable	61.5	53.3
Note Payable	53.9	—
Accrued Expenses	224.5	229.0
Accrued Rebates and Returns	319.8	300.1
Deferred Income – current	9.5	47.0
Income Taxes – payable and deferred	32.5	82.6
Total Current Liabilities	1,293.9	1,200.1
Long-Term Debt	1,525.4	1,531.9
Deferred Income Taxes – noncurrent	29.8	5.2
Pension, Post-Retirement and Post Employment Liabilities	138.0	157.2
Other Liabilities	81.6	40.4
Total Liabilities	3,068.7	2,934.8
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	34.2	—

EQUITY/(DEFICIT)
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 206.0 and 205.1 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(687.2)	(728.4)
Retained Earnings	1,053.4	770.0
Treasury Stock – at cost	(198.0)	(89.7)
Accumulated Other Comprehensive Loss	(143.8)	(133.1)
Total Shareholders’ Equity/(Deficit)	26.5	(179.1)
Noncontrolling Interests	16.0	11.1
Total Equity/(Deficit)	42.5	(168.0)
TOTAL	$3,145.4	$2,766.8

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity/ (Deficit)	Redeemable Non- controlling Interest
Balance as of January 1, 2011	$2.0	$(775.6)	$474.0	$(3.2)	$(64.6)	$9.1	$(358.3)	$—
Stock-based Compensation Awards		34.8		—			34.8
Treasury Stock Acquired				(81.6)			(81.6)
Distributions to Noncontrolling Interests						(8.6)	(8.6)
Cash Dividends Declared			(159.5)				(159.5)
Net Earnings			422.9			6.8	429.7
Other Comprehensive Income					(1.5)	0.2	(1.3)
Balance as of September 30, 2011	$2.0	$(740.8)	$737.4	$(84.8)	$(66.1)	$7.5	$(144.8)	$—

Balance as of January 1, 2012	$2.1	$(728.4)	$770.0	$(89.7)	$(133.1)	$11.1	$(168.0)	$—
Stock-based Compensation Awards		41.2		(15.0)			26.2
Treasury Stock Acquired				(93.3)			(93.3)
Acquisition							—	30.2
Distributions to Noncontrolling Interests						(4.0)	(4.0)
Cash Dividends Declared			(183.8)				(183.8)
Net Earnings			470.3			8.9	479.2	0.9
Redeemable Noncontrolling Interest Accretion			(3.1)				(3.1)	3.1
Other Comprehensive Income					(10.7)	—	(10.7)
Balance as of September 30, 2012	$2.1	$(687.2)	$1,053.4	$(198.0)	$(143.8)	$16.0	$42.5	$34.2

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$480.1	$429.7
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	56.7	57.1
Other	23.5	33.7
Changes in Assets and Liabilities	(95.3)	(56.0)
Pension and Other Post Retirement Benefits Contributions	(24.9)	(4.6)
Net Cash Provided by Operating Activities	440.1	459.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(85.7)	(77.4)
Proceeds from Sale of Property, Plant and Equipment	1.2	1.1
Proceeds from Sale of Intangible Assets	5.5	—
Investment in Other Companies	(3.3)	—
Acquisition	(106.1)	—
Net Cash Used in Investing Activities	(188.4)	(76.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	385.2	67.4
Repayments of Short-term Borrowings	(230.0)	(68.6)
Repayments of Notes Payable	(26.8)	—
Payments of Dividends	(175.6)	(152.6)
Stock-based-compensation-related Proceeds and Excess Tax Benefits	21.0	3.1
Purchases of Treasury Stock	(108.3)	(82.8)
Proceeds from Termination of Interest Rate Swaps	—	23.5
Distributions to Noncontrolling Interests	(2.2)	(8.6)
Net Cash Used in Financing Activities	(136.7)	(218.6)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	3.1	0.7
NET INCREASE IN CASH AND CASH EQUIVALENTS	118.1	165.7
CASH AND CASH EQUIVALENTS:
Beginning of Period	840.3	595.6
End of Period	$958.4	$761.3

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                                      ORGANIZATION

Mead Johnson Nutrition Company (MJN or the Company) manufactures, distributes and sells infant formulas, children’s nutrition and other nutritional products. MJN has a broad product portfolio, which extends across routine and specialty infant formulas, children’s milks and milk modifiers, pediatric vitamins, dietary supplements for pregnant and breastfeeding mothers, and products for pediatric metabolic disorders. These products are generally sold to wholesalers and retailers and are promoted to healthcare professionals, and, where permitted by regulation and policy, directly to consumers.

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2012 and December 31, 2011, results of operations for the three months and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full-year operating results or future performance.

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

Recently Issued Accounting Standards—In July 2012, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2012	2011	2012	2011
Basic earnings per share:
Weighted-average shares outstanding	203.7	204.0	203.9	204.4
Net earnings attributable to shareholders	$140.3	$144.7	$470.3	$422.9
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.4)	(1.1)	(1.2)
Net earnings attributable to shareholders used for basic earnings per share calculation	$140.0	$144.3	$469.2	$421.7
Net earnings attributable to shareholders per share	$0.69	$0.71	$2.30	$2.06
Diluted earnings per share:
Weighted-average shares outstanding	203.7	204.0	203.9	204.4
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.6	0.7	0.6	0.6
Weighted-average shares — diluted	204.3	204.7	204.5	205.0
Net earnings attributable to shareholders	$140.3	$144.7	$470.3	$422.9
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.4)	(1.1)	(1.2)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$140.0	$144.3	$469.2	$421.7
Net earnings attributable to shareholders per share	$0.69	$0.70	$2.29	$2.06

Potential shares outstanding from all stock-based awards were 2.8 million and 3.2 million as of September 30, 2012 and 2011, respectively, of which 2.2 million and 2.5 million were not included in the diluted earnings per share calculation for the three months ended September 30, 2012 and 2011, respectively, and 2.2 million and 2.6 million were not included in the diluted earnings per share calculation for the nine months ended September 30, 2012 and 2011, respectively.

4.                                      INCOME TAXES

For the three months and nine months ended September 30, 2012, the effective tax rate (ETR) was 16.3% and 24.0%, respectively, compared with 22.6% and 27.1% for the same periods in 2011. The lower ETR was primarily attributable to changes in management’s assertion that certain current and prior years’ foreign earnings and profits are permanently invested abroad, favorable return-to-provision adjustments arising from the filing of the Company’s 2011 U.S. federal income tax return, and a change in the geographic earnings mix.

The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of September 30, 2012 and December 31, 2011 was $63.3 million and $37.9 million, respectively. The increase in the gross reserve for uncertain tax positions is primarily due to a reassessment of the Company’s global tax positions, recorded in Other Liabilities, and is equally offset by an increase in other tax receivables, recorded in Other Assets.

Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (BMS), the Company’s former parent, maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has recorded a receivable from BMS for uncertain tax positions, including penalties and interest, of $8.2 million as of September 30, 2012. The Company believes that it has adequately provided for all uncertain tax positions. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.

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

The following table summarizes net sales and earnings before interest and income taxes for each of our reportable segments:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011
Asia/Latin America	$639.9	$636.1	$190.7	$198.4	$2,036.4	$1,824.6	$707.2	$625.0
North America/Europe	281.4	297.8	55.6	71.9	883.8	941.1	163.9	251.2
Total operating segments	921.3	933.9	246.3	270.3	2,920.2	2,765.7	871.1	876.2
Corporate and Other	—	—	(63.1)	(68.6)	—	—	(190.8)	(248.2)
Total	$921.3	$933.9	$183.2	$201.7	$2,920.2	$2,765.7	$680.3	$628.0

6.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Stock options	$1.8	$1.6	$5.5	$4.4
Performance share awards	2.0	6.0	11.8	18.2
Restricted stock units	2.1	2.8	6.5	8.3
Total pre-tax stock-based compensation expense	$5.9	$10.4	$23.8	$30.9
Net tax benefit related to stock-based compensation expense	$(2.5)	$(3.6)	$(9.1)	$(10.7)

During the nine months ended September 30, 2012, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.5	$17.55
Performance share awards	0.4	$67.19
Restricted stock units	0.1	$76.99

As of September 30, 2012, the Company had the following awards outstanding and related expense yet to be recognized:

(Dollars and shares in millions)	Outstanding	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	1.9	$9.5	1.9
Performance share awards	0.5	$10.6	1.3
Restricted stock units	0.5	$17.6	2.5

7.                                      PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post-retirement benefit plans includes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost – benefits earned during the period	$1.0	$0.8	$0.2	$0.2	$2.9	$2.5	$0.7	$0.6
Interest cost on projected benefit obligations	3.8	4.2	0.4	0.3	11.7	12.7	1.0	1.0
Expected return on plan assets	(4.2)	(4.2)	—	—	(12.1)	(13.3)	—	—
Amortization of net actuarial loss	1.4	0.7	0.4	0.4	4.0	2.3	1.4	1.3
Amortization of prior service benefit	—	—	—	—	—	—	(0.1)	(0.1)
Net periodic benefit cost	$2.0	$1.5	$1.0	$0.9	$6.5	$4.2	$3.0	$2.8
Settlements	4.1	—	—	—	13.1	0.1	—	—
Total net periodic benefit cost	$6.1	$1.5	$1.0	$0.9	$19.6	$4.3	$3.0	$2.8

Settlements reflect the recognition of losses that were previously deferred within accumulated other comprehensive income (loss) attributable to plan participants who have received lump sum distributions during the plan year. Recognition of settlements is triggered when the amount paid for lump sum distributions from a plan exceeds the sum of service and interest cost for the plan year. For the U.S. pension plan, losses reclassified to settlements were $13.1 million and zero for the nine months ended September 30, 2012 and 2011, respectively. Settlements are recognized as Other Expenses in the consolidated statements of earnings.

For the nine months ended September 30, 2012, the Company contributed $24.9 million to its pension plans. The majority of the contribution was to the U.S. pension plan.

8.                                      ACQUISITION

On March 15, 2012, the Company acquired 80% of the outstanding capital stock of Nutricion para el Conosur S.A. which manufactures, distributes and sells infant formula and children’s nutrition products in Argentina under the SanCor Bebé and Bebé Plus brands. The acquisition combined the product portfolio, research and development, and marketing expertise of the Company with the manufacturing, distribution and local market knowledge of the noncontrolling interest owner. The primary reason for this acquisition was to build the Company’s global business by broadening and strengthening the Company’s country portfolio in the high growth Latin America region. The purchase price was 850.7 million Argentine pesos (ARS), which equated to $195.8 million as of March 15, 2012, and consisted of cash (ARS473.1 million) and a note payable (ARS377.6 million). See Note 14 for a discussion of the note payable. The acquisition was accounted for as a business combination and the operating results of the acquired business were included in the consolidated financial statements from the acquisition date.

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

10.                               INVENTORIES

The major categories of inventories were as follows:

(In millions)	September 30, 2012	December 31, 2011
Finished goods	$267.3	$238.3
Work in process	85.9	99.0
Raw and packaging materials	119.7	197.6
Inventories	$472.9	$534.9

11.                               PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

(In millions)	September 30, 2012	December 31, 2011
Land	$5.9	$5.8
Buildings	497.5	481.7
Machinery, equipment, and fixtures	595.7	565.0
Construction in progress	69.4	53.8
Accumulated depreciation	(559.9)	(530.2)
Property, plant, and equipment—net	$608.6	$576.1

12.                               GOODWILL

For the nine months ended September 30, 2012, the change in the carrying amount of goodwill by reportable segment was as follows:

(In millions)	Asia/ Latin America	North America/ Europe	Total
Balance as of January 1, 2012	$115.8	$1.7	$117.5
Acquisition	155.5	17.3	172.8
Translation adjustments	(11.4)	(1.3)	(12.7)
Balance as of September 30, 2012	$259.9	$17.7	$277.6

A portion of the goodwill from the acquisition of Nutricion para el Conosur S.A. was attributed to the North America/Europe segment in consideration of expected benefits to be derived from the acquisition.

13.                               OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2012 and December 31, 2011 were as follows:

	As of September 30, 2012			As of December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets
Trademark	$47.3	$—	$47.3	$—	$—	$—
Non-compete agreement	9.4	—	9.4	—	—	—
Total	56.7	—	56.7	—	—	—
Amortizable intangible assets
Computer software	130.5	(54.9)	75.6	160.0	(68.4)	91.6
Distributor-customer relationship	4.5	(0.5)	4.0	—	—	—
Total	135.0	(55.4)	79.6	160.0	(68.4)	91.6
Total other intangible assets	$191.7	$(55.4)	$136.3	$160.0	$(68.4)	$91.6

14.                               DEBT

Short-Term Borrowings and Five-Year Revolving Credit Facility Agreement

The Company’s short-term borrowings were exclusively from the five-year revolving credit facility agreement (Credit Facility) and were $155.2 million as of September 30, 2012. As of December 31, 2011, the Company had no short-term borrowings. For the nine months ended September 30, 2012, borrowings from the Credit Facility had a weighted-average interest rate of 1.62%. As of September 30, 2012, borrowings from the Credit Facility had a weighted-average interest rate of 1.53%.

Borrowings from the Credit Facility are used for working capital and other general corporate purposes. The Credit Facility is unsecured and repayable on maturity in June 2016, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $500.0 million, which may be increased from time to time up to $750.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The Credit Facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (EBITDA) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these covenants as of September 30, 2012.

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

Note Payable

On March 15, 2012, the Company acquired 80% of the outstanding capital stock of Nutricion para el Conosur S.A. See Note 8 for discussion of the acquisition. Of the ARS850.7 million purchase price, ARS377.6 million was financed through a note payable. As of September 30, 2012, the remaining balance of the note payable was ARS252.6 million ($53.9 million). Remaining payments will be made in two installments due by March 15, 2013, and a final payment of ARS85.1 million payable upon the later of March 15, 2013 or receipt of Argentine regulatory approval. The interest rate for the note payable is 14%.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	September 30, 2012	December 31, 2011
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0
Subtotal	1,500.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for terminated interest rate swaps	28.3	35.3
Unamortized bond discount	(2.9)	(3.4)
Long-term debt	$1,525.4	$1,531.9

Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $1,693.0 million (Level 2) as of September 30, 2012.

The components of interest expense-net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Interest expense	$18.3	$15.6	$53.3	$44.5
Interest income	(1.4)	(2.5)	(4.3)	(6.1)
Interest expense-net	$16.9	$13.1	$49.0	$38.4

15.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Derivatives

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These financial instruments are in Level 2 of the fair value hierarchy for both periods presented. For the nine months ended September 30, 2012 and 2011, there were no transfers between levels in the fair value hierarchy. Derivative financial instruments are not used for speculative purposes.

The following table summarizes the Company’s fair value of outstanding derivatives designated as hedging instruments:

(In millions)	Balance Sheet Location	September 30, 2012	December 31, 2011
Cash flow hedges:
Foreign exchange contracts	Other assets	$0.3	$5.2
Foreign exchange contracts	Accrued expenses	(4.0)	(0.1)
Net asset/(liability) of derivatives designated as hedging instruments		$(3.7)	$5.1

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company uses a variety of major banks worldwide whose long-term debt is rated A or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at September 30, 2012 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

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

The Company assesses hedge effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. For the three months and nine months ended September 30, 2012 and 2011, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable to occur on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. During three months and nine months ended September 30, 2012 and 2011, the Company did not discontinue any cash flow hedges.

The effective portion of changes in the fair value of foreign exchange contracts is recognized in earnings when the hedged item affects earnings, in cost of products sold, or deemed ineffective, in other expenses/(income)—net. The majority of the Company’s foreign exchange contracts qualify as hedges of probable forecasted cash flows.

As of September 30, 2012, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $173.8 million, with a fair value of $3.7 million in net liabilities. As of December 31, 2011, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $134.3 million, with a fair value of $5.1 million in net assets. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2012	2011
Balance—January 1	$4.3	$(1.8)
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(9.5)	5.9
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(0.9)	5.4
Change in deferred taxes	3.1	(3.3)
Balance—September 30	$(3.0)	$6.2

At September 30, 2012, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) was $(3.0) million, all of which is expected to be reclassified into earnings within the next 12 months.

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

In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. There were no interest rate swaps outstanding at September 30, 2012. There were no ineffective fair value hedges for the three months and nine months ended September 30, 2012 and 2011.

The earnings impact from interest rate swaps was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Recognized in interest expense	$—	$(0.4)	$—	$(6.3)
Amortization of basis adjustment for terminated interest rate swaps recognized in interest expense	(2.3)	(2.1)	(7.0)	(3.1)
Total increase (decrease) in interest expense	$(2.3)	$(2.5)	$(7.0)	$(9.4)

See Note 14 for discussion on the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds which totaled $648.7 million and $449.2 million as of September 30, 2012 and December 31, 2011, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet.

16.                               STOCK

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2012	205.1	1.4	$89.7
Stock-based compensation	0.9	0.2	15.0
Treasury stock purchases	—	1.2	93.3
Balance as of September 30, 2012	206.0	2.8	$198.0

Balance as of January 1, 2011	204.8	0.1	$3.2
Stock-based compensation	0.1	—	—
Treasury stock purchases	—	1.2	81.6
Balance as of September 30, 2011	204.9	1.3	$84.8

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

On March 16, 2010, MJN’s board of directors authorized the repurchase of up to $300.0 million of the Company’s stock. From the date of such authorization through September 30, 2012, 2.5 million shares were repurchased at an average cost per share of $70.31. As of September 30, 2012, the Company has $125.1 million available under the authorization.

17.                               CONTINGENCIES

In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters.

The Company is not aware of any environmental, health or safety-related litigation or significant environmental, health and safety-related financial obligations or liabilities arising from current or former operations or properties that are likely to have a material impact on the Company’s business, financial position, results of operations or cash flows. Liabilities or obligations, which could require the Company to make significant expenditures, could arise in the future, however, as the result of, among other things, changes in, or new interpretations of, existing laws, regulations or enforcement policies, claims relating to on- or off-site contamination, or the imposition of unanticipated investigation or cleanup obligations.

The Company records accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although MJN cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of September 30, 2012, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cashflows for the periods in which a loss is recognized.

18.                               OTHER EXPENSES/(INCOME) - NET

The components of Other Expenses/(Income) - net were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Foreign exchange (gains)/losses - net	$6.7	$(13.6)	$(2.1)	$(6.7)
Pension settlements	4.1	—	13.1	0.1
Gain on sale of certain non-core intangible assets	(5.5)	—	(5.5)	—
Other - net	4.3	5.3	8.0	10.0
Other expense/(income) - net	$9.6	$(8.3)	$13.5	$3.4

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

Executive Summary

For the nine months ended September 30, 2012, constant dollar sales grew 7% compared to the first nine months of 2011, led by broad-based growth in the Asia/Latin America segment, with a majority of the segment’s markets reporting double-digit increases. Despite the sales increase compared to the prior year period, our constant dollar sales growth has slowed relative to the 10% growth rate for the first half of 2012. The decline was primarily due to a market share loss in China in the second quarter. Although we started to experience some market share recovery in China during the third quarter, we expect lower growth to continue during the fourth quarter of 2012 due in large part to further reductions in distributor inventories. A sales decline in the North America/Europe segment primarily reflected lower U.S. market share as well as lower category consumption and births, partially offset by higher prices. U.S. market share was lower in comparison to the prior year period due to the current year effect from unfounded media reports in December 2011 alleging product contamination in the United States. Investigating governmental agencies found no contamination in sealed containers of our product, but the resulting uncertainty caused some consumers to switch away from our brand. Earnings per share grew by 11% in the first nine months of 2012, and was primarily attributable to sales growth, lower IT/other separation costs and a lower effective tax rate.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended September 30, 2012 and 2011:

				% of Net Sales
(In millions, except per share data)	2012	2011	% Change	2012	2011
Net Sales	$921.3	$933.9	(1)%
Earnings before Interest and Income Taxes	183.2	201.7	(9)%	20%	22%
Interest Expense—net	16.9	13.1	29%	2%	2%
Earnings before Income Taxes	166.3	188.6	(12)%	18%	20%
Provision for Income Taxes	27.1	42.7	(37)%	3%	5%
Effective Tax Rate	16.3%	22.6%
Net Earnings	139.2	145.9	(5)%	15%	15%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	(1.1)	1.2	(192)%	—%	—%
Net Earnings Attributable to Shareholders	$140.3	$144.7	(3)%	15%	15%
Weighted-Average Common Shares— Diluted	204.3	204.7
Earnings per Common Share—Diluted	$0.69	$0.70	(1)%

The results for the three months ended September 30, 2012 and 2011 included several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of on-going results (Specified Items) and are listed in the table below.

	Three Months Ended September 30,
(In millions)	2012	2011
IT/other separation costs	$4.9	$21.1
Gain on sale of certain non-core intangible assets	(5.5)	—
Severance and other costs	8.1	0.2
Legal, settlements and related costs	0.2	3.2
Specified Items before income taxes	$7.7	$24.5
Income tax impact on items above	(3.2)	(8.2)
Specified Items after taxes	$4.5	$16.3

Net Sales
Our net sales by reportable segments are shown in the table below:

	Three Months Ended September 30,			% Change Due to
(Dollars in millions)	2012	2011	% Change	Volume	Price	Foreign Exchange
Asia/Latin America	$639.9	$636.1	1%	(5)%	8%	(2)%
North America/Europe	281.4	297.8	(6)%	(7)%	3%	(2)%
Net Sales	$921.3	$933.9	(1)%	(5)%	6%	(2)%

Net sales for Asia/Latin America increased slightly compared to the prior year. Excluding the favorable impact of the Argentine acquisition and foreign exchange changes between the periods, net sales were flat. Contributing to the flat sales results was a sales decline for China, relating primarily to planned distributor inventory reductions and market share losses, as well as a difficult comparison to the prior year period when the market experienced higher purchases by customers during the third quarter of 2011in advance of our SAP launch. China’s declines were partially offset by the impact of higher prices. Growth in the rest of Asia/Latin America, resulting from volume gains and price increases, offset the China decline for the segment. Although we started to experience some market share recovery in China during the third quarter, we expect lower growth to continue for the segment during the fourth quarter of 2012 due in large part to further reductions in distributor inventories. Net Sales for Asia/Latin America accounted for 69% of MJN’s net sales.

The decrease in sales in North America/Europe reflected lower U.S. category consumption and births as well as lower market share, partially offset by higher prices. U.S. market share was lower in comparison to the prior year period due to the current year effect from unfounded media reports in December 2011 alleging product contamination in the United States. Investigating governmental agencies found no contamination in sealed containers of our product, but the resulting uncertainty caused some consumers to switch away from our brand. Europe declined as a result of the impact of higher sales in the prior year transition to a new distributor model and the weak economic conditions in the current year.

Our net sales by product category are shown in the table below:

	Three Months Ended September 30,
(Dollars in millions)	2012	2011	% Change
Infant Formula	$536.4	$540.9	(1)%
Children’s Nutrition	354.3	370.5	(4)%
Other	30.6	22.5	36%
Net Sales	$921.3	$933.9	(1)%

Infant formula accounts for approximately 90% of our sales in North America/Europe and under half of our sales in Asia/Latin America. Infant formula sales declined in line with current business performance. Children’s nutrition sales primarily declined as a result of lower sales performance in China.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Three Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2012	2011	2012	2011
Gross Sales	$1,204.8	$1,195.8	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	181.2	177.7	15%	15%
Sales Discounts	46.3	39.3	4%	3%
Returns	22.8	15.5	2%	1%
Cash Discounts	11.1	11.0	1%	1%
Prime Vendor Charge-Backs	8.0	7.8	1%	1%
Coupons and Other Adjustments	14.1	10.6	1%	1%
Total Gross-to-Net Sales Adjustments	283.5	261.9	24%	22%
Total Net Sales	$921.3	$933.9	76%	78%

The total dollar amount of U.S. WIC rebates increased due to retail list price increases and changes in certain WIC contracts during 2012 and the second half of 2011.

Gross Profit

	Three Months Ended September 30,
(Dollars in millions)	2012	2011	% Change
Net Sales	$921.3	$933.9	(1)%
Cost of Products Sold	357.5	358.3	—%
Gross Profit	$563.8	$575.6	(2)%
Gross Margin	61.2%	61.6%

The decrease in gross margin resulted from higher commodity costs and unfavorable manufacturing variances attributed largely to lower production volumes in the North America/Europe segment, partially offset by increased prices and productivity gains.

Expenses

	Three Months Ended September 30,			% of Net Sales
(Dollars in millions)	2012	2011	% Change	2012	2011
Selling, General and Administrative	$210.7	$229.5	(8)%	23%	25%
Advertising and Promotion	138.8	129.8	7%	15%	14%
Research and Development	21.5	22.9	(6)%	2%	2%
Other Expenses/(Income)—net	9.6	(8.3)	(216)%	1%	(1)%

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased due to the reduction in IT/other separation costs, lower performance-based compensation expense and productivity initiatives.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. The increase in advertising and promotion expenses reflected demand-generation investments in support of new product launches and our strategic growth initiatives.

 Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs.

Other Expense/(Income)—net

For the three months ended September 30, 2012 and 2011, other expense/(income)—net (OIE) included net balance sheet re-measurement losses/(gains) of $6.7 million and ($13.6) million, respectively, which primarily reflects changes in U.S. dollar denominated balances held by our foreign manufacturing subsidiaries and pension settlement expense of $4.1 million in 2012 and zero in 2011, partially offset by a gain on the sale of certain non-core intangible assets. The aforementioned pension settlement expense relates to lump sum payments made to retirees in the U.S. pension plan. Pension settlement expenses were first triggered in the second quarter of 2012 and continued in the third quarter. In 2011, U.S. pension settlement expense was triggered for recognition in the fourth quarter.

Earnings before Interest and Income Taxes
Earnings before interest and income taxes (EBIT) from our two reportable segments is reduced by Corporate and Other expenses. Corporate and Other consists of: unallocated general and administrative expenses; global business support activities, including research and development, marketing and supply chain costs; and income or expenses incurred within our operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

	Three Months Ended September 30,
(Dollars in millions)	2012	2011	% Change
Asia/Latin America	$190.7	$198.4	(4)%
North America/Europe	55.6	71.9	(23)%
Corporate and Other	(63.1)	(68.6)	8%
EBIT	$183.2	$201.7	(9)%

The Asia/Latin America decrease in EBIT was primarily related to higher advertising and promotion expenses to support new product launches.

The North America/Europe decrease in EBIT was primarily attributable to a decline in sales and gross margin partially offset by lower operating expenses. Gross margin declined due to higher commodity costs and unfavorable manufacturing variances attributed largely to lower production volumes in the United States.

The decrease in Corporate and Other expenses reflected lower IT/other separation costs, lower performance-based compensation expense and the gain from the sale of certain non-core intangible assets, partially offset by the net balance sheet re-measurement losses and earlier recognition of U.S. pension settlement expense compared to the prior year.

Interest Expense—net
The increase in interest expense reflected interest on the note payable related to our 2012 acquisition in Argentina. The increase in interest expense also reflected the weighted-average interest rate after swap effects on our long-term debt of 4.2% and 4.1% for the three months ended September 30, 2012 and 2011, respectively. The increase in rate was due to the termination of our fixed-to-floating rate swaps in July 2011.

Income Taxes
The effective tax rate (ETR) for the three months ended September 30, 2012 and 2011 was 16.3% and 22.6%, respectively. The lower ETR was primarily attributable to changes in management’s assertion that certain current and prior years’ foreign earnings and profits are permanently invested abroad, favorable return-to-provision adjustments arising from the filing of our 2011 U.S. federal income tax return and changes in the geographic earnings mix.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended September 30, 2012 decreased 3% to $140.3 million compared with the three months ended September 30, 2011.

Nine Months Results of Operations

Below is a summary of comparative results of operations for the nine months ended September 30, 2012 and 2011:

				% of Net Sales
(In millions, except per share data)	2012	2011	% Change	2012	2011
Net Sales	$2,920.2	$2,765.7	6%
Earnings before Interest and Income Taxes	680.3	628.0	8%	23%	23%
Interest Expense—net	49.0	38.4	28%	2%	2%
Earnings before Income Taxes	631.3	589.6	7%	21%	21%
Provision for Income Taxes	151.2	159.9	(5)%	5%	6%
Effective Tax Rate	24.0%	27.1%
Net Earnings	480.1	429.7	12%	16%	15%
Less: Net Earnings Attributable to Noncontrolling Interests	9.8	6.8	44%	—%	—%
Net Earnings Attributable to Shareholders	$470.3	$422.9	11%	16%	15%
Weighted-Average Common Shares— Diluted	204.5	205.0
Earnings per Common Share—Diluted	$2.29	$2.06	11%

The results for the nine months ended September 30, 2012 and 2011 included several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of on-going results (Specified Items) and are listed in the table below.

	Nine Months Ended September 30,
(In millions)	2012	2011
IT/other separation costs	$12.0	$61.2
Gain on sale of certain non-core intangible assets	(5.5)	—
Severance and other costs	9.6	0.2
Legal, settlements and related costs	3.1	4.4
Specified Items before income taxes	$19.2	$65.8
Income tax impact on items above	(6.1)	(22.2)
Specified Items after taxes	$13.1	$43.6

Net Sales
Our net sales by reportable segments are shown in the table below:

	Nine Months Ended September 30,			% Change Due to
(Dollars in millions)	2012	2011	% Change	Volume	Price	Foreign Exchange
Asia/Latin America	$2,036.4	$1,824.6	12%	5%	8%	(1)%
North America/Europe	883.8	941.1	(6)%	(9)%	4%	(1)%
Net Sales	$2,920.2	$2,765.7	6%	1%	6%	(1)%

Asia/Latin America sales grew 12% on a reported basis, and 11% when excluding the favorable impact of the Argentine acquisition and foreign exchange changes between the periods. The increase was driven by positive impacts of pricing and volume gains in Asia/Latin America. More than half of the segment’s markets reported double-digit sales increases for the nine month period. Despite the sales increase compared to the prior year nine month period, the rate of growth has slowed compared to the segment’s 18% growth rate for the first half of 2012. This decline is primarily attributable to a market share loss in China in the second quarter. Although we started to experience some market share recovery in China during the third quarter, we expect lower growth to continue for the segment during the fourth quarter of 2012 due in large part to further reductions in distributor inventories. Asia/Latin America accounted for 70% of MJN’s net sales.
The decrease in sales in North America/Europe reflected lower U.S. market share as well as lower category consumption and births, partially offset by higher prices. Market share was lower in comparison to the prior year period when we benefited from a competitor’s recall and due to the current year effect from unfounded media reports in December 2011 alleging product contamination in the United States. Investigating governmental agencies found no contamination in sealed containers of our product, but the resulting uncertainty caused some consumers to switch away from our brand.

Our net sales by product category are shown in the table below:

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011	% Change
Infant Formula	$1,692.1	$1,641.0	3%
Children’s Nutrition	1,134.0	1,054.9	7%
Other	94.1	69.8	35%
Net Sales	$2,920.2	$2,765.7	6%

Infant formula accounts for approximately 90% of our sales in North America/Europe and under half of our sales in Asia/Latin America. Infant formula sales grew at a lower rate due to market conditions within the United States.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Nine Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2012	2011	2012	2011
Gross Sales	$3,765.7	$3,538.9	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	546.9	514.6	14%	15%
Sales Discounts	138.9	108.5	4%	3%
Returns	62.0	59.6	2%	2%
Cash Discounts	33.4	34.1	1%	1%
Prime Vendor Charge-Backs	24.1	23.1	—%	—%
Coupons and Other Adjustments	40.2	33.3	1%	1%
Total Gross-to-Net Sales Adjustments	845.5	773.2	22%	22%
Total Net Sales	$2,920.2	$2,765.7	78%	78%

Total gross-to-net sales adjustments were consistent as a percentage of gross sales with the prior year. The total dollar amount of WIC rebates increased due to retail list price increases and changes in certain WIC contracts during 2012 and the second half of 2011.

Gross Profit

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011	% Change
Net Sales	$2,920.2	$2,765.7	6%
Cost of Products Sold	1,103.3	1,007.4	10%
Gross Profit	$1,816.9	$1,758.3	3%
Gross Margin	62.2%	63.6%

The decrease in gross margin resulted from higher commodity costs, primarily dairy inputs and unfavorable manufacturing variances attributed largely to lower production volumes in the United States. These factors were partially offset by increased prices and productivity gains.

Expenses

	Nine Months Ended September 30,			% of Net Sales
(Dollars in millions)	2012	2011	% Change	2012	2011
Selling, General and Administrative	$642.2	$689.5	(7)%	22%	25%
Advertising and Promotion	413.3	373.0	11%	14%	13%
Research and Development	67.6	64.4	5%	2%	2%
Other Expenses/(Income)—net	13.5	3.4	297%	—%	—%

Selling, General and Administrative Expenses

SG&A decreased due to the reduction in IT/other separation costs, lower performance-based compensation expense and the elimination of the 2011 duplicate costs as we transitioned to a new shared service provider for IT, accounting and indirect procurement (Shared Service Overlap), partially offset by an increase in sales force and distribution expenses supporting sales growth.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. The increase in advertising and promotion expenses reflected demand-generation investments in support of our strategic growth initiatives.

Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs.

Other Expense/(Income)—net

For the nine months ended September 30, 2012 and 2011, OIE included U.S. pension settlement expense of $13.1 million and zero in 2012 and 2011, respectively. The pension settlement expense relates to lump sum payments made to retirees in the U.S. pension plan. Our higher payments in 2012 triggered recognition of pension settlement expense in the second and third quarters of 2012 which was earlier than in 2011. In 2011, U.S. pension settlement expense was triggered for recognition in the fourth quarter.

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

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011	% Change
Asia/Latin America	$707.2	$625.0	13%
North America/Europe	163.9	251.2	(35)%
Corporate and Other	(190.8)	(248.2)	23%
EBIT	$680.3	$628.0	8%

The Asia/Latin America increase in EBIT was primarily related to sales growth and improved gross margin partially offset by higher demand-generation investments.

The North America/Europe decline in EBIT was primarily attributable to a decline in sales and gross margin due to higher commodity costs, primarily dairy inputs, and unfavorable manufacturing variances attributed largely to lower production volumes in the United States.

The decrease in Corporate and Other expenses was due to lower IT/other separation costs, lower performance-based compensation expense and the elimination of 2011 duplicate costs from the Shared Service Overlap, partially offset by earlier recognition of higher pension settlement expense versus the prior year. The year-to-date U.S. pension settlement expense of $13.1 million already exceeds the 2011 full year expense of $9.4 million.

Interest Expense—net
The increase in interest expense reflected interest on the note payable related to our 2012 acquisition in Argentina. The increase in interest expense also reflected the weighted-average interest rate after swap effects on our long-term debt of 4.1% and 3.9% for the nine months ended September 30, 2012 and 2011, respectively. The increase in rate was due to the termination of our fixed-to-floating rate swaps in July 2011.

Income Taxes
The ETR for the nine months ended September 30, 2012 and 2011 was 24.0% and 27.1%, respectively. The lower ETR was primarily attributable to changes in management’s assertion that certain current and prior years’ foreign earnings and profits are permanently invested abroad, favorable return-to-provision adjustments arising from the filing of our 2011 U.S. federal income tax return, and changes in the geographic earnings mix.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the nine months ended September 30, 2012 increased 11% to $470.3 million compared with the nine months ended September 30, 2011.
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

Cash and cash equivalents totaled $958.4 million at September 30, 2012, of which $451.1 million was held outside of the United States. During the third quarter, we repatriated approximately $495 million of cash to the United States from multiple jurisdictions. As a result of this cash repatriation, we re-evaluated our global cash position and changed our assertion with respect to earnings and profits in certain foreign jurisdictions that we believe are permanently reinvested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently reinvested abroad. As of September 30, 2012, approximately $177.8 million of cash and cash equivalents were held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to reinvest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, the Company would be required to provide U.S. taxes on these amounts.

During the third quarter, the Company borrowed $155.2 million against its short-term revolving credit facility for general corporate purposes, including payment for acquisition debt obligations and funding of current and future capital expenditures.

Our board of directors previously authorized the repurchase of up to $300 million of the Company’s stock. The repurchase program is primarily intended to offset the dilutive effect on earnings from stock-based compensation. During the three months ended September 30, 2012, we purchased 0.7 million shares under the program for $49.3 million. As of September 30, 2012, we have $125.1 million available under the authorization.

Cash Flows

We believe that cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Nine Months Ended September 30,
(Dollars in millions)	2012	2011
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$480.1	$429.7
Depreciation and Amortization	56.7	57.1
Other	23.5	33.7
Changes in Assets and Liabilities	(95.3)	(56.0)
Pension and Other Post-Retirement Benefits Contributions	(24.9)	(4.6)
Total Operating Activities	440.1	459.9
Investing Activities	(188.4)	(76.3)
Financing Activities	(136.7)	(218.6)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	3.1	0.7
Net Increase in Cash and Cash Equivalents	$118.1	$165.7

For the nine months ended September 30, 2012, cash flow from operating activities was $440.1 million driven by net earnings, partially offset by cash paid for income taxes, a decline in deferred income, cash contributions to our frozen U.S. defined benefit pension plan and a decline in accrued expenses. For the nine months ended September 30, 2011, cash flows from operating activities was $459.9 million and primarily reflected earnings and an increase in accrued expenses, partially offset by an increase in working capital, defined as accounts receivable plus inventory less accounts payable, and an increase in prepaid expenses.

Cash flow used in investing activities increased by $112.1 million.  This increase primarily reflected the acquisition of 80% of the outstanding capital stock of a company in Argentina. For more information regarding this acquisition, see Item 1, “Financial Statements.”

Cash flow used in financing activities was $136.7 million for the nine months ended September 30, 2012, and included $175.6 million of dividend payments, $108.3 million of treasury stock purchases and $26.8 million for the first installment of the note payable related to the acquisition, partially offset by $155.2 million net borrowing from our short-term Credit Facility and a $21.0 million inflow related to stock-based compensation. Cash flow used in financing activities was $218.6 million for the nine months ended September 30, 2011, and included $152.6 million of dividend payments, $82.8 million of treasury stock purchases, partially offset by $23.5 million received from the termination of interest rate swaps.

Capital Expenditures

Capital expenditures of $72.5 million and the corresponding cash outflow of $85.7 million for the nine months ended September 30, 2012 included investment in our Asia spray dryer project.  Capital expenditures of $80.0 million and the corresponding cash outflow of $77.4 million for the nine months ended September 30, 2011 included investment in our global IT platform. We expect capital expenditures in 2012 to be approximately $175 million, including our investment in our Asia spray dryer project, with continued emphasis on investment in growth and innovation.

Short-Term Borrowings and Note Payable

For information regarding Short-Term Borrowings and Note Payable, see Item 1, “Financial Statements.”

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

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Contents

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending September 30, 2012:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
July 1, 2012 through July 31, 2012	—	$—	—	$174.4
August 1, 2012 through August 31, 2012	549,676	72.39	549,676	134.6
September 1, 2012 through September 30, 2012	126,379	75.23	126,379	125.1
	676,055	$72.92	676,055	$125.1

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

ITEM 6.     EXHIBITS.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* In accordance with Rule 406T under Regulation S-T, the XBRL-related information in this exhibit shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY

Date:	October 25, 2012	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)