Form 10-K
period 2012-12-31
Mead Johnson Nutrition Co
filed 2013-02-21
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐
         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
         The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.4 billion.
As of February 15, 2013, there were 202,520,860 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
         Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2012 fiscal year.

MEAD JOHNSON NUTRITION COMPANY

PART I
Item 1.    BUSINESS.
        In this Annual Report on Form 10-K, we refer to Mead Johnson Nutrition Company and its subsidiaries as “the Company,” “MJN,” “Mead Johnson,” “we” or “us.”
Our Company
        Mead Johnson Nutrition Company is a global leader in pediatric nutrition with $3.9 billion in net sales for the year ended December 31, 2012. We are committed to being the world’s leading nutrition company for infants and children and to helping nourish the world’s children for the best start in life. Our Enfa family of brands, including Enfamil infant formula, is the world’s leading brand franchise in pediatric nutrition, based on retail sales. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or industry-defining products across each of our product categories. Our singular focus on pediatric nutrition and our implementation of a business model that integrates nutritional science with health care and consumer marketing expertise differentiate us from many of our competitors.
        We market our portfolio of more than 70 products to mothers, health care professionals and retailers in more than 50 countries in North America, Europe, Asia and Latin America. Our two reportable segments are Asia/Latin America and North America/Europe, which comprised 70% and 30%, respectively, of our net sales for the year ended December 31, 2012. See “Item 8. Financial Statements – Note 5. Segment Information.” For the year ended December 31, 2012, 75% of our net sales were generated in countries outside of the United States.
        We believe parents and health care professionals associate the Mead Johnson name and the Enfa family of brands with quality, science-based pediatric nutrition products. We believe the strength of our brands allows us to create and maintain consumer loyalty across our product portfolio and stages of pediatric development.
        The two principal product categories in which we operate are infant formula and children’s nutrition, which represented 59% and 38% of our net sales, for the year ended December 31, 2012, respectively.
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
Our Brands
        The Mead Johnson name has been associated with science-based nutritional products for more than a century. In addition to the Mead Johnson name, our products are marketed around the world under brands that we have developed through our global sales and marketing efforts.
Enfa Family of Brands
        The Enfa family of brands includes several of the world’s leading infant formula and children’s nutrition brands. We have positioned the Enfa family of brands as providing unique, clinically supported health and developmental benefits. The Enfa family of brands features infant formula products that include docosahexaenoic acid (“DHA”) and arachidonic acid (“ARA”) to support brain and immune system development. Our Enfa family of brands accounted for approximately 80% of our net sales for the year ended December 31, 2012, and is the world’s leading brand franchise in pediatric nutrition, based on retail sales.
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
Complementary Brands
        In addition to the Enfa family of brands, we market several other powerful brands on a local, regional or global basis. These brands complement the Enfa family of brands portfolio and are designed to meet the specific nutritional needs of infants under the supervision of health care professionals (such as Nutramigen), the nutritional needs of children (such as Lactum) or the nutritional needs of broad consumer populations (such as ChocoMilk and Cal-C-Tose).
Stages of Development
        Generally, there are six stages of pediatric development and we produce different products for each of these stages globally. The general stages of pediatric development are illustrated below:
       In the United States, our business is primarily focused on the infant formula category (including newborn and infant) and certain toddler nutrition products. Outside of the United States, however, we market both infant formula products (Stages 1 and 2) and an extended range of children’s nutrition products designed for the changing nutritional needs of growing toddlers and children (Stages 3, 4 and 5). This allows us to take advantage of brand loyalty developed in Stages 1 and 2 to retain consumers as they grow older.
Our Products
        Our pediatric nutrition products are grouped by category of feeding: (1) infant formula products, (2) children’s nutrition products and (3) other products. Infant formula, children’s nutrition and other product sales comprised approximately 59%, 38% and 3% of our net sales for the year ended December 31, 2012, respectively.
Infant Formula
General
        Our infant formula products include formulas for routine feeding, solutions formulas for mild feeding problems and specialty formula products, including formulas for severe intolerance, formulas for premature and low birth weight infants and medical nutrition products. The table below illustrates our key infant formula brands and products:

ROUTINE INFANT FORMULA		SOLUTIONS INFANT FORMULAS FOR COMMON FEEDING PROBLEMS		SPECIALTY INFANT FORMULAS AND SUPPLEMENTS
•	Enfamil Premium	•	Enfamil Gentlease: for gas/fussiness	•	Nutramigen: for mild to moderate cow’s milk or soy allergies
•	Enfamil Premium Newborn	•	Enfamil ProSobee: soy formula
•	Enfamil A+	•	Enfamil LactoFree: for lactose intolerance	•	Nutramigen AA: for severe cow’s milk protein or multiple food allergies
•	Enfalac A+	•	Enfamil AR: for anti-regurgitation
•	Enfapro A+	•	Enfamil HA: for infants at risk of cow’s milk protein allergy	•	Pregestimil: for fat malabsorption
•	Enfapro Premium			•	Enfamil Premature: for premature infants
•	SanCor Bebé	•	Enfamil Comfort: for gas/fussiness
•	SanCor Bebé Premium			•	Enfacare: for premature infants
				•	Enfamil Human Milk Fortifier: liquid supplement added to human milk for premature infants
				•	Other Medical Nutrition Products: for children with metabolic disorders

Routine Infant Formula
        We design routine infant formula as a breast milk substitute for healthy, full-term infants without special nutritional needs both for use as the infant’s sole source of nutrition and as a supplement to breastfeeding. We endeavor to develop routine infant formula closer to breast milk.
        Each product is referred to as a “formula,” as it is formulated for the specific nutritional needs of an infant of a given age. Generally, our routine infant formula has the following four main components: (1) protein from cow’s milk that is processed to have a profile similar to human milk, (2) a blend of vegetable fats (including DHA/ARA) to replace bovine milk fat in order to better resemble the composition of human milk, (3) a carbohydrate, generally lactose from cow’s milk and (4) a vitamin and mineral “micronutrient” pre-mix that is blended into the product to meet the specific needs of the infant at a given age. Patterned after breast milk, which changes composition to meet the infant’s changing nutritional needs, we produce two stages of infant formula. Stage 1 formulas are consumed by newborn infants up to six months of age (up to three months of age in the case of Enfamil Premium Newborn). Stage 2 formulas are generally consumed by infants from age six to twelve months. Our most prominent product form around the world is milk-based powder, but we also produce several infant formulas in ready-to-use and concentrated liquid form for sale primarily in the United States and Canada.
        We market the same product under different names in different regions, based on regional marketing strategies and regional brand recognition. For example, our premium infant formulas containing DHA and ARA are sold under the brands Enfamil Premium and Enfamil Premium Newborn in the United States. Outside the United States, we use the brands Enfamil A+ and Enfalac A+ for our DHA and ARA supplemented formulas.
       Routine infant formula products comprised 41%, 41% and 43% of our total net sales for the years ended December 31, 2012, 2011, 2010, respectively.
Solutions Infant Formulas for Common Feeding Problems
        We design several solutions infant formulas to address common feeding tolerance problems in normal infants, including spit-up, fussiness, gas and lactose intolerance. We market our solutions infant formulas for mild intolerance such as Gentlease and Prosobee under the Enfa family of brands name.
        Solutions infant formula products comprised 10% of our total net sales for each of the years ended December 31, 2012, 2011 and 2010.
Specialty Infant Formulas and Supplements
        Our specialty infant formulas include: (1) formulas for severe intolerance, (2) formulas for premature and low birth weight infants and (3) medical nutrition products. Specialty infant formulas comprised 8%, 8% and 9% of our total net sales for the years ended December 31, 2012, 2011, 2010, respectively.
Formulas for Severe Intolerance
        We design formulas for severe intolerance to be used on the specific recommendation and under the supervision of a doctor. We specially formulate these products for use by infants displaying symptoms of certain conditions or diagnosed with special medical needs.
        Nutramigen infant formula was the first infant formula to include protein hydrolysate in the United States. This ingredient is easier for infants with severe intolerance to digest because its protein is extensively hydrolyzed (or broken down into peptides, a process that would otherwise be performed in the infant’s stomach). We designed Nutramigen infant formula for use by infants with severe cow’s milk protein allergies. Nutramigen with LGG infant formula is a variant of Nutramigen we currently market in Europe and the United States. LGG is a probiotic ingredient that has been associated with reduced incidence of infant atopic dermatitis, a non-contagious skin disease characterized by chronic inflammation of the skin, resulting from an allergy to cow’s milk. Nutramigen AA infant formula is an amino acid formula that we formulated with fully broken-down proteins, which can be consumed without the need for digestion of the protein. We designed this product for infants who experience a severe allergy to cow’s milk or multiple other food allergies. Pregestimil infant formula is a variation of the Nutramigen formulation designed mainly for fat malabsorption. It contains medium chain triglycerides oil instead of fat.
Formulas and Supplements for Premature and Low Birth Weight Infants
        We also design products for premature and low birth weight infants to meet these infants’ unique needs under the supervision of a doctor, most often in the hospital. Typically, such infants need extra assistance obtaining the requisite nutrition. They require a higher density of nutrients and calories because they cannot take in enough volume of breast milk or routine infant formula. Enfamil Premature is an infant formula used primarily in the hospital. EnfaCare infant formula is a hypercaloric formula available through retail channels for premature babies when they are able to go home. Furthermore, we designed our Enfamil Human Milk Fortifier product as a supplement to a mother’s breast milk that improves nutritional density.
Medical Nutrition
        We also produce medical foods, or foods for special medical purposes, for nutritional management of individuals with rare, inborn errors of metabolism such as maple syrup urine disease (Mead Johnson BCAD) and phenylketonuria (Mead Johnson Phenyl-Free). Category 1 products are intended for infants and young children from zero to three years of age and Category 2 products are suitable for children and adults. We produce approximately 17 formulas targeted at specific disorders for use under the direct and continuous supervision of a physician. We market these medical nutrition products under the Mead Johnson brand name.
Children’s Nutrition Products
        Children’s nutrition products are designed to provide children with enhanced nutrition. Our children’s nutrition business is present primarily in Asia and Latin America. We separate our children’s nutrition products into two categories: (1) Enfa branded children’s nutrition products and (2) other children’s nutrition products. The table below illustrates our key children’s nutrition products:

ENFA BRANDED CHILDREN’S NUTRITION PRODUCTS		OTHER CHILDREN’S NUTRITION PRODUCTS
•	Enfagrow	•	Sustagen KID
•	Enfagrow A+	•	Lactum
•	Enfagrow Premium	•	Alacta
•	Enfakid A+	•	ChocoMilk
•	EnfaSchool A+	•	Cal-C-Tose
		•	SanCor Bebé
		•	SanCor Bebé Premium

Enfa Branded Children’s Nutrition Products
        We market children’s nutrition products under the Enfa family of brands. We design these products to meet the changing nutrition needs of children at different stages of development. We offer products at Stages 3, 4 and 5 that are designed for children’s nutritional needs at one to three years of age, three to five years of age and beyond five years of age, respectively. These products are not breast milk substitutes and are not designed for use as the sole source of nutrition but instead are designed to be a part of a child’s appropriate diet. Our use of the Enfa prefix allows for a consistent equity across Stages 3, 4 and 5, with products such as Enfagrow offered at Stage 3 and Enfakid offered at Stage 4 and EnfaSchool at Stage 5. Enfa branded children's nutrition products comprised 27%, 27% and 24% of our total net sales for the years ended December 31, 2012, 2011, 2010, respectively.
Other Children’s Nutrition Products

We also offer other children's products in select markets to meet specific nutritional needs. We offer products at Stages 3, 4 and 5 designed to complete children's dietary requirements. Sustagen Kid is a nutritionally-balanced milk supplement for children targeting unique nutritional needs during specific stages of development. Lactum and Alacta are also powered milk supplements intended to ensure that essential nutrients are incorporated into children's diets.
We make ChocoMilk and Cal-C-Tose which are “milk modifiers” in powder form that, when added to a glass of milk, maximize the milk's nutritional value. These products contain a unique blend of important vitamins and minerals, including iron and calcium, and are intended to ensure that essential nutrients are incorporated into children's diets.
Other Products
        We also produce a range of other products, including pre-natal and post-natal nutritional supplements for expectant and nursing mothers, including Expecta and EnfaMama A+. Our products for expectant or nursing mothers provide the developing fetus or breastfed infant with vitamin supplements and/or an increased supply of DHA for brain development. These products also supplement the mother’s diet by providing either DHA or ARA with increased proteins, as well as 24 vitamins and minerals. Our pediatric vitamin products sold in some geographies, such as Enfamil Poly-Vi-Sol, provide a range of benefits for infants, including multivitamins and iron supplements. For the year ended December 31, 2012, these other products also included certain non-core products that we are in the process of eliminating.

The Special Supplemental Nutrition Program for Women, Infants, and Children (“WIC”)
        The WIC program is a U.S. Department of Agriculture (“USDA”) program created to provide nutritious foods, nutrition education and referrals to health care professionals and other social services to those considered to be at nutritional risk, including low-income pregnant, postpartum and breastfeeding women and infants and children up to age five. It is estimated that approximately 52% of all infants born in the United States during the 12-month period ended December 31, 2012 benefited from the WIC program. The USDA program is administered individually by each state.
        Participation in the WIC program is an important part of our U.S. business based on the volume of infant formula sold under the program. Our financial results reflect net WIC sales, after taking into account the rebates we paid to the state WIC agencies, which represented approximately 7% of our U.S. net sales and 2% of our global net sales in the year ended December 31, 2012.
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
        Manufacturers that choose to compete for WIC contracts must have a widely distributed infant formula brand in order to meet the requirements of the contract bidding process. As of December 31, 2012, we held the contracts that supplied approximately 39% of WIC births in the United States.
        As of December 31, 2012, we held the exclusive WIC contract for the following states:

State (1)	Date of Expiration	% of Total WIC Infant Participation (2)
California (3)	July 31, 2015	14.4%
Colorado (3)	December 31, 2014	1.2%
Connecticut (3)	September 30, 2014	0.7%
Illinois (3)	January 31, 2016	3.8%
Louisiana (3)	September 30, 2015	1.9%
Maine (3)	September 30, 2014	0.3%
Massachusetts (3)	September 30, 2014	1.4%
Michigan	October 31, 2016	3.2%
Missouri (3)	September 30, 2013	1.9%
Nebraska (3)	September 30, 2013	0.5%
New Hampshire (3)	September 30, 2014	0.2%
New Jersey (3)	September 30, 2015	1.9%
New York (3)	June 30, 2014	5.9%
Rhode Island (3)	September 30, 2014	0.3%
South Dakota (3)	September 30, 2013	0.2%
WSCA Consortium - Soy Infant Formula Only (3) (4)	September 30, 2015	1.1%

(1)
The Company held the exclusive WIC contract for Puerto Rico, which contract expired December 31, 2012. Prior to expiration, the Puerto Rico WIC contract represented 1.9% of total WIC infant participation in the United States and Puerto Rico.

(2)	As of October 2012, as reported by the United States Department of Agriculture Food and Nutrition Service (the “USDA FNS”).

(3)	Contract contains extension provisions.

(4)
The WSCA (Western States Contracting Alliance) Consortium includes the states of Alaska, Arizona, Delaware, District of Columbia, Hawaii, Idaho, Kansas, Maryland, Montana, Nevada, Oregon, Utah, Washington, West Virginia and Wyoming.

Sales and Marketing
        We conduct regional marketing in North America, Europe, Asia and Latin America within a global strategic framework focused on both parents and health care professionals in compliance with our policy with respect to the International Code of Marketing of Breast-milk Substitutes (the “Code”). See “ – Regulatory – Global Policy and Guidance – WHO.” We maintain a health care professional sales force and retail sales organization throughout the world. Our marketing activities vary from region to region depending on our market position, consumer trends and the regulatory environment. Our marketing teams seek to anticipate market and consumer trends, and attempt to capture consumer insight to determine strategy for brand positioning and communication, product innovation and demand-generation programs. The marketing teams work with external agencies to create strong marketing campaigns for health care professionals, retail sales organizations and consumers, as permitted under the Code and individual countries’ laws and regulations.
Health Care Professionals
        Our sales force educates health care professionals about the benefits of our infant formula products in each of the countries where we market our infant formula products. Primary marketing efforts for infant formula products are directed toward securing the recommendation of the Enfa family of brands by physicians or other health care professionals. We focus our product detailing efforts on neonatal intensive care units, physicians and other health care professionals, hospital group purchasing organizations and other integrated buying organizations. Our sales force receives training on our products and customer service skills. We support health care professionals by organizing continuing medical education programs, symposia and other educational interfaces.
Retail Sales Organization
        Our sales force markets our products to each of the retail channels where our products are purchased by consumers, including mass merchandisers, club stores, grocery stores, drug stores and, to a limited extent, convenience stores. The size, role and purpose of our retail sales organization varies significantly from country to country depending on our market position, the consolidation of the retail trade, consumer trends and the regulatory environment. In North America, Eastern Europe, Latin America and Asia, we focus on all retail channels, while in Western Europe we focus primarily on specialty products sold through pharmacies. We have entered into logistics partnerships with distributors and wholesalers in most of our markets.
Consumers
        As their children grow older, parental preference plays a more prominent role in brand selection than the influence of health care professionals. We participate in a variety of marketing activities intended for parents of older children, including print and television advertising, direct mail, online / internet, digital and promotional programs. Our marketing is evidence-based and emphasizes our superior nutritional science.
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
Locations
        Our in-house manufacturing and finishing facilities are located in the United States, Mexico, the Netherlands, China, the Philippines and Thailand. See “Item 2. Properties” for a description of our global manufacturing facilities. In addition, we lease a finishing facility in Brazil where we also employ the workforce.
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

Suppliers
        We generally enter into long-term supply agreements. We source approximately 80% of our materials from approximately 40 suppliers. Through these suppliers, we obtain key raw materials and primary packaging materials.
        We procure key raw materials and primary packaging materials on a global basis. Certain raw materials, while managed and contracted on a global basis, are subject to regional and local variations in price under the terms of the supply agreement. For example, milk prices vary at the local level around the world partly due to government pricing regulation. Dairy products, consisting primarily of milk powders, non-fat dry milk, lactose and whey protein concentrates, accounted for approximately 44% of our global expenditures for materials in the year ended December 31, 2012.
Distribution
        We manage our distribution networks locally with regional oversight. We generally enter into distribution agreements with third-party logistics providers and distributors and maintain a small staff at the local or regional level to track performance and implement initiatives.
Customers
        Our products are sold principally to wholesale and retail customers, both nationally and internationally. Sales to two of our customers, DKSH International Ltd. (including sales to its regional affiliates) and Wal-Mart Stores, Inc. (including sales to Sam’s Club), accounted for approximately 15%, 14% and 12%, and approximately 11%, 12% and 12% of our gross sales for the years ended December 31, 2012, 2011, and 2010, respectively.
Competition
        We compete in two primary categories, infant formula and children’s nutrition. The competitive landscape in each category is similar around the world, as the majority of the large global players are active in these categories. Our main global competitors for sales of infant formula and children’s nutrition products are Abbott Laboratories, Danone and Nestlé S.A.
        Other companies, including manufacturers of private label, store and economy brand products, manufacture and sell one or more products that are similar to those marketed by us. We believe sources of competitive advantage include clinical claims for efficacy and product quality, brand identity, image and associated value, broad distribution capabilities and consumer satisfaction. Significant expenditures for advertising, promotion and marketing (where permitted by regulation and policy) are generally required to achieve acceptance of products among consumers and health care professionals.
Research and Development
        Continuing to invest in research and development (“R&D”) capabilities is an important part of our business. Our R&D organization consists of professionals of which many have extensive industry experience and advanced educational backgrounds. Our global R&D operations are headquartered in Evansville, Indiana, and our additional key R&D facilities are located in Mexico, Thailand, China and the Netherlands. Our Pediatric Nutrition Institutes are located in Evansville, Indiana; Mexico City, Mexico and Guangzhou, China.
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
        We also have strong external development relationships that complement our internal research and development capabilities. We manage our research and development activities in collaboration with leading scientists and institutes around the world and we have an active portfolio of projects involving commercial technology suppliers. We believe this approach allows us to be at the forefront of scientific and technological developments relevant for pediatric nutrition. Research and development expense was $95.4 million, $92.5 million, and $78.5 million in the years ended December 31, 2012, 2011, and 2010, respectively.

Intellectual Property
Patents
        We own or license approximately 52 active U.S. patents and 312 active non-U.S. patents and have 80 pending U.S. patent applications and 765 pending non-U.S. patent applications as of December 31, 2012.
Trademarks
        We file and maintain our trademarks in those countries in which we have, or desire to have, a business presence. We hold an extensive portfolio of trademarks across our key geographies. We maintain more than 6,100 trademark registrations and applications in more than 140 countries worldwide.
Regulatory
        We are subject to the laws and regulations in each country in which we market our products. We have proven processes, systems and resources in place to manage the current regulatory requirements and to participate proactively in the shaping of future regional, country and global policy, guidance and regulations.
United States Food and Drug Administration
        One of the main regulatory bodies in the United States is the United States Food and Drug Administration (“U.S. FDA”). The U.S. FDA’s Center for Food Safety and Applied Nutrition is responsible for the regulation of food, including infant formula. The Office of Nutrition, Labeling, and Dietary Supplements (“ONLDS”) has program responsibility for, among other matters, infant formula while the Office of Food Additive Safety (“OFAS”) has program responsibility for food ingredients and packaging. ONLDS evaluates whether the infant formula manufacturer has met the requirements under the Federal Food, Drug and Cosmetic Act (“FFDCA”) and consults with OFAS regarding the safety of ingredients in infant formula and of packaging materials for infant formula.
        All manufacturers of pediatric nutrition products must begin with safe food ingredients, which are either generally recognized as safe or approved as food additives. The specific requirements for infant formula are governed by the Infant Formula Act of 1980, as amended (“Formula Act”). The purpose of the Formula Act is to ensure the safety and nutrition of infant formulas, including minimum and, in some cases, maximum levels of specified nutrients.
        Once an infant formula product is formulated, the manufacturer must provide regulatory agencies assurance of the nutritional quality of that particular formulation before marketing the infant formula. The U.S. FDA has established requirements for certain labeling, nutrient content, manufacturer quality control procedures (to assure the nutrient content of infant formulas), as well as company records and reports. A manufacturer must notify the U.S. FDA 90 days before market introduction of any infant formula that differs fundamentally in processing or in composition from any current or previous formulation produced by the manufacturer.
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
Outside of the United States

Country-specific regulations and laws have provisions that include requirements for compositional criteria, quality criteria and labeling, as well as other specific standards with which manufacturers must comply, including requirements for placing new formulas on the market.  Most countries will refer to the general conditions defined by Codex Alimentarius standards, described below, or will refer to globally recognized regulatory authorities, such as the European Commission and the U.S. FDA.

Global Policy and Guidance
WHO
        The World Health Organization (“WHO”) is the directing and coordinating authority for health within the United Nations system. It is responsible for providing leadership on global health matters, shaping the health research agenda, setting norms and standards, articulating policy recommendations, providing technical support to countries and monitoring and assessing health trends.
        In 1981, many Member States of the WHO’s World Health Assembly voted to adopt the International Code of Marketing of Breast-milk Substitutes (the “Code”). The Code aims to protect and promote breastfeeding and to ensure the proper use of breast-milk substitutes, when they are necessary, on the basis of adequate information and through appropriate marketing and distribution. Countries have taken variable action to enact legislation based on the recommendations of the Code. In 1983, we believe we were the first U.S. infant formula manufacturer to develop internal marketing guidelines for developing countries based on the Code. While the Code is not international law, it is our policy to comply with all applicable laws and regulations and take guidance from the Code in developing countries.
Codex

The Codex Alimentarius (“Codex”), or the food code, has become the global reference point for consumers, food producers and processors, national food control agencies and the international food trade. The Codex system, established in 1963 by the United Nations Food and Agriculture Organization and the WHO, presents a unique opportunity for all countries to join the international community in formulating and harmonizing food standards and fostering their global implementation. It also allows them a role in the development of codes governing hygienic processing practices and recommendations relating to compliance with those standards. The Codex regulatory provisions have been established for formulas and foods for infants and young children. It is usual practice for countries in Latin America, Africa and Asia to incorporate Codex standards directly into national law. We are in material compliance with all national laws and with Codex standards where national regulatory requirements have not yet been enacted.
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
        From time to time, we may be responsible under various state, Federal and foreign laws, including the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), for certain costs of investigating and/or remediating substances at our current or former sites and/or at waste disposal or reprocessing facilities operated by third parties. Liability under CERCLA and analogous state or foreign laws may be imposed without regard to knowledge, fault or ownership at the time of the disposal or release. Most of our facilities have a history of production operations in the food and drug industry, and some substances used in such production require proper controls in their storage and disposal. We have been named as a “potentially responsible party”, or are involved in investigation and remediation, at three third-party disposal sites. As of December 31, 2012, management believes that the investigation and/or remediation costs related to our sites or third-party disposal sites that were probable and reasonably estimable, as well as any related accruals, are not material to us.
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

Employees
        As of December 31, 2012, we employed approximately 6,800 people worldwide. Our manufacturing workforces in Zeeland, Michigan; Evansville, Indiana; Guangzhou, China; and Chonburi, Thailand are not unionized. The manufacturing workforces in Delicias, Mexico, and São Paulo, Brazil, are unionized and covered by collective bargaining agreements that are negotiated annually. The manufacturing workforce and non-supervised sales force in Makati, Philippines, are unionized and covered by a three-year collective bargaining agreement, which was renewed in December 2010. In addition, European Works Councils represent the manufacturing workforce in Nijmegen, the Netherlands, and the commercial organizations in France and Spain.
Available Information
        Our internet website address is www.meadjohnson.com. On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (the “SEC”). Stockholders and other interested parties may request email notification of the posting of these documents through the section of our website captioned “Investors.”
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
        Whether real or perceived, reports or allegations of inadequate product quality control with respect to our products or those of other manufacturers of pediatric nutrition products could adversely impact our sales. Such reports or allegations could contribute to a perceived safety risk for our products or for pediatric nutrition products generally and adversely impact our sales or otherwise disrupt our business.

Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms and social media sites. For example, unfounded media reports in late 2011 alleging cronobacter contamination of one of our products in the United States resulted in several retailers temporarily removing such product from their store shelves. Such actions, whether or not justified, could have a material adverse effect on our reputation, brand image and results of operations. Moreover, federal, state and local governments and municipalities could propose or pass legislation banning the use of such products. Events such as these may create a perception of contamination risk among consumers with respect to all products in our industry.
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
        Our business is particularly vulnerable to commodity price increases. Commodity prices impact our business directly through the cost of raw materials used to make our products (such as skim milk powder, whole milk powder, lactose and whey protein concentrate), the cost of inputs used to manufacture and ship our products (such as crude oil and energy) and the amount we pay to produce or purchase packaging for our products (such as cans, pouches, cardboard and plastic). Commodities such as these are susceptible to price volatility caused by conditions outside of our control, including fluctuations in commodities markets, currency fluctuations, availability of supply, weather, consumer demand and changes in governmental agricultural programs. Dairy costs are the largest component of our cost of goods sold. Increases in the price of dairy and other raw materials would negatively impact our gross margins if we were unable to offset such increases through increases in our selling price, changes in product mix or cost reduction/productivity enhancement efforts. The prices of these materials may continue to rise due to a general increase in commodities prices, especially for agricultural products. This would in turn affect the unit costs of products sold for our pediatric nutrition products. Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, continued volatility in the prices of commodities we purchase could increase the costs of our products and we may experience lower profitability and be unable to maintain historical levels of productivity. Furthermore, increases in our selling prices imposed to offset increases in commodity prices could result in lower sales volume; as such, we may be unable to offset increased commodity costs with price increases if such price increases were to weaken demand for our product.
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
        The pediatric nutrition industry is intensely competitive. Our primary competitors, including Abbott Laboratories, Danone and Nestlé S.A., have substantial financial, marketing and other resources. We compete against large global companies, as well as regional and local companies, in each of the regions in which we operate. In most product categories, we compete not only with other widely advertised branded products, but also with private label, store and economy brand products that are generally sold at lower prices. Competition in our product categories is based on the following factors:

•    brand recognition and loyalty;

•    product quality;

•    effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences;

•    product innovation;

•    price; and

•    distribution and availability of products.
        From time to time, in order to protect our existing market share or capture increased market share, we may need to improve our brand recognition and product value proposition, and increase our spending on marketing, advertising and new product innovation. The success of marketing, advertising and new product innovation is subject to risks, including uncertainties about trade and consumer acceptance. We may also need to reduce prices for some of our products in order to respond to competitive and customer pressures and to maintain our market share. Market share losses could also lead to higher than necessary inventory levels held by our customers. Competitive and customer pressures, as well as price controls, may restrict our ability to increase prices, including in response to commodity and other cost increases. Our business will suffer if profit margins decrease, either as a result of a reduction in prices or an increase in costs with an inability to increase prices proportionally.
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
        We hold assets, incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, primarily the Chinese renminbi, the Hong Kong dollar, the Mexican peso, the euro, the Philippine peso, the Malaysian ringitt, the Thai baht and the Canadian dollar. Because our financial statements are presented in U.S. dollars, we must translate our assets, liabilities, sales and expenses into U.S. dollars at the then-applicable exchange rates. Consequently, changes in the value of the U.S. dollar versus these other currencies may negatively affect the value of these items in our financial statements, even if their value has not changed in their original currency. While we attempt to mitigate some of this risk with hedging and other activities, our business will nevertheless remain subject to substantial foreign exchange risk from foreign currency translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.
The global nature of our business subjects us to additional business risks that could cause our sales and profitability to decline.
        We operate our business and market our products internationally in more than 50 countries. For the years ended December 31, 2012, 2011, and 2010, 75%, 72%, and 68%, respectively, of our net sales were generated in countries outside of the United States. The risks associated with our operations outside of the United States include:

•	multiple regulatory requirements that are subject to change and that could restrict our ability to manufacture, market or sell our products;

•	inflation, recession, fluctuations in foreign currency exchange and interest rates and discriminatory fiscal policies;

•	adverse tax consequences from the repatriation of cash;

•	trade protection measures, including increased duties and taxes, and import or export licensing requirements;

•	price controls;

•	government health promotional programs intended to discourage the use of our products;

•	differing local product preferences and product requirements;

•	difficulty in establishing, staffing and managing operations;

•	differing labor regulations;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political and economic instability;

•	enforcement of remedies in various jurisdictions;

•	changes in foreign medical reimbursement policies and programs; and

•	diminished protection of intellectual property.
        These and other risks could have a material adverse effect on our business.
Our global operations are subject to political and economic risks of developing countries, and special risks associated with doing business in corrupt environments.
        We operate our business and market our products internationally in more than 50 countries, and we are focusing on increasing our sales and operations in regions, including Asia, Latin America, India and Russia, which are less developed, have less stability in legal systems and financial markets, and are potentially more corrupt business environments than the United States, and therefore present greater political, economic and operational risks. We have in place policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements, such as applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantages; however, there can be no assurance that our employees will adhere to our code of business ethics or any other of our policies, applicable anti-corruption laws, including the FCPA, or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. If we believe or have reason to believe that our employees have or may have violated applicable anti-corruption laws, including the FCPA, or other laws or regulations, we investigate or have outside counsel investigate the relevant facts and circumstances. If violations are found or suspected, we could face civil and criminal penalties, and significant costs for investigations, litigation, fees, settlements and judgments, which in turn could have a material adverse effect on our business. In addition, some of our competitors may not be subject to the FCPA or other anti-corruption laws.
Our China operations subject us to risks that could negatively affect our business.
        A significant portion of our revenue and profit is derived from sales in China. Consequently, our overall financial results are dependent on this market, and our business is exposed to risks there. These risks include changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), tax rates and laws and consumer preferences, as well as changes in the regulatory environment and increased competition. In addition, the translation into U.S. dollars of our results of operations in China and the value of our Chinese assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.
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

Sales of our products are subject to changing consumer preferences, and our success depends upon our ability to predict, identify and interpret changes in consumer preferences and to develop, offer and communicate the benefits of new products rapidly enough to meet those changes.
        Our success depends on our ability to define the benefits of our products and to effectively communicate these benefits in the current regulatory environment. Our success also depends on our ability to predict, identify and interpret the tastes, dietary habits and nutritional needs of consumers and to offer products that appeal to those preferences. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. If we are unable to predict accurately which shifts in consumer preferences will be long lasting, or to introduce new and improved products to satisfy those preferences, our sales will decline. In addition, given the variety of cultures and backgrounds of consumers in our global consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across our product categories.
The consolidation of our retail customers and their reduction of inventory levels may put pressures on our profitability.
        Our retail customers, such as mass merchandisers, club stores, grocery stores, drug stores and convenience stores, have consolidated in recent years. This consolidation has produced large, sophisticated customers with increased buying power, which are more capable of operating with reduced inventories, resisting price increases and demanding lower pricing, increased promotional programs and specifically tailored products. In addition to reducing their inventory levels, these customers may use shelf space currently used for our products for their private label or store brand products. Meeting demands from these customers may adversely affect our margins and, if we fail to effectively respond to these demands, our sales could decline, each of which could materially adversely affect our profitability.
We rely on third parties to provide us with materials and services in connection with the manufacturing and distribution of our products.
        Unaffiliated third-party suppliers provide us with materials necessary for commercial production of our products, including certain key raw materials and primary packaging materials (such as cans). In particular, Royal DSM N.V. (“DSM”) (which acquired Martek Biosciences Corporation) provides us with most of the supply of DHA and ARA that we use in our products. We may be unable to manufacture our products in a timely manner, or at all, if any of our third-party suppliers, including DSM, should cease or interrupt production or otherwise fail to supply us or if the supply agreements are suspended, terminated or otherwise expire without renewal. If these suppliers are not able to supply us with the quantities of materials we need or if these suppliers are not able to provide services in the required time period, this could have a material adverse effect on our business. We also utilize third parties in several countries throughout the world to distribute our products. If any of our third-party distributors fail to distribute our products in a timely manner, or at all, or if our distribution agreements are suspended, terminated or otherwise expire without renewal, our profitability could be materially adversely affected.
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
        Participation in WIC involves a competitive bidding process and is an important part of our U.S. business based on the volume of infant formula sold under the program. As of December 31, 2012, we held the contracts that supply approximately 39% of WIC births in the United States. As a result, our business strategy includes bidding for new WIC contracts and maintaining current WIC relationships. Our failure to win bids for new contracts pursuant to the WIC program or our inability to maintain current WIC relationships could have a material adverse effect on our business. In addition, any changes to how the WIC program is administered and any changes to the eligibility requirements and/or overall participation in the WIC program could also have a material adverse effect on our business.
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

•	failure of one or more of our products to achieve or maintain commercial viability; or

•	changing and increasing obstacles to achieving regulatory approval in key markets.
        We cannot assure you that any of our products currently in our development pipeline will be commercially successful.
We could incur substantial costs to comply with environmental, health and safety laws and regulations and to address violations of, or liabilities under, these requirements.
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
        In addition, most of our facilities have a history of production operations in the food and drug industry, and some substances used in such production require proper controls in their storage and disposal. We have been named as a “potentially responsible party,” or are involved in investigation and remediation, at two third party disposal sites. We can be held responsible, in some cases without regard to knowledge, fault, or ownership at the time of the release, for the costs of investigating or remediating contamination of any real property we or our predecessors ever owned, operated, or used as a waste disposal site. In addition, we can be required to compensate public authorities or private owners for damages to natural resources or other real property, or to restore those properties, in the event of off-site migration of contamination. Changes in, or new interpretations of, existing laws, regulations or enforcement policies, could also cause us to incur additional or unexpected costs to achieve or maintain compliance. The assertion of claims relating to on- or off-site contamination, the discovery of previously unknown environmental liabilities or the imposition of unanticipated investigation or cleanup obligations, could result in potentially significant expenditures to address contamination or resolve claims or liabilities. Such costs and expenditures could have a material adverse effect on our business, financial condition or results of operations.
We may not be able to adequately protect our intellectual property rights.
        Given the importance of brand recognition to our business, we have invested considerable effort in seeking trademark protection for our brands, including the Enfa family of brands. However, we cannot be certain that the steps we have taken will be sufficient to protect our intellectual property rights in our brands adequately or that third parties will not infringe upon or misappropriate any such rights. We also cannot be certain that the steps we have taken to protect our brands will be sufficient to discourage or eliminate counterfeiting of our products. Our trademark registrations and applications can potentially be challenged and canceled or narrowed. Moreover, some of the countries in which we operate offer less protection for these rights, and may subject these rights to higher risks, than is the case in Europe or North America. In addition, it is costly to litigate in order to protect any of our intellectual property rights. If we are unable to prevent third parties from infringing or misappropriating these rights in our core products or brands, including our Enfa family of brands, our future financial condition and our ability to develop our business could be materially adversely affected.
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
        Although we cannot predict with certainty the ultimate resolution of such potential lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party would have a material adverse effect on our business or financial condition, although an unfavorable outcome in excess of amounts recognized as of December 31, 2012, with respect to one or more of these proceedings could have a material adverse effect on our results of operations for the periods in which a loss would be recognized.
Increases in costs of current and post-retirement benefits may reduce our profitability.
        Our profitability may be affected by increases in costs of current and post-retirement medical and other employee benefits, particularly within the United States. These costs can vary substantially as a result of changes in both health care costs and health care regulation, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. These factors may put upward pressure on the cost of providing medical and other benefits. We can provide no assurance that we will succeed in limiting future cost increases, and upward pressure would reduce our profitability.
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
        Our products are sold principally to the wholesale and retail trade, both nationally and internationally, and sales to two customers, DKSH International Ltd. and Wal-Mart Stores, Inc., accounted for approximately 15% and 11%, respectively, of our gross sales for the year ended December 31, 2012. If either of these customers ceases doing business with us or if we encounter any difficulties in our relationship with either of them, our business could be materially adversely affected.
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
        We had total indebtedness of $1.7 billion as of December 31, 2012. See “Item 8. Financial Statements – Note 15. Debt” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Short-Term Borrowings and – Long-Term Debt.”
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
        To the extent we become more leveraged, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due and we could incur substantial cost if we need to repatriate cash to the United States in order to repay such debt. Further, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.
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

Risks Related to Our Relationship with Our Former Parent
If our split-off from Bristol-Myers Squibb Company (“BMS”) fails to qualify for non-recognition of gain and loss, we may in certain circumstances be required to indemnify BMS for any resulting taxes and related expenses, and we believe that the payment if required could have a material adverse effect on our financial condition and results of operations.
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
        Our continued success in part depends on our ability to successfully execute our growth strategy. We intend to grow our business profitably through several strategic initiatives, including geographic and category expansion and productivity savings. There can be no assurance that we will be successful in achieving our strategic plan. If we fail to fully implement any material part of our strategic initiatives, or if we achieve these initiatives and they fail to yield the expected benefits, there could be an adverse effect on our business and results of operations. Any such adverse effect on our business and results of operations could result in a decline in the price of our common stock.
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

Item 1B.    UNRESOLVED STAFF COMMENTS
        None.
Item 2.    PROPERTIES.
        Our corporate headquarters are located in Glenview, Illinois, where we lease office space. We maintain our global supply chain and R&D headquarters in Evansville, Indiana, where we own office, operations and laboratory buildings comprising approximately 700,000 square feet. We also own the seven manufacturing facilities identified in the table below. For additional information related to our seven manufacturing facilities around the world, see “Item 1. Business – Global Supply Chain.” We lease the vast majority of our office facilities worldwide.
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

Item 3.    LEGAL PROCEEDINGS.
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
        From time to time, we may be responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating substances at our current or former sites, and/or at waste disposal or reprocessing facilities operated by third parties. Liability under CERCLA and analogous state or foreign laws may be imposed without regard to knowledge, fault, or ownership at the time of the disposal or release. Most of our facilities have a history of production operations in the food and drug industry, and some substances used in such production require proper controls in their storage and disposal. We have been named as a “potentially responsible party”, or are involved in investigation and remediation, at three third-party disposal sites. As of December 31, 2012, management believes that those future site costs which were probable and reasonably estimable, as well as any related accruals, are not material.

        We are not aware of any pending environmental, health or safety-related litigation or significant environmental, health or safety-related financial obligations or liabilities arising from current or former operations or properties that are likely to have a material impact on our business, financial position, results of operations or cash flows. Liabilities or obligations which could require us to make significant expenditures could arise in the future, however, as the result of, among other things, changes in, or new interpretations of, existing laws, regulations or enforcement policies, claims relating to on- or off-site contamination, or the imposition of unanticipated investigation or cleanup obligations.
On November 14, 2011, the Company’s subsidiary Mead Johnson & Company, LLC (“MJC”) obtained final trial court approval of a nationwide class settlement with plaintiffs in eight putative consumer class actions that had been consolidated and transferred to the U.S. District Court for the Southern District of Florida.  The suits all involved allegations of false and misleading advertising with respect to certain Enfamil LIPIL infant formula advertising.  The settlement allows consumers who purchased Enfamil LIPIL infant formula between October 13, 2005, and March 31, 2010, to receive infant formula or cash.  The period for submitting claims now has expired, and the total amount claimed by class members was less than $8.0 million.  As a result and consistent with the Company’s previously reported obligations under the settlement agreement, MJC has distributed the difference between $8.0 million and the total amount claimed in the form of infant formula to Feeding America, the nation’s largest domestic hunger relief charity.  MJC also agreed not to oppose, and the court approved, attorneys’ fees and expenses to plaintiffs’ counsel of $3.5 million and $140,000, respectively.  As previously reported, MJC agreed to pay costs of notice and settlement administration.  The trial court’s approval of the settlement was affirmed on appeal, and the settlement became final in October 2012. The distribution to class members is substantially complete.

As a manufacturer of infant formula, we conduct numerous quality checks during production to confirm that our products are free of contaminants when they leave our facilities. Nevertheless, it is recognized that powdered infant formulas are not sterile, and that such products may contain micro-organisms that present a very low risk of illness. Potential pathogens may also enter infant feedings from environmental sources at point of use. Such contamination may result in serious illness in or death of infants consuming such formula. Reports or allegations of product contamination, even those that are unconfirmed, can subject us to lawsuits potentially resulting in monetary damages and reputational harm which, in turn, could cause a decline in sales of our products. See “Item 1A. Risk Factors - We may experience liabilities or negative effects on our reputation as a result of real or perceived quality issues, including product recalls, injuries or other claims.” Most recently, we were served with a lawsuit filed on October 16, 2012 in St. Clair County (Illinois) Circuit Court under the caption Shelby Schrack, et al. v. Mead Johnson Nutrition Company and Mead Johnson & Company, which lawsuit alleges that certain bacteria in powdered formula were responsible for the death of one infant and serious illness in two others and seeks unspecified monetary damages. These illnesses were widely publicized in December 2011 and January 2012. The infants allegedly consumed formula from batches that were extensively tested by the Company, the Centers for Disease Control (“CDC”) and the U.S. FDA. These tests detected no bacteria in our infant formula. The CDC further noted that while these bacteria have sometimes been found in formula, they also exist in the environment and may potentially cause illness through person to person contact or through contamination of infant feedings at the point of use. We believe that the claims in this matter, and similar matters, are without merit. Nevertheless, we cannot guarantee the outcome of this, or similar, litigation, and we intend to defend such claims vigorously.
        We record accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although we cannot predict with certainty the final resolution of these or other lawsuits, investigations and claims asserted against it, we do not believe any currently pending legal proceeding to which we are a party will have a material effect on our business or financial condition, although an unfavorable outcome in excess of amounts recognized as of December 31, 2012, with respect to one or more of these proceedings could have a material effect on our results of operations for the periods in which a loss is recognized.

Item 4.    MINE SAFETY DISCLOSURES
        Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Prices and Dividend Information
        Mead Johnson Nutrition Company common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MJN.” The following table describes the per share range of high and low sales prices, as reported by the NYSE, for shares of our common stock and dividends declared per share of our common stock for the quarterly periods indicated.

	Market Price for MJN Common Stock		Dividends Declared Per Share
	High	Low
2011
First Quarter	$63.30	$55.12	$0.26
Second Quarter	$68.85	$57.87	$0.26
Third Quarter	$76.91	$64.78	$0.26
Fourth Quarter	$76.53	$60.62	$0.26
2012
First Quarter	$83.95	$70.38	$0.30
Second Quarter	$88.72	$77.72	$0.30
Third Quarter	$82.30	$68.09	$0.30
Fourth Quarter	$74.25	$61.27	$0.30
Holders of Common Stock
        The number of record holders of our common stock at December 31, 2012, was 1,452. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares held in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending December 31, 2012:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
October 1, 2012 through October 31, 2012	353,945	$66.16	353,945	$101.7
November 1, 2012 through November 30, 2012	316,319	66.28	316,319	80.7
December 1, 2012 through December 31, 2012	29,736	67.85	29,736	78.7
	700,000	$66.29	700,000	$78.7

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

Performance Graph

Comparison of Cumulative Total Return

The following graph compares the cumulative total return on our common stock for the periods indicated with the performance of the Standard & Poor's 500 Stock Index (S&P 500) and the Mead Johnson performance peer group index. The graph assumes $100 invested on February 11, 2009, the date shares of our common stock commenced trading, in each of Mead Johnson common stock, the Standard and Poor's 500 Total Return Index as well as our Custom Peer Group Index, and the reinvestment of all dividends for each of the reported time periods. The Mead Johnson performance peer group consists of the following corporations considered to be comparable companies in the food and beverage and consumer products industries on the basis of industry leadership and global focus: Campbell's Soup Company, Colgate-Palmolive Company, General Mills, Inc., H.J. Heinz Company, The Hershey Company, The J.M. Smucker Company, Kellogg Company, McCormick & Company, Incorporated and Sara Lee Corp. Sara Lee Corp is included through its last day of trading prior to June 29, 2012, when Sara Lee effected a 1-for-5 reverse stock split of Sara Lee common stock and changed its name to The Hillshire Brands Company. This occurred immediately after Sara Lee's separation of certain businesses and prior to the market open on June 29, 2012. The Hillshire Brands Company is not a comparable peer to Mead Johnson for this purpose and will not be included in the future Peer Group Index.

Comparison of Cumulative Total Return
Among Mead Johnson Nutrition Company, the S&P 500 Index and a Peer Group
Assumes Initial Investment of $100

	2/11/2009	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Mead Johnson Nutrition Company	100.00	168.49	244.05	273.77	266.62
S&P 500 Index	100.00	136.57	157.14	160.46	186.13
Peer Group	100.00	128.16	140.86	161.10	181.97

Item 6.    SELECTED FINANCIAL DATA.

	For the Years Ended December 31,
(In millions, except per share data)	2012	2011	2010	2009	2008
Net Sales	$3,901.3	$3,677.0	$3,141.6	$2,826.5	$2,882.4
Earnings before Interest and Income Taxes	$870.0	$774.1	$682.9	$679.6	$695.7
Interest Expense—net	$65.0	$52.2	$48.6	$92.6	$43.3
Net Earnings Attributable to Shareholders	$604.5	$508.5	$452.7	$399.6	$393.9
Basic Earnings Per Share Attributable to Shareholders*	$2.96	$2.48	$2.20	$1.99	$2.32
Diluted Earnings Per Share Attributable to Shareholders*	$2.95	$2.47	$2.20	$1.99	$2.32
Cash Dividends Declared Per Share*	$1.20	$1.04	$0.90	$0.70
Weighted-average Shares*	203.6	204.3	204.7	200.6	170.0
Depreciation and Amortization	$76.9	$75.3	$64.7	$58.9	$52.1
Cash Paid for Capital Expenditures	$124.4	$109.5	$172.4	$95.8	$81.1

	As of December 31,
(In millions)	2012	2011	2010	2009	2008
Total Assets	$3,258.2	$2,766.8	$2,293.1	$2,070.3	$1,361.4
Short-term Debt	$187.0	$—	$1.2	$120.0	$—
Long-term Debt	$1,523.2	$1,531.9	$1,532.5	$1,484.9	$2,000.0
Total Equity (Deficit)	$29.0	$(168.0)	$(358.3)	$(664.3)	$(1,395.5)

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

Overview of Our Business
        We are a global leader in pediatric nutrition. We are committed to building trusted nutritional brands and products that help improve the health and development of infants and children around the world and provide them with the best start in life. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or industry-defining products across each of our product categories. We operate in four geographic segments: Asia, Europe, Latin America and North America. Due to similarities in the economics, products offered, production process, customer base and regulatory environment, these operating segments have been aggregated into two reportable segments: Asia/Latin America and North America/Europe. During 2012, we implemented a change in our organizational structure involving the transfer of our Puerto Rican operations from North America to Latin America. All segment information has been revised to be consistent with the new basis of presentation.

Executive Summary
        For the year ended December 31, 2012, sales grew 6% compared to 2011 (7% excluding the impact of foreign currency changes), led by broad-based growth in the Asia/Latin America segment including our 2012 acquisition in Argentina (the “Argentine Acquisition”). North America/Europe sales decreased mainly due to lower U.S. market share as well as lower category consumption and births, partially offset by higher prices.

        Earnings per share grew by 19% in 2012, and was primarily attributable to sales growth, completion of our stand-alone operating infrastructure, other reductions in general and administrative spending as well as a lower effective tax rate.

Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Below is a summary of comparative results of operations for the years ended December 31, 2012 and 2011:

				% of Net Sales
(In millions, except per share data)	2012	2011	% Change	2012	2011
Net Sales	$3,901.3	$3,677.0	6%
Earnings before Interest and Income Taxes	870.0	774.1	12%	22%	21%
Interest Expense—net	65.0	52.2	25%	1%	1%
Earnings before Income Taxes	805.0	721.9	12%	21%	20%
Provision for Income Taxes	192.6	202.9	(5)%	5%	6%
Effective Tax Rate	23.9%	28.1%
Net Earnings	612.4	519.0	18%	16%	14%
Less: Net Earnings Attributable to Noncontrolling Interests	7.9	10.5	(25)%	(1)%	—%
Net Earnings Attributable to Shareholders	604.5	508.5	19%	15%	14%
Weighted-Average Common Shares— Diluted	204.3	205.0
Earnings per Common Share—Diluted	$2.95	$2.47	19%

        The results for the years ended December 31, 2012 and 2011 included several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of on-going results (Specified Items) and are listed in the table below:

	Years Ended December 31,
(In millions)	2012	2011
IT/other separation costs	$19.9	$74.7
Gain on sale of certain non-core intangible assets	(6.5)	—
Severance and other costs	21.1	11.6
Legal, settlements and related costs	2.8	7.6
Specified Items before income taxes	$37.3	$93.9
Income tax impact on items above	(11.7)	(29.3)
Specified Items after taxes	$25.6	$64.6

        The decrease in specified items reflects the completion of our stand-alone operating infrastructure.

Net Sales
        Our net sales by reportable segment:

	Years Ended December 31,			% Change Due to
(Dollars in millions)	2012	2011	% Change	Volume	Price	Foreign Exchange
Asia/Latin America	$2,719.5	$2,447.2	11%	5%	7%	(1)%
North America/Europe	1,181.8	1,229.8	(4)%	(7)%	4%	(1)%
Net Sales	$3,901.3	$3,677.0	6%	1%	6%	(1)%

        Asia/Latin America sales, which accounted for 70% of MJN's net sales, grew 11% including 9% growth from existing operations and 2% growth due to the Argentine Acquisition. Sales increased primarily as a result of price increases throughout the segment. The increase in volume was driven by market share increases, including broad gains across Latin America, and overall category growth partially offset by market share loss in China, which occurred at the end of the second quarter. However, during the second half of the year, we made significant progress in recovering this market share. In addition, although distributors' inventory levels increased in China in the first half of 2012 as a result of the market share decline, by year end they had returned to levels similar to those seen at the beginning of the year.

The decrease in sales in North America/Europe reflected lower U.S. market share as well as lower category consumption and births, partially offset by higher prices. Market share was lower in comparison to the prior year period when we benefited from a competitor’s recall and due to the impact on 2012 of the unfounded media reports in December 2011 alleging product contamination in the United States. Investigating governmental agencies found no contamination in sealed containers of our product, but the resulting uncertainty caused some consumers to switch away from our brand.
        Our net sales by product category are shown in the table below:

	Years Ended December 31,
(Dollars in millions)	2012	2011	% Change
Infant Formula	$2,295.5	$2,188.7	5%
Children’s Nutrition	1,487.0	1,394.4	7%
Other	118.8	93.9	27%
Net Sales	$3,901.3	$3,677.0	6%

        Infant formula accounts for approximately 90% of our sales in North America/Europe and under half of our sales in Asia/Latin America. In 2013, we expect the growth rate of other products to decline due to the elimination of certain non-core products across both reportable segments.
        We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Years Ended December 31,		% of Gross Sales
(Dollars in millions)	2012	2011	2012	2011
Gross Sales	$5,038.5	$4,730.7	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	730.0	700.7	14%	15%
Sales Discounts	191.9	149.8	4%	3%
Returns	82.5	81.8	2%	2%
Cash Discounts	45.2	47.5	1%	1%
Coupons and Other Adjustments	55.6	42.4	1%	1%
Prime Vendor Charge-Backs	32.0	31.5	1%	—%
Total Gross-to-Net Sales Adjustments	1,137.2	1,053.7	23%	22%
Total Net Sales	$3,901.3	$3,677.0	77%	78%

        Total gross-to-net sales adjustments were consistent as a percentage of gross sales with the prior year. The total dollar amount of WIC rebates in the United States increased due to retail list price increases and changes in certain WIC contracts during 2012 and the second half of 2011.

Gross Profit

	Years Ended December 31,
(Dollars in millions)	2012	2011	% Change
Net Sales	$3,901.3	$3,677.0	6%
Cost of Products Sold	1,485.3	1,362.3	9%
Gross Profit	$2,416.0	$2,314.7	4%
Gross Margin	61.9%	63.0%

        The gross margin decline is attributable entirely to the North America/Europe segment and resulted from higher commodity costs, primarily dairy inputs, and unfavorable manufacturing variances attributed largely to lower production volumes. These factors were partially offset by increased prices and productivity gains.
Expenses

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2012	2011	% Change	2012	2011
Selling, General and Administrative	$877.8	$926.8	(5)%	23%	25%
Advertising and Promotion	552.8	501.7	10%	14%	14%
Research and Development	95.4	92.5	3%	2%	3%
Other Expenses/(Income)—net	20.0	19.6	2%	1%	1%

Selling, General and Administrative Expenses
        Selling, general and administrative expenses (“SG&A”) decreased due to the completion of our stand-alone operating infrastructure and lower performance-based compensation expense, partially offset by an increase in sales force and distribution expenses supporting sales growth.
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
Research and Development Expenses
        Our R&D expenses include the continued investment in our innovation capability, product pipeline and quality programs.
Other Expense/(Income)—net
        For the year ended December 31, 2012 and 2011, other expense/income (“OIE”) included U.S. pension settlement expense of $16.7 million and $9.7 million in 2012 and 2011, respectively. The pension settlement expense relates to lump sum payments made to retirees in the U.S. pension plan.
Earnings before Interest and Income Taxes
       Earnings before interest and income taxes (“EBIT”) from our two reportable segments, Asia/Latin America and North America/Europe, is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated general and administrative expenses and global business support activities, including research and development, marketing and supply chain costs.

	Years Ended December 31,
(Dollars in millions)	2012	2011	% Change
Asia/Latin America	$901.3	$811.6	11%
North America/Europe	246.1	308.4	(20)%
Corporate and Other	(277.4)	(345.9)	20%
EBIT	$870.0	$774.1	12%

        The Asia/Latin America increase in EBIT was primarily related to sales growth and improved gross margin partially offset by higher demand-generation investments.

The North America/Europe decline in EBIT was primarily attributable to a decline in sales, along with a lower gross margin due to higher commodity costs, primarily dairy inputs, and unfavorable manufacturing variances attributed largely to lower production volumes in the United States.

Corporate and Other expenses decreased due to the completion of our stand-alone operating infrastructure and lower performance-based compensation expense.
Interest Expense—net
        Interest expense for the year ended December 31, 2012 primarily represented interest incurred on $1.5 billion of long-term notes and the short-term note payable related to our Argentine Acquisition. The increase in interest expense reflected the prior year's termination of our fixed-to-floating interest rate swaps and the note payable related to the Argentine Acquisition (the “Argentine Acquisition Note Payable”). The weighted-average interest rate on our long-term debt, including the impact of the swaps and Argentine Acquisition Note Payable, was 4.5% and 4.0% for the years ended December 31, 2012 and 2011, respectively.
Income Taxes
        The effective tax rate (“ETR”) for the year ended December 31, 2012 and 2011 was 23.9% and 28.1%, respectively. The lower effective tax rate was primarily attributable to favorable adjustments associated with prior years' tax filings, changes in management's assertion that certain current and prior years' foreign earnings and profits are permanently invested abroad and changes in the geographic earnings mix.

Net Earnings Attributable to Noncontrolling Interests
       Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.
Net Earnings Attributable to Shareholders
        For the foregoing reasons, net earnings attributable to shareholders for the year ended December 31, 2012 increased 19% to $604.5 million compared with the year ended December 31, 2011.

Results of Operations
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Below is a summary of comparative results of operations for the years ended December 31, 2011 and 2010:

				% of Net Sales
(In millions, except per share data)	2011	2010	% Change	2011	2010
Net Sales	$3,677.0	$3,141.6	17%
Earnings before Interest and Income Taxes	774.1	682.9	13%	21%	22%
Interest Expense—net	52.2	48.6	7%	1%	2%
Earnings before Income Taxes	721.9	634.3	14%	20%	20%
Provision for Income Taxes	202.9	176.1	15%	6%	6%
Effective Tax Rate	28.1%	27.8%			.15
Net Earnings	519.0	458.2	13%	14%	15%
Less: Net Earnings Attributable to Noncontrolling Interests	10.5	5.5	91%	—%	—%
Net Earnings Attributable to Shareholders	$508.5	$452.7	12%	14%	14%
Weighted-Average Common Shares— Diluted	205.0	205.1
Earnings per Common Share—Diluted	$2.47	$2.20	12%

        The results for the years ended December 31, 2011 and 2010 included several items that affect the comparability of our results. These items include significant expenses not indicative of on-going results (Specified Items) and are listed in the table below.

	Years Ended December 31,
(In millions)	2011	2010
IT/other separation costs	$74.7	$57.1
Severance and other costs	11.6	5.1
Legal, settlements and related costs	7.6	9.2
Specified Items before income taxes	$93.9	$71.4
Income tax impact on items above	(29.3)	(25.9)
Specified Items after taxes	$64.6	$45.5

Net Sales
        Our net sales by reportable segments are shown in the table below:

	Years Ended December 31,			% Change Due to
(Dollars in millions)	2011	2010	% Change	Volume	Price	Foreign Exchange
Asia/Latin America	$2,447.2	$1,951.0	25%	17%	5%	3%
North America/Europe	1,229.8	1,190.6	3%	2%	1%	—%
Net Sales	$3,677.0	$3,141.6	17%	11%	3%	3%

        Our Asia/Latin America segment continued to have significant sales growth and represented 67% of sales for the year ended December 31, 2011, compared with 62% for the year ended December 31, 2010. Our success in Asia/Latin America comes from share gains and market growth driven by our investments in advertising and promotion, sales force, and product innovation. Our strongest performance in Asia continues to be in China/Hong Kong, primarily reflecting increased market share, market growth, pricing and geographic expansion into additional cities. Latin America’s percentage growth was in the mid-teens, underpinned by exceptional growth in Brazil and Peru.
        The North America/Europe segment was led by our U.S. business with higher pricing and market share gains partially offset by declining birth rates and lower consumption. Market share gains reflected the effects of a competitor’s 2010 recall and our current and prior year product launches.
        Our net sales by product category are shown in the table below:

	Years Ended December 31,
(Dollars in millions)	2011	2010	% Change
Infant Formula	$2,188.7	$1,945.4	13%
Children’s Nutrition	1,394.4	1,119.2	25%
Other	93.9	77.0	22%
Net Sales	$3,677.0	$3,141.6	17%

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
        We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Years Ended December 31,		% of Gross Sales
(Dollars in millions)	2011	2010	2011	2010
Gross Sales	$4,730.7	$4,151.2	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	700.7	680.8	15%	16%
Sales Discounts	149.8	118.4	3%	3%
Returns	81.8	84.3	2%	2%
Cash Discounts	47.5	44.0	1%	1%
Coupons and Other Adjustments	42.4	47.3	1%	1%
Prime Vendor Charge-Backs	31.5	34.8	—%	1%
Total Gross-to-Net Sales Adjustments	1,053.7	1,009.6	22%	24%
Total Net Sales	$3,677.0	$3,141.6	78%	76%

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

Selling, General and Administrative Expenses
        The increase in SG&A reflected increases in sales force expense, performance-based compensation, distribution expenses, IT separation costs, and the duplication of costs as we transitioned to a new outsourced service provider for IT, accounting and indirect procurement. The performance-based compensation increase reflected the phase-in of equity awards following our 2009 initial public offering (“IPO”) and our outstanding financial performance as measured against incentive plan targets and stock performance. Because equity awards are generally expensed over a period of three years, 2011 is the first year in which we had three overlapping grants of these awards.
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

	Years Ended December 31,
(Dollars in millions)	2011	2010	% Change
Asia/Latin America	$811.6	$656.3	24%
North America/Europe	308.4	347.5	(11)%
Corporate and Other	(345.9)	(320.9)	8%
EBIT	$774.1	$682.9	13%

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
        The new outsourced service and system expenses recorded in the operating segments include new information technology, accounting and procurement services. These new operations replaced similar services provided by the Company’s former parent under transitional services agreements; the replaced services have been consistently reflected in Corporate and Other.
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

Liquidity and Capital Resources
Overview
        Our primary sources of liquidity are cash on hand, cash from operations and available borrowings under our $500.0 million revolving credit facility. Cash flows from operating activities represent the inflow of cash from our customers and the outflow of cash for raw material purchases, manufacturing, and operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures, for equipment and buildings, and major acquisitions. Cash flows used in financing activities primarily represent proceeds and repayments of short-term borrowings, dividend payments and share repurchases.
        Cash and cash equivalents totaled $1,042.1 million at December 31, 2012 of which $486.7 million was held outside of the United States. During 2012, we repatriated approximately $660 million of cash to the United States from multiple jurisdictions. As a result of this cash repatriation, we re-evaluated our global cash position and changed our assertion with respect to earnings and profits in certain foreign jurisdictions that we believe are permanently reinvested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently reinvested abroad. As of December 31, 2012, approximately $209 million of cash and cash equivalents were held by foreign subsidiaries whose undistributed earnings are considered permanently reinvested. Our intent is to reinvest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, the Company would be required to provide U.S. taxes on these amounts.
        The declaration and payment of dividends is at the discretion of our board of directors and depends on many factors, including our financial condition, earnings, legal requirements, restrictions under the terms of our debt agreements and other relevant factors. Cash dividends paid for the years ended December 31, 2012, 2011 and 2010 were $236.7 million, $205.7 million and $179.6 million, respectively.
        On March 16, 2010, MJN’s board of directors authorized the repurchase of up to $300.0 million of the Company’s stock. The repurchase program is primarily intended to offset the dilutive effect on earnings from stock-based compensation. From the date of such authorization through December 31, 2012, 3.2 million shares were repurchased at an average cost per share of $69.43. As of December 31, 2012, the Company has $78.7 million available for further repurchases under the authorization.
Cash Flows
        We believe that cash on hand, cash from operations, and the available credit facility will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$612.4	$519.0	$458.2
Depreciation and Amortization	76.9	75.3	64.7
Other	44.6	8.9	54.3
Changes in Assets and Liabilities	(12.9)	39.3	(7.5)
Pension and Other Post-Retirement Benefits Contributions	(28.3)	(9.7)	(55.5)
Total Operating Activities	692.7	632.8	514.2
Investing Activities	(228.8)	(112.6)	(174.6)
Financing Activities	(267.5)	(275.2)	(306.4)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	5.4	(0.3)	1.3
Net Increase in Cash and Cash Equivalents	$201.8	$244.7	$34.5
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
        Cash flow provided from operating activities increased by $59.9 million in 2012 compared with 2011. Higher earnings and lower requirements for working capital, defined as accounts receivable plus inventory less accounts payable, were offset partially by higher cash paid for income taxes. The 2012 decrease in inventories reflected the impact from the December 2011 advance purchase of approximately $80 million for select dairy inputs.
        Cash flow used in investing activities increased $116.2 million in 2012 compared to 2011 due primarily to the Argentine Acquisition. See “Item 8. Financial Statements – Note 8. Acquisition” for discussion of the Argentine Acquisition.
        Cash flow used in financing activities was $267.5 million for the year ended December 31, 2012, primarily from dividend payments of $236.7 million, treasury stock repurchases of $154.9 million and the Argentine Acquisition Note Payable of $52.6 million, offset by revolver borrowings of $161.0 million.
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
Capital Expenditures
        Capital expenditures and the cash outflow for capital expenditures were as follows:

(In millions)	Capital expenditures	Cash outflow for capital expenditures
Year ended December 31, 2012	$170.3	$124.4
Year ended December 31, 2011	121.6	109.5
Year ended December 31, 2010	143.4	172.4

        Capital expenditures included investments in new packaging lines, a new spray dryer, and research and development capabilities. In December 2011, we announced a planned capital expenditure for a new spray dryer and technology center in Singapore that will cost approximately $300 million over a three-year period. In 2012, we spent approximately $78 million for the first year of the capital expenditure in Singapore. In 2013, we expect capital expenditures to be approximately $260 million, including $150 million for the second year of the capital expenditure in Singapore, and continued emphasis on growth and innovation. The Company expects to fund capital expenditures from its cash flow generated by operations.

Revolving Credit Facility Agreement
        In June 2011, the Company entered into a five-year revolving credit facility agreement (“Credit Facility”). Borrowings from the Credit Facility are to be used for working capital and other general corporate purposes. The Credit Facility is unsecured and repayable on maturity in June 2016, and subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $500.0 million, which may be increased from time to time up to $750.0 million at the Company's request and with the consent of the lenders, subject to satisfaction of customary conditions.
        The Credit Facility contains customary covenants, including covenants applicable to limiting liens, substantial asset sales and mergers. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Credit Facility contains financial covenants whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. We were in compliance with all covenants as of December 31, 2012.
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
        If our corporate credit rating falls below (i) Baa3 by Moody's Investors Service, Inc. (“Moody's”) and (ii) BBB- by Standard & Poor's Ratings Service (“S&P”), then Mead Johnson & Company shall automatically be deemed to guarantee the obligations under the Credit Facility. Moody's credit rating for MJN is currently Baa1. S&P's credit rating for MJN is currently BBB.
        As of December 31, 2012, we borrowed $161.0 million against our Credit Facility for general corporate purposes, including payment for acquisition debt obligations and funding of current and future capital expenditures. We intend to repay these borrowings within 12 months and have the ability to do so. There were no short-term borrowings as of December 31, 2011.

Argentine Acquisition Note Payable

        On March 15, 2012, the Company completed the Argentine Acqusition in which it acquired 80% of the outstanding capital stock of Nutricion para el Conosur S.A. Of the ARS850.7 million purchase price, ARS377.6 million was financed through the Argentine Acquisition Note Payable. As of December 31, 2012, the remaining balance was ARS127.6 million ($26.0 million). ARS42.5 million is payable by March 15, 2013, and the final payment of ARS85.1 million is payable upon the later of March 15, 2013 or receipt of Argentine regulatory approval. The interest rate is 14%.
Long-Term Debt
        The components of our long-term debt are detailed in the table below:

Description	Principal Amount	Interest Rate	Terms
2014 Notes	$500.0 million	3.50% fixed	Aggregate principal due on November 1, 2014
2019 Notes	$700.0 million	4.90% fixed	Aggregate principal due on November 1, 2019
2039 Notes	$300.0 million	5.90% fixed	Aggregate principal due on November 1, 2039
        The notes may be prepaid at any time, in whole or in part, at a redemption price equal to the greater of par value or an amount calculated based upon the sum of the present values of the remaining scheduled payments. Upon a change of control, we may be required to repurchase the notes in an amount equal to 101% of the then outstanding principal amount plus accrued and unpaid interest. Interest on the notes are due semi-annually, and the notes are not subject to amortization.
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
        For additional information on our long-term debt, acquisition and interest rate swaps, see “Item 8. Financial Statements – Note 15. Debt.”

Contractual Obligations
        As of December 31, 2012, our contractual obligations and other commitments were as follows:

	Payments due by December 31,
(In millions)	2013	2014	2015	2016	2017	Thereafter	Total
Operating lease obligations	$38.5	$29.6	$23.3	$18.3	$14.3	$33.8	$157.8
Capital lease obligations	1.0	0.8	0.7	0.5	—	—	$3.0
Purchase obligations	170.8	60.9	64.8	49.4	48.6	101.7	$496.2
Short-term borrowings	161.0	—	—	—	—	—	$161.0
Note payable	26.0	—	—	—	—	—	$26.0
Long-term debt	—	500.0	—	—	—	1,000.0	$1,500.0
Interest payments	74.4	69.5	52.0	52.0	52.0	458.0	$757.9

Total	$471.7	$660.8	$140.8	$120.2	$114.9	$1,593.5	$3,101.9
        Our operating lease obligations are generally related to real estate leases for offices, manufacturing-related leases, and vehicle leases. Capital lease obligations relate to assets used for interplant transportation of materials and finished goods. Purchase obligations are for unconditional commitments related to a master service agreement with IBM for information technology, accounting and indirect procurement services; for the purchase of materials used in manufacturing; and for promotional services. The future interest payments include coupon payments on our long-term debt.
Additionally, liabilities for uncertain tax positions are excluded from the table above as the Company is unable to reasonably predict the ultimate amount or timing of a cash settlement of such liabilities. See “Item 8. Financial Statements – Note 4. Income Tax” for more information.

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

Significant Accounting Estimates
        In presenting our financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”), we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.
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
        For information on our accounting policies, see “Item 8. Financial Statements – Note 2. Accounting Policies.”
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
        WIC Rebates—We participate on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, we reimburse these entities for the difference between our wholesaler list price and the contract price on eligible products. We account for WIC contract rebates by establishing an accrual in an amount equal to our estimate of WIC rebate claims attributable to a sale. We determine our estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. We consider levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjust the accrual periodically throughout the year to reflect actual expense. WIC rebate accruals were $206.5 million and $210.1 million at December 31, 2012 and 2011, respectively, and are included in accrued rebates and returns on our balance sheet. Rebates under the WIC program reduced revenues by $730.0 million, $700.7 million, and $680.8 million in the years ended December 31, 2012, 2011 and 2010, respectively.
        Sales Returns—We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine our estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also consider other factors that could impact sales returns such as discontinuations and new product introductions. Sales return accruals were $46.4 million and $43.0 million at December 31, 2012 and 2011, respectively, and are included in accrued rebates and returns on our balance sheet. Returns reduced sales by $82.5 million, $81.8 million, and $84.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Income Taxes
        The effective tax rate reflects statutory tax rates in the various jurisdictions in which we operate, including tax rulings and agreements, management’s assertion that certain foreign earnings and profits are permanently invested abroad and management’s estimate of appropriate reserves against uncertain tax positions. Significant judgment is required in determining the effective tax rate and in evaluating the uncertainty in tax positions.
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
Goodwill and Indefinite-lived Intangible Assets
        Goodwill is not amortized but is tested for impairment annually, during the first quarter, and whenever events or changes in circumstances indicate that impairment may have occurred. Recoverability of goodwill is evaluated using a qualitative assessment or a two-step quantitative process. We perform a qualitative assessment for certain reporting units, which requires evaluating factors specific to the reporting unit, including results of the most recent impairment test, current and long-range forecasted financial results, and changes in the strategic outlook or organizational structure of the reporting unit, as well as industry and macroeconomic factors. Changes in our strategic outlook or organizational structure or the impact of market changes and macroeconomic indicators could have a material impact on our results of operations, product offerings or future cash flow forecasts, which could affect the assumptions used in qualitative impairment assessments. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely that not exceed its fair value, we would perform the two-step quantitative assessment for that reporting unit.

        For the two-step quantitative assessment, the first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of reporting units, which is generally based on a discounted cash flow model. In making this assessment, the Company relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Growth rates for sales and profits are determined using inputs from our annual planning process. We also make estimates of discount rates, perpetuity growth assumptions and other factors. Many of the factors used in assessing fair value are outside the control of the Company and it is reasonably likely that assumptions and estimates can change in future periods. These changes can result in future impairments. We completed the annual goodwill impairment assessment during the first quarter and no impairment of goodwill was required in 2012, 2011 and 2010 as we determined that the fair value of our reporting units was substantially in excess of respective carrying amounts.
As a result of our Argentine Acquisition in 2012 we recognized $172.8 million of goodwill as of the acquisition date, which represents a majority of our goodwill balance as of December 31, 2012. Although management currently believes operations in reporting units to which goodwill was allocated can support the value of recorded goodwill, a change in assumptions driven by macro-economic conditions or degradation in the Argentine consumer market that undermines the reporting unit's ability to achieve targeted profit levels may result in an impairment of the recorded goodwill.
Similarly, impairment testing of our other indefinite-lived intangible assets, consisting primarily of one trademark, requires a comparison of carrying value to fair value of that particular asset annually and whenever events or changes in circumstances indicate that impairment may have occurred. To test these assets for impairment, the Company estimates the fair value of each asset based on a discounted cash flow model using various inputs, including projected revenues, an assumed royalty rate, and a discount rate. Changes in these estimates and assumptions could impact the assessment of impairment in the future.
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
        Our principal pension plan is the Mead Johnson & Company Retirement Plan in the United States (“U.S. Pension Plan”), which is a frozen plan and represents approximately 80% of the Company’s total pension assets and obligations. The assumptions used to determine net periodic benefit costs for the year are established at the beginning of the plan year and the assumptions used to determine benefit obligation are established as of the balance sheet date. The key assumptions for the U.S. Pension Plan were as follows:

Used to determine net periodic benefit cost for the years ended December 31,	2012	2011
Discount rate	3.75%	5.50%
Expected long-term return on plan assets	6.25%	7.75%

Used to determine benefit obligation as of December 31,	2012	2011
Discount rate	3.00%	3.75%
        The obligation for the U.S. Pension Plan grew by $37.1 million during 2012, primarily due to the change in the discount rate. The change in the discount rate assumption reflected lower corporate bond rates.

        The following table shows the impact on pension expense of hypothetical changes in the rates assumed for the U.S. pension plan:

		Increase/(Decrease) in Expense		Increase/(Decrease) in Obligation
(Dollars in millions)	Change in Rate	Increase in Rate	Decrease in Rate	Increase in Rate	Decrease in Rate
Impact of change in rates:
Discount rate	+/-100 basis points	$1.4	$(1.7)	$(26.6)	$31.6
Expected long-term rate of return on plan assets	+/-100 basis points	$(2.2)	$2.2	N/A	N/A

       See “Item 8. Financial Statements – Note 7. Employee Benefits” for additional information on our pension and post retirement benefits.

Special Note Regarding Forward-Looking Statements
        This Annual Report on Form 10-K and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks, uncertainties, and assumptions including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding its financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, capital expenditures, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. We have included important factors in the cautionary statements included in “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.
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
Foreign Exchange Risk
        We are exposed to market risk due to changes in currency exchange rates. Our primary net foreign currency exposures are the Chinese renminbi, the Hong Kong dollar, the Mexican peso, the euro, the Philippine peso, the Malaysian ringitt, the Thai baht and the Canadian dollar. In addition to these primary exposures, as a global business, we are exposed to foreign currency translation risk in all countries in which we do business whose local reporting currency is not the U.S. dollar.
        We use foreign currency contracts to hedge anticipated transactions on certain foreign currencies and designate these derivative instruments as foreign currency cash flow hedges when appropriate. If the derivative is designated as a cash flow hedge, the change in the fair value of the derivative is initially recorded in accumulated other comprehensive income(loss) and then recognized in our statement of earnings when the corresponding hedged item impacts our earnings. The foreign currency derivatives resulted in losses of $0.8 million, $2.9 million, and $7.8 million in the years ended December 31, 2012, 2011 and 2010, respectively. The impact of hedge ineffectiveness on earnings was not significant.

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
        The Company uses foreign exchange forward contracts to hedge exposures and the total notional amount of these contracts was $207.2 million at December 31, 2012, representing a fair value liability of $5.1 million.
The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of December 31, 2012:

	Contract Amount (in millions)	Average Contractual Exchange Rate
Receive United States dollar/Pay Canadian dollar	$9.9	$1.0
Receive United States dollar/Pay Mexican peso	$106.6	$13.4
Receive United States dollar/Pay Philippine peso	$41.5	$42.3
Receive United States dollar/Pay Malaysian ringitt	$49.2	$3.1
        All of these derivatives were hedges of anticipated transactions and mature within 12 months. Assuming an unfavorable 10% change in year-end exchange rates, the fair value would have changed by $29.8 million and would have switched to a payable position. The unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
Commodity Risk
        We purchase certain products in the normal course of business, including dairy, agricultural oils, and packaging materials, the costs of which are affected by global commodity changes. Therefore, we are exposed to price volatility related to market conditions outside of our control
        We employ various purchasing and pricing contract techniques in an effort to reduce volatility. Generally, these techniques include unit pricing that is based on an average of commodity prices over a contractually defined period of time, timing of purchases, and setting fixed prices with suppliers. We do not generally make use of financial instruments to hedge commodity prices, partially because of these contract pricing techniques. As of December 31, 2012, we had no outstanding commodity derivative instruments.
Interest Rate Risk
        We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities used to maintain liquidity and fund business operations. Primary exposures include movements in U.S Treasury rates, LIBOR, and commercial paper rates. The nature and amount of our short-term and long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Our debt obligations totaled $1.7 billion. For information on our debt obligations, see “Item 8. Financial Statements – Note 15. Debt.”
        The Company had no interest rate swaps outstanding at December 31, 2012. For information on interest rate swap activity, see “Item 8. Financial Statements – Note 16. Derivatives.”

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Mead Johnson Nutrition Company
Glenview, Illinois
We have audited the accompanying consolidated balance sheets of Mead Johnson Nutrition Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, equity (deficit) and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mead Johnson Nutrition Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the financial statements, in 2012 the Company changed its presentation of comprehensive income for the years ended December 31, 2012, 2011, and 2010 due to the adoption of Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Mead Johnson Nutrition Company
Glenview, Illinois
We have audited the internal control over financial reporting of Mead Johnson Nutrition Company and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 21, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's change to its presentation of comprehensive income.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 21, 2013

CONSOLIDATED FINANCIAL STATEMENTS
OF MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in millions, except per share data)

	December 31,
	2012	2011	2010
NET SALES	$3,901.3	$3,677.0	$3,141.6
Cost of Products Sold	1,485.3	1,362.3	1,149.6
GROSS PROFIT	2,416.0	2,314.7	1,992.0
Expenses:
Selling, General and Administrative	877.8	926.8	762.7
Advertising and Promotion	552.8	501.7	438.7
Research and Development	95.4	92.5	78.5
Other Expenses – net	20.0	19.6	29.2
EARNINGS BEFORE INTEREST AND INCOME TAXES	870.0	774.1	682.9

Interest Expense – net	65.0	52.2	48.6
EARNINGS BEFORE INCOME TAXES	805.0	721.9	634.3

Provision for Income Taxes	192.6	202.9	176.1
NET EARNINGS	612.4	519.0	458.2
Less Net Earnings Attributable to Noncontrolling Interests	7.9	10.5	5.5
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$604.5	$508.5	$452.7
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$2.96	$2.48	$2.20
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$2.95	$2.47	$2.20
Weighted-average Shares	203.6	204.3	204.7
Dividends Declared per Share	$1.20	$1.04	$0.90

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	December 31,
	2012	2011	2010
NET EARNINGS	$612.4	$519.0	$458.2

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	(8.4)	(27.2)	14.7
Tax Benefit/(Expense)	(13.0)	4.7	(9.5)
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	(12.7)	5.8	(6.3)
Reclassification Adjustment for Losses Included in Net Earnings	0.8	2.9	7.8
Tax Benefit/(Expense)	3.5	(2.6)	(0.4)
Pension and Other Post-Retirement Benefits
Deferred Gains/(Losses) on Pension and Other Post-Retirement Benefits	(58.5)	(90.7)	4.3
Reclassification Adjustment for Losses Included in Net Earnings	23.8	14.6	14.6
Tax Benefit/(Expense)	10.6	24.1	(4.5)
OTHER COMPREHENSIVE INCOME/(LOSS)	(53.9)	(68.4)	20.7

COMPREHENSIVE INCOME	558.5	450.6	478.9

Less Comprehensive Income Attributable to Noncontrolling Interests	7.9	10.6	5.2

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$550.6	$440.0	$473.7

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,042.1	$840.3
Receivables – net of allowances of $7.6 and $6.3, respectively	364.6	352.6
Inventories	435.9	534.9
Deferred Income Taxes – net of valuation allowance	86.4	118.5
Income Taxes Receivable	26.0	3.3
Prepaid Expenses and Other Assets	60.0	40.1
Total Current Assets	2,015.0	1,889.7
Property, Plant, and Equipment – net	689.9	576.1
Goodwill	270.6	117.5
Other Intangible Assets – net	129.9	91.6
Deferred Income Taxes – net of valuation allowance	24.5	16.5
Other Assets	128.3	75.4
TOTAL	$3,258.2	$2,766.8
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Short-term Borrowings	$161.0	$—
Accounts Payable	508.5	488.1
Dividends Payable	61.3	53.3
Note Payable	26.0	—
Accrued Expenses	220.4	229.0
Accrued Rebates and Returns	314.8	300.1
Deferred Income – current	36.1	47.0
Income Taxes – payable and deferred	41.8	82.6
Total Current Liabilities	1,369.9	1,200.1
Long-Term Debt	1,523.2	1,531.9
Deferred Income Taxes – noncurrent	15.9	5.2
Pension, Post-Retirement and Post Employment Liabilities	188.8	157.2
Other Liabilities	95.1	40.4
Total Liabilities	3,192.9	2,934.8
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	36.3	—

EQUITY/(DEFICIT)
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 206.0 and 205.1 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(676.6)	(728.4)
Retained Earnings	1,124.8	770.0
Treasury Stock – at cost	(244.6)	(89.7)
Accumulated Other Comprehensive Loss	(187.0)	(133.1)
Total Shareholders’ Equity/(Deficit)	18.7	(179.1)
Noncontrolling Interests	10.3	11.1
Total Equity/(Deficit)	29.0	(168.0)
TOTAL	$3,258.2	$2,766.8

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity/ (Deficit)	Redeemable Non- controlling Interest
Balance as of January 1, 2010	$2.0	$(797.4)	$206.1	$—	$(85.6)	$10.6	$(664.3)	$—
Stock-based Compensation Awards		21.8					21.8
Treasury Stock Acquired				(3.2)			(3.2)
Distributions to Noncontrolling Interests						(6.7)	(6.7)
Cash Dividends Declared			(184.8)				(184.8)
Net Earnings			452.7			5.5	458.2
Other Comprehensive Income (Loss)					21.0	(0.3)	20.7

Balance as of December 31, 2010	$2.0	$(775.6)	$474.0	$(3.2)	$(64.6)	$9.1	$(358.3)	$—
Stock-based Compensation Awards (includes income tax benefits of $2.8)	0.1	47.2		(4.9)			42.4
Treasury Stock Acquired				(81.6)			(81.6)
Distributions to Noncontrolling Interests						(8.6)	(8.6)
Cash Dividends Declared			(212.5)				(212.5)
Net Earnings			508.5			10.5	519.0
Other Comprehensive Income (Loss)					(68.5)	0.1	(68.4)

Balance as of December 31, 2011	$2.1	$(728.4)	$770.0	$(89.7)	$(133.1)	$11.1	$(168.0)	$—
Stock-based Compensation Awards (includes income tax benefits of $11.8)		51.8		(15.2)			36.6
Treasury Stock Acquired				(139.7)			(139.7)
Acquisition							—	30.2
Distributions to Noncontrolling Interests						(7.6)	(7.6)
Cash Dividends Declared			(244.7)				(244.7)
Net Earnings			604.5			6.8	611.3	1.1
Redeemable Noncontrolling Interest Accretion			(5.0)				(5.0)	5.0
Other Comprehensive Income (Loss)					(53.9)	—	(53.9)
Balance as of December 31, 2012	$2.1	$(676.6)	$1,124.8	$(244.6)	$(187.0)	$10.3	$29.0	$36.3

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$612.4	$519.0	$458.2
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	76.9	75.3	64.7
Stock-Based Compensation Expense	32.2	39.9	19.7
Deferred Income Tax	17.1	(33.3)	19.2
Gain on Sale of Intangible Assets	(6.5)	—	—
Exchange Loss from Devaluation	—	—	8.5
Other	1.8	2.3	6.9
Change in Assets and Liabilities:
Receivables	(8.5)	(7.9)	(34.8)
Inventories	109.8	(183.3)	(40.4)
Accounts Payable	(30.9)	114.7	78.6
Accrued Expenses, Rebates and Returns	(6.3)	50.0	21.2
Income Taxes Payable	(62.2)	53.2	(69.5)
Other Assets and Liabilities	(14.8)	12.6	37.4
Pension and Other Post Retirement Benefits Contributions	(28.3)	(9.7)	(55.5)
Net Cash Provided by Operating Activities	692.7	632.8	514.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(124.4)	(109.5)	(172.4)
Proceeds from Sale of Property, Plant and Equipment	1.5	1.6	3.3
Proceeds from Sale of Intangible Assets	6.5	—	—
Investment in Other Companies	(6.3)	(4.7)	(5.5)
Payment for Acquisition	(106.1)	—	—
Net Cash Used in Investing Activities	(228.8)	(112.6)	(174.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	391.2	72.0	134.7
Repayments of Short-term Borrowings	(230.2)	(73.2)	(253.5)
Payment for Capital Lease Termination	—	—	(47.0)
Repayments of Notes Payable	(52.6)	—	—
Payments of Dividends	(236.7)	(205.7)	(179.6)
Stock-based-compensation-related Proceeds and Excess Tax Benefits	23.3	4.5	2.1
Purchases of Treasury Stock	(154.9)	(87.7)	(2.0)
Proceeds from Termination of Interest Rate Swaps	—	23.5	15.6
Proceeds from Promissory Note	—	—	30.0
Distributions to Noncontrolling Interests	(7.6)	(8.6)	(6.7)
Net Cash Used in Financing Activities	(267.5)	(275.2)	(306.4)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	5.4	(0.3)	1.3
NET INCREASE IN CASH AND CASH EQUIVALENTS	201.8	244.7	34.5
CASH AND CASH EQUIVALENTS:
Beginning of Period	840.3	595.6	561.1
End of Period	$1,042.1	$840.3	$595.6

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011 AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

1. ORGANIZATION
        Mead Johnson Nutrition Company (“MJN” or the “Company”) manufactures, distributes and sells infant formulas, children’s nutrition and other nutritional products. MJN has a broad product portfolio, which extends across routine and specialty infant formulas, children’s milks and milk modifiers, pediatric vitamins, dietary supplements for pregnant and breastfeeding mothers, and products for pediatric metabolic disorders. These products are generally sold to wholesalers, retailers and distributors and are promoted to healthcare professionals, and, where permitted by regulation and policy, directly to consumers.
2. ACCOUNTING POLICIES
        Basis of Presentation—The financial statements present the results of operations, financial position, and cash flows of MJN and its majority-owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated. The Company prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States (GAAP).
        Use of Estimates—The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in revenue recognition, including sales rebate and return accruals, goodwill, other intangible assets, income tax assets and liabilities, income tax expense, and legal liabilities, as well as the accounting for stock-based compensation and retirement and post retirement benefits, including the actuarial assumptions. Actual results may or may not differ from estimated results.
        Fair Value Measurements—The fair value of financial assets and liabilities are classified in the fair value hierarchy as follows: Level 1—unadjusted quoted prices in active markets for identical assets or liabilities, Level 2—observable prices that are based on inputs not quoted on active markets, and Level 3—unobservable inputs that reflect estimates about the assumptions market participants would use in pricing the asset or liability.
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
        WIC rebate accruals were $206.5 million and $210.1 million at December 31, 2012 and 2011, respectively, and are included in accrued rebates and returns on the Company’s balance sheet. MJN participates on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, MJN reimburses these entities for the difference between wholesaler list price and the contract price on eligible products. The Company accounts for WIC rebates by establishing an accrual in an amount equal to the Company’s estimate of WIC rebate claims attributable to a sale. MJN determines its estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. The Company considers levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjusts the accrual periodically throughout the year to reflect actual expense. Rebates under the WIC program reduced revenues by $730.0 million, $700.7 million, and $680.8 million in the years ended December 31, 2012, 2011, and 2010, respectively.
        Sales return accruals were $46.4 million and $43.0 million at December 31, 2012 and 2011, respectively, and are included in accrued rebates and returns on the Company’s balance sheet. The Company accounts for sales returns by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines its estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also considers other factors that could impact sales returns such as discontinuations and new product introductions. Returns reduced sales by $82.5 million, $81.8 million, and $84.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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
        Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required involves significant judgment. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made.
        Uncertain tax positions that relate to deferred tax assets are recorded against deferred tax assets; otherwise, uncertain tax positions are recorded as either a current or noncurrent liability.
        Cash and Cash Equivalents—Cash and cash equivalents consist of bank deposits, time deposits and money market funds. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies, which are subject to currency rate risk. Cash equivalents are primarily highly liquid investments with original maturities of 3 months or less at the time of purchase and are recorded at cost, which approximates fair value. Money market funds, which totaled $520.7 million and $449.2 million at December 31, 2012 and 2011, respectively, are classified as Level 2 in the fair value hierarchy.
        Inventory Valuation—Inventories are stated at average cost, not in excess of market.
        Property, Plant and Equipment—Expenditures for additions and improvements are capitalized at cost. Depreciation is generally computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are up to 50 years for buildings and 3 to 40 years for machinery, equipment, and fixtures. Maintenance and repair costs are expensed as incurred.
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
        Goodwill—Goodwill is tested for impairment on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. Our Goodwill impairment assessment requires evaluating qualitative factors to determine if a reporting unit's carrying value would more likely than not exceed its fair value or performing a two-step quantitative assessment. We perform a qualitative assessment for certain reporting units, which requires evaluating factors specific to the reporting unit, including results of the most recent impairment test, current and long-range forecasted financial results, and changes in the strategic outlook or organization structure of the reporting unit, as well as industry and macroeconomic factors. If the Company concludes, based on the qualitative assessment, that a reporting unit's carrying value would more likely that not exceed its fair value, we would perform the two-step quantitative testing for that reporting unit.
        When a quantitative assessment is performed, the first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The Company completed its annual goodwill impairment assessment during the first quarter and monitored for any potential impairment in the remaining quarters. No impairment of goodwill was required in 2012, 2011 or 2010.
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
        The Company designates and assigns derivatives as hedges of forecasted transactions, specific assets or specific liabilities. When the hedged assets or liabilities are sold, extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company immediately recognizes the gain or loss on the designated hedging financial instruments in the consolidated statements of earnings.
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
        Pension and Other Post Retirement Benefits—The funded status of the Company’s defined pension and post retirement benefit plans is measured as the difference between the fair value of the plan assets and the benefit obligation. For the defined benefit plans, the benefit obligation is the projected benefit obligation; for any other defined benefit post retirement plans, the benefit obligation is the accumulated post retirement benefit obligation. The net over- or under-funded status is recognized as an asset or a liability on the balance sheet. Any unrecognized actuarial gain or loss, or service cost or benefit is reported as a component of accumulated other comprehensive income (loss).
        Shipping and Handling Costs—The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs, including warehousing expenses, were $115.6 million, $104.3 million, and $75.8 million in the years ended December 31, 2012, 2011, and 2010, respectively, and are included in selling, general and administrative expenses.
        Advertising Costs—Advertising costs are expensed as incurred and were $180.3 million, $180.6 million, and $155.3 million in the years ended December 31, 2012, 2011, and 2010, respectively.
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
        Recently Adopted Accounting Standards—In 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820),clarifying the existing measurement and disclosure requirements and expanding the disclosure requirements for certain fair value measurements.
        In 2012, the Company adopted ASU No. 2011-05 and ASU No. 2011-12, Comprehensive Income (Topic 220), requiring entities to present net income and other comprehensive income in either a single continuous statement or in two consecutive statements of net income and other comprehensive income.
        In 2012, the Company adopted ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If, as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.
        Recently Issued Accounting Standards—In July 2012, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. This ASU is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.
        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring entities to provide information about the amounts classified out of accumulated other comprehensive income by component. For significant reclassifications related to net income, the ASU requires disclosure in the consolidated statement of earnings or within the footnotes. For other amounts, the ASU requires a cross-reference to other disclosures that provide additional detail about those amounts. This ASU does not change the current requirements for reporting the consolidated statement of earnings or other comprehensive income in the financial statements. The ASU is effective for the Company in the period beginning January 1, 2013. The Company will provide the required financial reporting presentation upon the effective date.

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
        The following table presents the calculation of basic and diluted earnings per share:

	Years Ended December 31,
(In millions, except per share data)	2012	2011	2010
Basic earnings per share:
Weighted-average shares outstanding	203.6	204.3	204.7
Net earnings attributable to shareholders	$604.5	$508.5	$452.7
Dividends and undistributed earnings attributable to unvested shares	(1.4)	(1.4)	(1.4)
Net earnings attributable to shareholders used for basic earnings per share calculation	$603.1	$507.1	$451.3
Net earnings attributable to shareholders per share	$2.96	$2.48	$2.20
Diluted earnings per share:
Weighted-average shares outstanding	203.6	204.3	204.7
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.7	0.7	0.4
Weighted-average shares — diluted	204.3	205.0	205.1
Net earnings attributable to shareholders	$604.5	$508.5	$452.7
Dividends and undistributed earnings attributable to unvested shares	(1.4)	(1.4)	(1.4)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$603.1	$507.1	$451.3
Net earnings attributable to shareholders per share	$2.95	$2.47	$2.20

        Potential shares outstanding from all stock-based awards were 2.7 million, 2.9 million and 2.3 million as of December 31, 2012, 2011 and 2010, respectively, of which 2.0 million, 2.2 million and 1.9 million were not included in the diluted earnings per share calculation for the years ended December 31, 2012, 2011 and 2010, respectively.

4. INCOME TAXES
        On February 10, 2009, the Company entered into a tax matters agreement with Bristol-Myers Squibb Company (“BMS”). This agreement governs the tax relationship between the Company and BMS for the tax periods through the December 23, 2009 separation of the Company from BMS. Under this agreement, responsibility is allocated between BMS and MJN for the payment of taxes resulting from filing (i) tax returns on a combined, consolidated or unitary basis and (ii) single entity tax returns for entities that have both MJN and non-MJN operations. Accordingly, BMS prepared returns for MJN for all periods during which MJN was included in a combined, consolidated or unitary group with BMS for federal, state, local or foreign tax purposes, as if MJN itself was filed as a combined, consolidated or unitary group. BMS also prepared returns for the Company for all periods during which a single-entity tax return was filed for an entity that has both MJN and non-MJN operations. MJN made payments to BMS and BMS made payments to MJN with respect to such returns, as if such returns were actually required to be filed under the laws of the applicable taxing jurisdiction and BMS was the relevant taxing authority of such jurisdiction.
        On December 18, 2009, the Company and BMS entered into an Amended and Restated Tax Matters Agreement in anticipation of the separation from BMS. With respect to the period before the separation, the Amended and Restated Tax Matters Agreement allocates the responsibility of BMS and MJN for the payment of taxes in the same manner as discussed above with respect to the tax matters agreement. Pursuant to the Amended and Restated Tax Matters Agreement, the Company consented to join BMS in electing to allocate items ratably between the portion of the taxable year in which the Company was included in the BMS consolidated tax group, and the short period beginning after the separation and ending on December 31, 2009, when the Company is a separate taxpayer. Additionally under the Amended and Restated Tax Matters Agreement, BMS agreed to indemnify the Company for (i) any tax attributable to a MJN legal entity for any taxable period ending on or before December 31, 2008, (ii) any tax arising solely as a result of the IPO and the restructuring preceding the IPO, and (iii) any transaction tax associated with the separation transaction. The Company agreed to indemnify BMS for (i) any tax payable with respect to any separate return that the Company is required to file or cause to be filed, (ii) any tax incurred as a result of any gain which may be recognized by a member of the BMS affiliated group with respect to a transfer of certain foreign affiliates by the Company in preparation for the IPO, and (iii) any tax arising from the failure or breach of any representation or covenant made by the Company which failure or breach results in the intended tax consequences of the separation transaction not being achieved.
        The components of earnings before income taxes were:

	Years Ended December 31,
(In millions)	2012	2011	2010
U.S.	$131.8	$153.7	$108.4
Non-U.S.	673.2	568.2	525.9
Total	$805.0	$721.9	$634.3
        The above amounts are categorized based on the applicable taxing authorities.
        The provision (benefit) for income taxes attributable to operations consisted of:

	Years Ended December 31,
(In millions)	2012	2011	2010
Current:
U.S. federal	$37.1	$81.3	$38.0
U.S. states	(1.3)	10.7	4.0
Non-U.S.	139.7	144.2	114.9
Total current income tax expense	175.5	236.2	156.9

Deferred:
U.S. federal	15.8	(5.2)	21.8
U.S. states	(3.3)	(4.4)	(0.8)
Non-U.S.	4.6	(23.7)	(1.8)
Total deferred income tax expense	17.1	(33.3)	19.2

Total	$192.6	$202.9	$176.1
        Effective Tax Rate—MJN’s provision for income taxes in the years ended December 31, 2012, 2011 and 2010 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes as a result of the following:

(Dollars in millions)	2012		2011		2010
U.S. statutory rate	$281.7	35.0%	$252.6	35.0%	$222.0	35.0%
State and local taxes	0.8	0.1	3.7	0.5	1.5	0.2
Foreign income taxed at different rates	(67.7)	(8.4)	(42.1)	(5.8)	(21.7)	(3.4)
Repatriation of foreign income	21.6	2.7	21.8	3.0	16.6	2.7
Tax rulings	(46.4)	(5.8)	(51.9)	(7.2)	(42.1)	(6.7)
Reversal of deferred tax on prior years' unremitted foreign earnings due to a permanent reinvestment assertion	(8.7)	(1.1)	—	—	(3.8)	(0.6)
Other	11.3	1.4	18.8	2.6	3.6	0.6

Total provision / effective tax rate	$192.6	23.9%	$202.9	28.1%	$176.1	27.8%

        The Company negotiated a tax ruling effective from January 1, 2010, under which certain profits in the Netherlands are exempt from taxation through the year ending December 31, 2019. This ruling is superseded by a subsequent tax agreement effective July 26, 2012, whereby the Company and the Dutch tax authorities agreed to the appropriate remuneration attributable to Dutch manufacturing activities through the year ending December 31, 2019.

        Deferred Taxes and Valuation Allowance—The components of current and noncurrent deferred income tax assets (liabilities) were:

	December 31,
(In millions)	2012	2011
Deferred tax assets:
Accrued expenses	$28.0	$38.2
Accrued rebates and returns	44.5	43.9
Pension, post retirement and post employment liabilities	65.3	54.1
Stock-based compensation	18.3	16.3
Intercompany profit and other inventory items	6.3	39.6
Net operating loss carryforwards	17.2	14.2
Other—net	23.2	13.4
Valuation allowance	(6.1)	(7.0)
Total deferred tax assets	196.7	212.7
Deferred tax liabilities:
Depreciation and amortization	(76.5)	(64.5)
Unremitted earnings	(26.1)	(18.8)
Total deferred tax liabilities	(102.6)	(83.3)
Deferred tax assets—net	$94.1	$129.4

Recognized as:
Net deferred income taxes—current	85.5	118.1
Net deferred income taxes—noncurrent	8.6	11.3
Total	$94.1	$129.4
        As of December 31, 2012, the Company had definite-lived and indefinite-lived gross foreign net operating loss (“NOL”) carryforwards of $63.6 million. Indefinite-lived NOL carryforwards totaled $28.9 million with the remainder being definite-lived. An immaterial amount of these definite-lived NOL carryforwards will begin to expire in 2013, with the remainder of the definite-lived NOL carryforwards to expire no later than 2032. The valuation allowance recorded for NOL carryforwards decreased by $0.9 million during the year ended December 31, 2012.
        Income taxes paid were $226.8 million, $174.3 million, and $217.7 million in the years ended December 31, 2012, 2011, and 2010, respectively. The income taxes were paid to federal, state and foreign taxing authorities and BMS pursuant to the terms of the Amended and Restated Tax Matters Agreement.
        As of December 31, 2012, U.S. taxes have not been provided on approximately $821 million of foreign earnings as these undistributed earnings have been or are expected to be permanently invested offshore. If, in the future, these earnings are repatriated to the U.S., or if such earnings are determined to be remitted in the foreseeable future, additional tax provisions would be required. It is impracticable to define a precise estimate of the additional provision required. However, it would not be more than if these earnings were repatriated to the United States in such a manner that the entire amount of foreign earnings would be subject to the U.S. statutory tax rate with no U.S. tax relief for foreign taxes already paid. Based on the current U.S. statutory tax rate of 35%, and assuming no U.S. tax relief for foreign taxes already paid, an estimated $287 million U.S. tax liability would result. However, the Company has no plans to repatriate these foreign earnings.
        The Company’s tax returns are routinely audited by federal, state and foreign tax authorities and these tax audits are at various stages of completion at any given time. The Internal Revenue Service has completed examinations of the Company’s U.S. income tax filings through December 31, 2007. At December 31, 2012, tax years remaining open to examination outside the U.S. include 2003 and forward.

        A reconciliation of the Company’s changes in gross uncertain tax positions is as follows:

	Years Ended December 31,
(In millions)	2012	2011	2010
Balance at January 1:	$29.7	$13.6	$12.8
Increases based on current year tax positions	17.8	14.6	0.1
Decreases based on current year tax positions	—	—	—
Increases based on prior year tax positions	21.4	1.7	1.1
Decreases based on prior year tax positions	—	(0.3)	(0.3)
Settlements	—	(0.1)	(0.4)
Lapse of statute of limitations	(5.2)	—	—
Cumulative translation adjustment	1.0	0.2	0.3
Balance at December 31:	$64.7	$29.7	$13.6
        Uncertain tax positions have been recorded as part of other liabilities with a reversal of approximately $4 million expected in the next 12 months due to the expiration of statutes of limitations with no impact to the Company's overall effective tax rate. The amounts of uncertain tax positions that, if recognized, would impact the effective tax rate were $18.9 million, $10.9 million, and $3.0 million as of December 31, 2012, 2011 and 2010, respectively.
        Interest and penalties related to uncertain tax positions were $11.2 million, $8.2 million, and $6.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included as a component of other liabilities. The Company classifies interest and penalties related to uncertain tax positions as a component of provision for income taxes. The amount of interest and penalties included as a component of provision for income taxes was $5.0 million, $0.6 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
        The Company believes that it has provided adequately for all uncertain tax positions. Pursuant to the Amended and Restated Tax Matters Agreement, BMS maintains responsibility for all uncertain tax positions which may exist for any taxable period ending on or before December 31, 2008 or which may exist as a result of the IPO transaction. Pursuant to the Amended and Restated Tax Matters Agreement, the Company continues to maintain responsibility for all uncertain tax positions which may exist for any taxable period ending after December 31, 2008. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.

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
        During the fourth quarter of 2012, the Company implemented a change in its organizational structure involving the transfer of its Puerto Rican operations from North America to Latin America. This change did not impact Europe or Asia and did not have a material impact on the assets of North America or Latin America. Segment information, for all years presented, has been revised to be consistent with the new basis of presentation.
Corporate and Other consists of unallocated general and administrative expenses; global business support activities, including research and development, marketing and supply chain costs; and income or expenses incurred within the operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.
        The Company’s products are sold principally to wholesalers, retailers and distributors. One customer of both the Asia/Latin America and North America/Europe segments accounted for 11%, 12% and 12% of the Company’s gross sales for each year ended December 31, 2012, 2011, and 2010; a second customer of the Asia/Latin America segment accounted for 15%, 14%, and 12% of the Company’s gross sales for the years ended December 31, 2012, 2011, and 2010, respectively.

        The Company's segment, product and geographic results consisted of:

(In millions)	Net Sales	Earnings Before Interest and Income Taxes	Year-End Assets	Payments for Capital Expenditures	Depreciation and Amortization
Year ended December 31, 2012
Asia/Latin America	$2,719.5	$901.3	$1,810.1	$98.1	$25.8
North America/Europe	1,181.8	246.1	740.5	22.3	27.4
Total operating segments	3,901.3	1,147.4	2,550.6	120.4	53.2
Corporate and Other	—	(277.4)	707.6	4.0	23.7
Total	$3,901.3	$870.0	$3,258.2	$124.4	$76.9

Year ended December 31, 2011
Asia/Latin America	$2,447.2	$811.6	$1,476.0	$46.0	$24.8
North America/Europe	1,229.8	308.4	764.0	33.4	30.7
Total operating segments	3,677.0	1,120.0	2,240.0	79.4	55.5
Corporate and Other	—	(345.9)	526.8	30.1	19.8
Total	$3,677.0	$774.1	$2,766.8	$109.5	$75.3

Year ended December 31, 2010
Asia/Latin America	$1,951.0	$656.3	$1,288.5	$59.9	$20.9
North America/Europe	1,190.6	347.5	747.4	60.3	35.9
Total operating segments	3,141.6	1,003.8	2,035.9	120.2	56.8
Corporate and Other	—	(320.9)	257.2	52.2	7.9
Total	$3,141.6	$682.9	$2,293.1	$172.4	$64.7

Net Sales (in millions)	Infant Formula	Children’s Nutrition	Other	Total
Year ended December 31, 2012	$2,295.5	$1,487.0	$118.8	$3,901.3
Year ended December 31, 2011	$2,188.7	$1,394.4	$93.9	$3,677.0
Year ended December 31, 2010	$1,945.4	$1,119.2	$77.0	$3,141.6

Geographic (in millions)	United States	China/ Hong Kong	Mexico	Other	Total
Year ended December 31, 2012
Net Sales	$990.1	$1,160.1	$317.2	$1,433.9	$3,901.3
Long-Lived Assets	456.0	65.1	180.1	542.0	1,243.2
Year ended December 31, 2011
Net Sales	$1,019.7	$1,083.5	$321.0	$1,252.8	$3,677.0
Long-Lived Assets	457.3	60.7	171.6	171.0	860.6
Year ended December 31, 2010
Net Sales	$992.3	$745.3	$295.0	$1,109.0	$3,141.6
Long-Lived Assets	439.9	44.3	176.5	170.0	830.7

6. EMPLOYEE STOCK BENEFIT PLANS
        MJN 2009 Stock Award and Incentive Plan—The MJN 2009 Amended and Restated Stock Award and Incentive Plan (“Award and Incentive Plan”) provides for the grant of stock options, performance share awards, restricted stock units and other stock-based awards. Executive officers and other key employees of MJN, and non-employee directors and others who provide substantial services to MJN, are eligible to be granted awards under the Award and Incentive Plan. Twenty-five million shares of stock were approved and registered with the Securities and Exchange Commission (the “SEC”) for grants to participants under the Award and Incentive Plan. Shares used for awards assumed in an acquisition or combination will not count against the shares reserved under the Award and Incentive Plan. The shares reserved may be used for any type of award under the Award and Incentive Plan. Stock-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on the historical experience of participants in the stock-based compensation plans of our former parent, BMS.
        MJN may grant options to purchase common stock at no less than 100% of the closing market price on the date the option is granted. Stock options generally become exercisable in installments of either 25% per year on each of the first through the fourth anniversaries of the grant date or 33% per year on each of the first through the third anniversaries of the grant date. Stock options have a maximum term of 10 years. Generally, MJN will issue shares for the stock option exercises from treasury stock, if available, or will issue new shares.

        MJN may also grant performance share awards, which are granted in the form of a target number of performance shares to be earned and have a three-year performance cycle consisting of three one-year performance periods. The performance share awards have annual goals set at the beginning of each performance period, at which time the awards are considered granted. The maximum payout is 200%. If targets are not met for a performance period, no payment is made under the plan for that annual period.
        MJN may also grant restricted stock units under the Award and Incentive Plan. Restrictions generally expire over a 1- to 5-year period from the date of grant. Stock-based compensation expense is recognized over the restricted period. A restricted stock unit is a right to receive stock at the end of the specified vesting period. A restricted stock unit has non-forfeitable rights to dividend equivalent payments and has no voting rights.
        MJN Stock Options—The fair value of stock options granted in 2012, 2011, and 2010 was estimated on the date of grant using the Black-Scholes option pricing model. No stock options with market conditions were granted in 2012, 2011 or 2010. The following assumptions were used in the valuations:

	2012	2011	2010
	Black-Scholes Model	Black-Scholes Model	Black-Scholes Model
Expected volatility	26.9%	26.7%	23.2%
Risk-free interest rate	1.2%	2.6%	2.7%
Dividend yield	1.6%	1.7%	1.8%
Expected life	6.0 years	6.0 years	6.0 years

        The 2012 expected volatility assumption required in the Black-Scholes model was calculated based principally on the Company’s historical volatility, and to a lesser extent, on implied volatility from publicly-traded options on the Company’s stock. As MJN has not yet accumulated six years of historical stock trading data, the full history of MJN over the period of February 2009 through December 2012 is used to calculate the expected volatility assumption required in the Black-Scholes model. The 2011 expected volatility assumption required in the Black-Scholes model was calculated based on an equal weighting between the Company’s historical volatility and implied volatility from publicly-traded options on the Company’s stock. The 2010 expected volatility assumption required in the Black-Scholes model was calculated based on a combination of peer group analysis of stock price volatility and implied volatility from publicly-traded options on the Company’s stock.
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

        Stock option activities were as follows:

	Shares (in thousands)	Weighted Average Exercise Price of Shares	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance—January 1, 2010	997	$26.79	9.2	$26.7
Granted	550	46.71
Exercised	(80)	26.96		$2.1
Forfeited or expired	(63)	31.82
Balance—December 31, 2010	1,404	34.36	8.6	$48.2
Granted	558	59.18
Exercised	(140)	31.65		$5.2
Forfeited or expired	(33)	45.03
Balance—December 31, 2011	1,789	42.12	8.1	$47.6
Granted	491	78.12
Exercised	(325)	35.60		$11.6
Forfeited or expired	(53)	57.50
Balance—December 31, 2012	1,902	52.11	7.7	$99.2
Vested—December 31, 2012	728	39.89	6.9	$29.1
Vested and expected to vest—December 31, 2012	1,802	52.11	7.7	$93.9
        The weighted-average grant date fair value of stock options granted is $17.55, $14.73 and $10.31 for 2012, 2011 and 2010 respectively.
        Cash proceeds received from options exercised during the years ended December 31, 2012, 2011 and 2010 were $11.6 million, $4.5 million and $2.2 million, respectively. The tax benefit realized from stock options exercised was $4.8 million in 2012, $1.8 million in 2011 and $0.8 million in 2010.
        At December 31, 2012, total unrecognized compensation cost related to stock options of $7.5 million is expected to be recognized over a weighted average period of 1.9 years.
        MJN Performance Share Awards—The fair value of performance share awards is based on the closing trading price of MJN’s stock on the date of the grant, discounted using the risk-free interest rate as the awards do not participate in dividends. Information related to performance share awards activity is summarized as follows:

Grant Date	Performance Cycle Measurement Date	Shares Granted and Earned (in thousands)	Weighted- Average Grant- Date Fair Value	Performance Shares Outstanding at December 31, 2012
March 2, 2012	Annually on 12/31	401	$67.18	315
March 2, 2011	Annually on 12/31	273	$57.08	149
February 24, 2010	Annually on 12/31	237	$44.38	82

        Shares granted and earned in the table above assumes 100% plan performance adjusted for the actual plan achievement level for completed performance periods. At December 31, 2012, total unrecognized compensation cost related to the performance share awards granted of $7.3 million is expected to be recognized over a weighted average period of 1.4 years.

        MJN Restricted Stock Units—The fair value of restricted stock units is determined based on the closing trading price of MJN’s common stock on the grant date. A summary of restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock units—January 1, 2010	662	$34.18
Granted	150	47.53
Vested	(172)	42.16
Forfeited	(52)	35.37
Nonvested restricted stock units—December 31, 2010	588	35.15
Granted	134	59.40
Vested	(170)	44.44
Forfeited	(19)	40.39
Nonvested restricted stock units—December 31, 2011	533	38.09
Granted	146	76.98
Vested	(146)	32.28
Forfeited	(19)	47.57
Nonvested restricted stock units—December 31, 2012	514	50.24
        At December 31, 2012, total unrecognized compensation cost related to nonvested restricted stock units was $14.8 million and is expected to be recognized over a weighted average period of 2.4 years.
        Stock-Based Compensation Expense—The following table summarizes stock-based compensation expense related to MJN stock options, MJN performance share awards and MJN restricted stock units for the years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
(In millions)	2012	2011	2010
Stock options	$7.5	$5.9	$3.8
Performance share awards	16.1	22.8	5.6
Restricted stock units	8.6	11.2	10.3
Total pre-tax stock-based compensation expense	$32.2	$39.9	$19.7
Net tax benefit related to stock-based compensation expense	$(9.8)	$(14.1)	$(6.8)

        Stock-based compensation expense was recognized in the consolidated statements of earnings as follows:

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Cost of products sold	$3.0	$4.0	$2.0
Selling, general and administrative	26.2	31.9	15.7
Research and development	3.0	4.0	2.0
Total stock-based compensation expense	$32.2	$39.9	$19.7
        There were no costs related to stock-based compensation that were capitalized.
Accuracy of Fair Value Estimates
        The Company’s determination of fair value of stock-based compensation awards on the date of grant using an option pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s estimated stock price volatility over the term of the awards and estimated employee stock option exercise behaviors. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can affect the estimated value, the value may not be indicative of the fair value observed in an orderly transaction between market participants.

7. EMPLOYEE BENEFITS
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
        Changes in benefit obligations, plan assets, funded status and amounts recognized in the balance sheet were as follows:

	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Beginning benefit obligations	$402.7	$312.4	$30.2	$24.4
Service cost—benefits earned during the year	3.9	3.5	1.0	0.9
Interest cost on projected benefit obligations	15.6	17.0	1.3	1.3
Actuarial assumptions losses	72.2	90.7	2.6	3.9
Settlements and curtailments	(30.9)	(17.4)	—	—
Benefits paid	(2.2)	(2.2)	(0.1)	(0.2)
Exchange rate changes	2.3	(1.3)	0.1	(0.1)
Benefit obligations at end of year	$463.6	$402.7	$35.1	$30.2

Beginning fair value of plan assets	$280.7	$269.4	$—	$—
Actual return on plan assets	32.8	22.0	—	—
Employer contributions	28.2	9.5	0.1	0.2
Settlements	(29.3)	(17.4)	—	—
Benefits paid	(2.2)	(2.2)	(0.1)	(0.2)
Exchange rate changes	1.9	(0.6)	—	—
Fair value of plan assets at end of year	$312.1	$280.7	$—	$—
Underfunded status at end of year	$(151.5)	$(122.0)	$(35.1)	$(30.2)

Amounts in the consolidated balance sheets include:
Other assets	$2.2	$5.0	$—	$—
Pension, post retirement and post employment liabilities	(153.7)	(127.0)	(35.1)	(30.2)
Balance in the consolidated balance sheet at end of year	$(151.5)	$(122.0)	$(35.1)	$(30.2)

Amounts in accumulated other comprehensive loss include:
Net actuarial loss	$242.6	$208.6	$17.3	$16.6
Prior service (benefit)	—	—	(0.5)	(0.6)
Transition obligation	0.2	0.3	—	—
Balance in accumulated other comprehensive loss at end of year	$242.8	$208.9	$16.8	$16.0

Accumulated benefit obligation	$428.0	$362.8	$35.1	$30.2
        The Company’s defined benefit pension and post retirement benefit plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Years Ended December 31,
(In millions)	2012	2011
Projected benefit obligation	$449.3	$399.0
Accumulated benefit obligation	430.2	369.9
Fair value of plan assets	263.1	241.6

        The net periodic benefit cost of the Company’s defined benefit pension and post retirement benefit plans includes:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(In millions)	2012	2011	2010	2012	2011	2010
Service cost — benefits earned during the period	$3.9	$3.5	$2.9	$1.0	$0.9	$1.0
Interest cost on projected benefit obligations	15.6	17.0	17.8	1.3	1.3	1.1
Expected return on plan assets	(16.2)	(18.2)	(16.1)	—	—	—
Amortization of net actuarial loss	5.3	3.3	3.0	1.9	1.7	1.2
Amortization of prior service (benefit)	—	—	—	(0.2)	(0.2)	(0.2)
Amortization of transition cost	0.1	0.1	—	—	—	—

Sub-total	$8.7	$5.7	$7.6	$4.0	$3.7	$3.1
Settlements and curtailments	15.2	9.7	10.6	—	—	—
Total net periodic benefit cost	$23.9	$15.4	$18.2	$4.0	$3.7	$3.1

        The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 are:

(In millions)	Pension Benefits	Other Benefits
Amortization of net actuarial loss	$6.7	$1.7
Amortization of prior service (benefit)	—	(0.2)
Amortization of transition cost	0.1	—
	$6.8	$1.5
Actuarial assumptions
        Weighted-average assumptions used to determine benefit obligations are established as of the balance sheet date and were as follows:

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2012	2011	2012	2011
Discount rate	3.21%	4.00%	3.75%	4.28%
Rate of compensation increase	3.58%	4.03%	3.48%	3.95%

        The discount rate was determined based on the yield to maturity of high-quality corporate bonds and considering the duration of the pension plan obligations. The Citigroup Pension Discount Curve is used in developing the discount rate for the U.S. Pension Plan.
        Weighted-average assumptions used to determine net periodic benefit cost are established at the beginning of the plan year and were as follows:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	4.03%	5.59%	5.88%	4.29%	5.28%	5.53%
Expected long term return on plan assets	5.65%	6.91%	7.38%	—%	—%	—%
Rate of compensation increase	4.00%	4.02%	3.67%	3.94%	3.94%	3.53%

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
        For the U.S. Pension Plan, the expected long-term return on plan assets assumption to be used to determine net periodic benefit cost for the year ending December 31, 2013 is 6.00%. The expected long-term return on plan assets was determined based on the Company’s target asset allocation, expected rate of return by each asset class, and estimated future inflation.
        Gains and losses have resulted from changes in actuarial assumptions, such as changes in the discount rate, and from differences between assumed and actual experience, such as differences between actual and assumed returns on plan assets. These gains and losses are adjusted for the difference between the fair value and the market-related value of the plan assets and are amortized to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation for each respective plan. The majority of the remaining actuarial losses are amortized over the life expectancy of the plans’ participants for the frozen U.S. plans and expected remaining service periods for the other plans.
        Assumed health care cost trend rates were as follows:

	December 31,
	2012	2011	2010
Health care cost trend rate assumed for next year	7.8%	7.4%	7.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.9%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2023	2017	2017

        Assumed health care cost trend rates affect the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Increase/(decrease) in post retirement benefit obligation	0.1	0.4

Plan assets
        The Company’s investment strategy for the U.S. Pension Plan assets consists of a mix of equities and fixed income in order to achieve returns over a market cycle which reduces contribution and expense at an acceptable level of risk. The target asset allocation of 40% equity securities and similar financial instruments and 60% fixed income is maintained and cash flow (i.e., cash contributions, benefit payments) is used to rebalance back to the targets as necessary. Investments are well diversified within each of the two major asset categories. All of the U.S. equity investments are actively managed. Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative.
        The fair values of the Company’s pension plan assets by asset category were as follows:

	December 31, 2012			December 31, 2011
(In millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$11.4	$11.4	$—	$14.0	$14.0	$—
Equity securities:
U.S. large-cap	13.6	—	13.6	11.0	—	11.0
U.S. mid-cap growth	2.8	—	2.8	3.2	—	3.2
U.S. small-cap growth	1.5	—	1.5	1.7	—	1.7
Emerging markets	3.1	—	3.1	2.3	—	2.3
Real estate investment trusts	13.4	—	13.4	12.7	—	12.7
International large-cap value	28.3	—	28.3	26.1	—	26.1
Hedge fund	15.7	—	15.7	14.0	—	14.0
Fixed income securities:
Government bonds	83.5	—	83.5	53.3	—	53.3
Corporate bonds	138.8	—	138.8	142.4	—	142.4
Total	$312.1	$11.4	$300.7	$280.7	$14.0	$266.7
        Level 1 cash and cash equivalents, which excluded money market funds, are recorded at closing prices in active markets. Level 2 money market, equity, and fixed income funds are recorded at the net asset values per share, which were determined based on quoted market prices of the underlying assets contained within the funds. The Level 2 hedge fund is recorded at the net asset value per share, which was derived from the underlying funds’ net asset values per share; this diversified hedge fund may be redeemed quarterly with 60 days notice.
Contributions
        In 2013, the funding policy for the pension plans is to contribute amounts to provide for current service and to fund past service liability. MJN contributed $28.2 million, $9.5 million and $55.4 million to the pension plans in 2012, 2011 and 2010, respectively. The Company is not required to make any contributions to its pension plans in 2013, however the Company may elect to make a discretionary contributions of approximately $25 million. There will be no cash funding for other post retirement benefits in 2013.

Estimated Future Benefit Payments
        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension Benefits	Other Benefits
2013	$29.9	$0.6
2014	32.2	1.1
2015	33.3	1.4
2016	34.2	1.8
2017	35.4	2.1
Years 2018 - 2022	150.3	12.2

Defined Contribution Benefits
        Employees who meet certain eligibility requirements may participate in various defined contribution plans. Total cost recognized for all defined contribution benefit plans were $21.3 million, $19.3 million and $19.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

8. ACQUISITION

        On March 15, 2012, the Company acquired 80% of the outstanding capital stock of Nutricion para el Conosur S.A. which manufactures, distributes and sells infant formula and children’s nutrition products in Argentina under the SanCor Bebé and Bebé Plus brands. The acquisition combined the product portfolio, research and development, and marketing expertise of the Company with the manufacturing, distribution and local market knowledge of the noncontrolling interest owner. The primary reason for this acquisition was to build the Company’s global business by broadening and strengthening the Company’s country portfolio in the high growth Latin America region. The purchase price was 850.7 million Argentine pesos (ARS), which equated to $195.8 million as of March 15, 2012, and consisted of cash (ARS473.1 million) and a note payable (ARS377.6 million). See Note 15 for a discussion of the note payable. The acquisition was accounted for as a business combination and the operating results of the acquired business were included in the consolidated financial statements from the acquisition date.

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

        Under the terms of an agreement related to the acquisition, the noncontrolling interest owner has the right to require MJN to either (1) purchase (the “Put Right”) its remaining 20% noncontrolling interest or (2) sell to it (the “Call Right”) up to an additional 20% of the outstanding capital stock of Nutricion para el Conosur S.A. The Put Right is exercisable from September 15, 2015 to September 15, 2018 and the decision to exercise is not within the control of MJN. If exercised, the price paid will be determined based on established multiples of sales and earnings of the acquired business and is currently estimated to equate to fair value at the earliest exercise date. As a result of the Put Right, the noncontrolling interest is presented as redeemable noncontrolling interest outside of equity on the balance sheet. Accretion to the redemption value of the Put Right will be recognized through equity using an interest method over the period from March 15, 2012 to September 15, 2015.
9. OTHER EXPENSES/(INCOME)—NET
        The components of other expenses/(income)—net were:

	Years Ended December 31,
(In millions)	2012	2011	2010
Foreign exchange (gains)/losses—net	$(3.1)	$(9.7)	$2.9
Severance and other costs	8.0	9.9	5.1
Pension settlements and curtailments	15.2	9.7	10.6
Gain on sale of non-strategic intangible asset	(6.5)	—	—
Other—net	6.4	9.7	10.6
Other expenses—net	$20.0	$19.6	$29.2

10. NONCONTROLLING INTERESTS
        Net earnings attributable to noncontrolling interests consists of 20%, 11% and 10% interests held by third parties in operating entities in Argentina, China and Indonesia, respectively.

11. RECEIVABLES
        The major categories of receivables were as follows:

	December 31,
(In millions)	2012	2011
Trade receivables	$330.0	$314.0
Miscellaneous receivables	42.2	44.9
Less allowances	(7.6)	(6.3)
Receivables—net	$364.6	$352.6

12. INVENTORIES
        The major categories of inventories were as follows:

(In millions)	December 31, 2012	December 31, 2011
Finished goods	$264.6	$238.3
Work in process	56.9	99.0
Raw and packaging materials	114.4	197.6
Inventories	$435.9	$534.9

13. LONG-LIVED ASSETS
Property, Plant, and Equipment
        The major categories of property, plant, and equipment were as follows:

(In millions)	December 31, 2012	December 31, 2011
Land	$6.0	$5.8
Buildings	506.0	481.7
Machinery, equipment, and fixtures	595.7	565.0
Construction in progress	150.4	53.8
Accumulated depreciation	(568.2)	(530.2)
Property, plant, and equipment—net	$689.9	$576.1

        Depreciation expense was $55.8 million, $57.2 million and $54.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is primarily included in costs of products sold. Interest capitalized during the year was $0.6 million, $0.2 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company’s liability for asset retirement obligations was $3.3 million and $1.6 million at December 31, 2012 and 2011.

Other Intangible Assets

        The gross carrying value and accumulated amortization by class of intangible assets were as follows:

	As of December 31, 2012			As of December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets
Trademark	$45.3	$—	$45.3	$—	$—	$—
Non-compete agreement	8.9	—	8.9	—	—	—
Total	54.2	—	54.2	—	—	—
Amortizable intangible assets
Computer software	132.2	(60.2)	72.0	160.0	(68.4)	91.6
Distributor-customer relationships, 10 year life	4.4	(0.7)	3.7	—	—	—
Total	136.6	(60.9)	75.7	160.0	(68.4)	91.6
Total other intangible assets	$190.8	$(60.9)	$129.9	$160.0	$(68.4)	$91.6

        Amortization expense for other intangible assets was $21.1 million, $18.1 million and $10.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, the Company reduced computer software with an offsetting decrease in accumulated amortization to remove assets no longer in service.

        The trademark, non-compete agreement and distributor-customer relationship intangible assets are part of the acquisition discussed in Note 8.
        Expected amortization expense related to intangible assets is as follows:

(In millions) Years Ending December 31,
2013	$19.8
2014	15.8
2015	14.8
2016	12.1
2017	9.3
Later years	3.9

Non-Cash Activity

Additions to long-lived assets not yet paid were $78.7 million, $32.8 million and $20.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

14. GOODWILL

        For the year ended December 31, 2012, the change in the carrying amount of goodwill by reportable segment was as follows:

(In millions)	Asia/ Latin America	North America/ Europe	Total
Balance as of December 31, 2011	$115.8	$1.7	$117.5
Acquisition	155.5	17.3	172.8
Translation adjustments	(17.7)	(2.0)	(19.7)
Balance as of December 31, 2012	$253.6	$17.0	$270.6

        A portion of the goodwill from the acquisition of Nutricion para el Conosur S.A. was attributed to the North America/Europe segment in consideration of expected benefits to be derived from the acquisition. As of December 31, 2012, the Company had no accumulated impairment loss.

15. DEBT

Five-Year Revolving Credit Facility Agreement

        The Company’s short-term borrowings were from the 5-year revolving credit facility agreement (“Credit Facility”) and were $161.0 million as of December 31, 2012. As of December 31, 2011, the Company had no short-term borrowings. For the year ended December 31, 2012, borrowings from the Credit Facility had a weighted-average interest rate of 1.56%. As of December 31, 2012, borrowings from the Credit Facility had a weighted-average interest rate of 1.58%. The Company intends to repay these borrowings within 12 months and has the ability to do so.

        Borrowings from the Credit Facility are used for working capital and other general corporate purposes. The Credit Facility is unsecured, repayable on maturity in June 2016 and can be extended annually if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $500.0 million, which may be increased from time to time up to $750.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The Credit Facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these covenants as of December 31, 2012.

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

Note Payable

        On March 15, 2012, the Company acquired 80% of the outstanding capital stock of Nutricion para el Conosur S.A. See Note 8 for discussion of the acquisition. Of the ARS850.7 million purchase price, ARS377.6 million was financed through a note payable. As of December 31, 2012, the remaining balance of the note payable was ARS127.6 million ($26.0 million). ARS42.5 million is payable by March 15, 2013, and the final payment of ARS85.1 million is payable upon the later of March 15, 2013 or receipt of Argentine regulatory approval. The interest rate for the note payable is 14%.

Long-Term Debt

        The components of long-term debt were as follows:

(Dollars in millions)	December 31, 2012	December 31, 2011
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0
Subtotal	1,500.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for terminated interest rate swaps	26.0	35.3
Unamortized bond discount	(2.8)	(3.4)
Long-term debt	$1,523.2	$1,531.9

       The notes may be prepaid at any time, in whole or in part, at a redemption price equal to the greater of par value or an amount calculated based upon the sum of the present values of the remaining scheduled payments. Upon a change of control, we may be required to repurchase the notes in an amount equal to 101% of the then outstanding principal amount plus accrued and unpaid interest. Interest on the notes are due semi-annually, and the notes are not subject to amortization. The Company determined the fair value of its long-term debt based on current market yields in the secondary market, classified as Level 2. As of December 31, 2012 fair value of the Company's long-term debt was $1,687.6 million.

        The components of interest expense-net were as follows:

	Years Ended December 31,
(In millions)	2012	2011	2010
Interest expense	$70.9	$60.2	$53.2
Interest income	(5.9)	(8.0)	(4.6)
Interest expense-net	$65.0	$52.2	$48.6
Interest payments, net of amounts related to interest rate swaps	$74.9	$61.4	$51.5

16. DERIVATIVES
        The Company is exposed to market risk due to changes in currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These financial instruments are classified as Level 2 of the fair value hierarchy for both periods presented. For the years ended December 31, 2012 and 2011, there were no transfers between levels in the fair value hierarchy. Derivative financial instruments are not used for speculative purposes.
        The following table summarizes the Company’s fair value of outstanding derivatives designated as hedging instruments:

		December 31,
(In millions)	Balance Sheet Location	2012	2011
Cash flow hedges:
Foreign exchange contracts	Other assets	$—	$5.2
Foreign exchange contracts	Accrued expenses	(5.1)	(0.1)
Net asset/(liability) of derivatives designated as hedging instruments		$(5.1)	$5.1

        The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at December 31, 2012 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges-Foreign Exchange Contracts
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
        The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. For the years ended December 31, 2012, 2011, and 2010, the impact of hedge ineffectiveness on earnings was not significant.
        The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the years ended December 31, 2012, 2011, and 2010, the Company did not discontinue any cash flow hedges of this nature.
        The effective portion of changes in the fair value of foreign exchange contracts is recognized in earnings when the hedged item affects earnings, in cost of products sold, or deemed ineffective, in other expenses/(income)—net. All of the Company’s foreign exchange contracts qualify as hedges of probable forecasted cash flows.
        The table below summarizes the Company’s outstanding foreign exchange forward contracts at December 31, 2012. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

(Dollars in millions)	Weighted-average Forward Rate	Notional Amount	Fair Value Liability	Maturity
Foreign exchange contracts:
Cash flow hedges:
Canadian dollar	0.99	$9.9	$—	2013
Mexican peso	13.37	106.6	(2.7)	2013
Malaysian ringgit	3.13	49.2	(0.9)	2013
Philippine peso	42.28	41.5	(1.5)	2013
Total foreign exchange contracts		$207.2	$(5.1)

        The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges for the years ended December 31, 2012 and 2011, were as follows:

(In millions)	2012	2011
Balance—January 1	$4.3	$(1.8)
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(12.7)	5.8
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	0.8	2.9
Change in deferred taxes	3.5	(2.6)
Balance—December 31	$(4.1)	$4.3

        At December 31, 2012, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income (loss) was $(4.1) million, $(3.8) million of which is expected to be reclassified into earnings within the next 12 months.

Fair Value Hedges-Interest Rate Swaps
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

        In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. The Company had no interest rate swaps outstanding at December 31, 2012.
        (Gain) loss on marked to market of fair value hedges during the years ended December 31, 2012, 2011, and 2010 was as follows:

	(Gain) Loss on Marked to Market Swaps			(Gain) Loss on Marked to Market of Hedged Items
(In millions)	2012	2011	2010	2012	2011	2010
Interest expense—net	$—	$(4.2)	$(20.1)	$—	$4.2	$20.1
        The impact on earnings from interest rate swaps that qualified as fair value hedges was as follows:

(In millions)	2012	2011	2010
Recognized in interest expense	$—	$(6.3)	$(17.1)
Amortization of basis adjustment for terminated interest rate swaps recognized in interest expense	(9.3)	(5.5)	(0.3)
Total	$(9.3)	$(11.8)	$(17.4)
        See Note 15 for discussion on the Company’s long-term debt.
Non-Qualifying Foreign Currency Forward Contract
        The Company may, from time to time, enter into foreign currency forward contracts to hedge foreign currency denominated monetary assets and liabilities. The primary objective of these contracts is to protect the U.S. dollar value of foreign currency denominated monetary assets and liabilities from the effects of volatility in foreign exchange rates that might occur prior to their receipt or settlement in U.S. dollars. These contracts are not designated as hedges and are adjusted to fair value through other expenses/(income)—net, other assets and accrued expenses as they occur and substantially offset the change in fair value of the underlying foreign currency denominated monetary asset or liability. The Company had no foreign currency forward contracts of this nature during the years ended and as of December 31, 2012 and 2011, respectively. For the year ended December 31, 2010, the impact on earnings from foreign currency forward contracts of this nature was a gain of $1.0 million.

Other Financial Instruments

        The Company does not hedge the interest rate risk associated with money market funds, which totaled $520.7 million and $449.2 million as of December 31, 2012 and 2011, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet.  The money market funds have quoted market prices that are generally equivalent to par.

17. EQUITY
        Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2010	204.5	—	$—
Stock-based compensation	0.3	0.1	3.1
Treasury stock purchases	—	—	0.1
Balance as of December 31, 2010	204.8	0.1	$3.2

Stock-based compensation	0.3	—	4.9
Treasury stock purchases	—	1.3	81.6
Balance as of December 31, 2011	205.1	1.4	$89.7

Stock-based compensation	0.9	0.2	15.2
Treasury stock purchases	—	1.9	139.7
Balance as of December 31, 2012	206.0	3.5	$244.6

        The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.
        The Company corrected the number of authorized shares of common stock as of December 31, 2011 to properly reflect shares authorized in its second amended and restated certificate of incorporation.
        On March 16, 2010, MJN’s board of directors authorized the repurchase of up to $300.0 million of the Company’s stock. From the date of such authorization through December 31, 2012, 3.2 million shares were repurchased at an average cost per share of $69.43. As of December 31, 2012, the Company has $78.7 million available under the authorization.

18. LEASES
        Minimum rental commitments under all non-cancelable operating leases, primarily real estate leases for offices, manufacturing-related leases and vehicle leases, in effect at December 31, 2012, are:

(In millions) Years Ending December 31,
2013	$38.5
2014	29.6
2015	23.3
2016	18.3
2017	14.3
Later Years	33.8
Total Minimum Payments	$157.8

        Operating lease rental expenses were $37.4 million, $35.5 million and $24.1 million in the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012 and 2011, MJN had capital lease obligations outstanding in the amount of $2.7 million and $3.1 million, respectively.

19. CONTINGENCIES

        In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters.

        The Company is not aware of any environmental, health or safety-related litigation or significant environmental, health or safety-related financial obligations or liabilities arising from current or former operations or properties that are likely to have a material impact on the Company’s business, financial position, results of operations or cash flows. Liabilities or obligations, which could require the Company to make significant expenditures, could arise in the future, however, as the result of, among other things, changes in, or new interpretations of, existing laws, regulations or enforcement policies, claims relating to on- or off-site contamination, or the imposition of unanticipated investigation or cleanup obligations.

        The Company records accruals for such contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although MJN cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of December 31, 2012, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cash flows for the periods in which a loss is recognized.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, Except Per Share Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2012:
Net sales	$986.6	$1,012.3	$921.3	$981.1	$3,901.3
Gross profit	$613.1	$640.0	$563.8	$599.1	$2,416.0
Net earnings attributable to shareholders	$164.2	$165.8	$140.3	$134.2	$604.5
Basic earnings per share	$0.80	$0.81	$0.69	$0.66	$2.96
Diluted earnings per share	$0.80	$0.81	$0.69	$0.66	$2.95
2011:
Net sales	$899.8	$932.0	$933.9	$911.3	$3,677.0
Gross profit	$579.8	$602.9	$575.6	$556.4	$2,314.7
Net earnings attributable to shareholders	$146.1	$132.1	$144.7	$85.6	$508.5
Basic earnings per share	$0.71	$0.64	$0.71	$0.42	$2.48
Diluted earnings per share	$0.71	$0.64	$0.70	$0.42	$2.47

SCHEDULE II
MEAD JOHNSON NUTRITION COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Provisions for bad debts	Bad debts written off	Other	Balance at end of period
(In millions)
Allowances for Doubtful Accounts
For the year ended December 31, 2012	$6.3	$1.5	$(0.4)	$0.2	$7.6
For the year ended December 31, 2011	8.3	0.2	—	(2.2)	6.3
For the year ended December 31, 2010	6.2	0.4	—	1.7	8.3

Description	Balance at beginning of period	Provision for valuation allowance	Release of valuation allowance/ other	Balance at end of period
(In millions)
Valuation Allowance on Deferred Tax Assets
For the year ended December 31, 2012	$7.0	$1.1	$(2.0)	$6.1
For the year ended December 31, 2011	3.3	3.7	—	7.0
For the year ended December 31, 2010	—	3.3	—	3.3

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2012, based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2012, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION.
        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

       The information required by this Item 10 is set forth under the headings “Directors, Executive Officers and Corporate Governance – Board of Directors,” “Directors, Executive Officers and Corporate Governance – Code of Ethics,” “Directors, Executive Officers and Corporate Governance – Committees of the Board of Directors,” “Directors, Executive Officers and Corporate Governance – Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) and is incorporated herein by reference. The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the Company’s 2012 fiscal year.

Item 11.    EXECUTIVE COMPENSATION.
        The information required by this Item 11 is set forth under the headings “Directors, Executive Officers and Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation and Management Development Committee Report,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance – Compensation of Directors” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
       The information required by this Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
       The information required by this Item 13 is set forth under the headings “Review, Approval or Ratification of Transactions with Related Persons” and “Directors, Executive Officers and Corporate Governance – Board of Directors – Director Independence” in our 2013 Proxy Statement and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
       The information required by this Item is set forth under the headings “Audit Related Matters - Fees Paid to Independent Registered Public Accounting Firm” and “Audit Related Matters - Pre-approval of Audit and Permissible Non-Audit Services” in our 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

       The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements on page 40. The exhibits filed as a part of this Annual Report on Form 10-K are listed in the accompanying Exhibit Index on page 76.

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY
Date: February 21, 2013	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 21, 2013	By:	/s/ Stephen W. Golsby
Stephen W. Golsby
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 21, 2013	By:	/s/ Peter G. Leemputte
Peter G. Leemputte
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: February 21, 2013	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Corporate Controller
(Principal Accounting Officer)
Date: February 21, 2013	By:	/s/ James M. Cornelius
James M. Cornelius
Chairman of the Board of Directors
Date: February 21, 2013	By:	/s/ Steven M. Altschuler, M.D.
Steven M. Altschuler, M.D.
Director
Date: February 21, 2013	By:	/s/ Howard B. Bernick
Howard B. Bernick
Director

Date: February 21, 2013	By:	/s/ Kimberly A. Casiano
Kimberly A. Casiano
Director
Date: February 21, 2013	By:	/s/ Anna C. Catalano
Anna C. Catalano
Director
Date: February 21, 2013	By:	/s/ Celeste A. Clark, Ph.D.
Celeste A. Clark, Ph.D.
Director
Date: February 21, 2013	By:	/s/ Peter Kasper Jakobsen
Peter Kasper Jakobsen
Director
Date: February 21, 2013	By:	/s/ Peter G. Ratcliffe
Peter G. Ratcliffe
Director
Date: February 21, 2013	By:	/s/ Elliott Sigal, M.D., Ph.D.
Elliott Sigal, M.D., Ph.D.
Director
Date: February 21, 2013	By:	/s/ Robert S. Singer
Robert S. Singer
Director

EXHIBIT INDEX

Exhibit Number	Description

3	Articles of Incorporation and Bylaws
3.1	Second Amended and Restated Certificate of Incorporation of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 8, 2010)
3.2	Amended and Restated By-laws of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 30, 2012)

4	Instruments defining the rights of the security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-156298) filed on January 14, 2009)
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
10.1
Separation Agreement by and between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company, dated January 31, 2009 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.2
Employee Matters Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company, dated January 31, 2009 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.3
Second Amended and Restated Transitional Services Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition, dated December 18, 2009 (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 25, 2010)

10.4
Amended and Restated Tax Matters Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 23, 2009)

10.5
Five Year Revolving Credit Facility Agreement, dated as of June 17, 2011, among Mead Johnson Nutrition Company, Mead Johnson & Company, LLC, the borrowing subsidiaries, the lenders named therein, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Royal Bank of Canada, as Co-Documentation Agents, Citibank, N.A., as Syndication Agent, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed on July 28, 2011)

10.6†
Supply Agreement by and between Mead Johnson & Company and Martek Biosciences Corporation, dated as of January 1, 2006 (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 (Registration No. 333-156298) filed on December 19, 2008)

10.7†
Amendment No. 1 to Supply Agreement by and between Mead Johnson & Company, LLC and Martek Biosciences Corporation, made and entered into effective as of June 1, 2010 (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2010 filed on July 29, 2010)

10.8*	Mead Johnson Nutrition Company 2009 Amended and Restated Stock Award and Incentive Plan (incorporated by reference to Addendum A to Definitive Proxy Statement on Schedule 14A filed on April 2, 2010)
10.9*	Mead Johnson Nutrition Company 2009 Senior Executive Performance Incentive Plan (As Amended and Restated Effective as of January 1, 2011)
10.10*
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

Exhibit Number	Description

10.12*	Mead Johnson & Company Key International Pension Plan (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.13*	Mead Johnson & Company LLC Senior Executive Severance Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on December 23, 2009)
10.14*	Mead Johnson & Company LLC Senior Executive Change In Control Severance Plan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on December 23, 2009)
10.15*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.16*	Form of Performance Shares Agreement (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.17*	Form of Director Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.18*	Form of Employee Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.19*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on December 23, 2009)

21	Subsidiaries of the Registrant
21.1	Subsidiaries of the Registrant

23	Consents of experts and counsel
23.1	Consent of Deloitte & Touche LLP

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer

32	Section 1350 Certifications
32.1	Certification of the Chief Executive Officer
32.2	Certification of the Chief Financial Officer

101	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

†
Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

*	Compensatory plan or arrangement.

**	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in this exhibit shall be deemed to be “furnished” and not “filed.”