Form 10-Q
period 2013-03-31
Mead Johnson Nutrition Co
filed 2013-04-25
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 22, 2013, there were 202,474,989 shares of common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
NET SALES	$1,037.9	$986.6
Cost of Products Sold	390.9	373.5
GROSS PROFIT	647.0	613.1
Expenses:
Selling, General and Administrative	217.0	210.4
Advertising and Promotion	144.5	125.8
Research and Development	24.2	22.5
Other Expenses – net	12.2	5.6
EARNINGS BEFORE INTEREST AND INCOME TAXES	249.1	248.8

Interest Expense – net	14.2	14.5
EARNINGS BEFORE INCOME TAXES	234.9	234.3

Provision for Income Taxes	60.4	64.5
NET EARNINGS	174.5	169.8
Less Net Earnings Attributable to Noncontrolling Interests	2.0	5.6
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$172.5	$164.2
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$0.85	$0.80
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$0.85	$0.80

Dividends Declared per Share	$0.34	$0.30

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
NET EARNINGS	$174.5	$169.8

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	(34.7)	22.9
Tax Benefit/(Expense)	3.2	(6.4)
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Losses on Derivatives Qualifying as Hedges for the Period	(4.4)	(6.4)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	3.0	(1.0)
Tax Benefit	0.5	2.2
Pension and Other Postretirement Benefits
Deferred Gains/(Losses) on Pension and Other Postretirement Benefits	1.0	(0.1)
Reclassification Adjustment for Losses Included in Net Earnings	8.9	1.8
Tax Benefit/(Expense)	(3.5)	0.8
OTHER COMPREHENSIVE INCOME/(LOSS)	(26.0)	13.8

COMPREHENSIVE INCOME	148.5	183.6

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	(3.2)	5.6

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$151.7	$178.0

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,017.2	$1,042.1
Receivables – net of allowances of $6.8 and $7.6, respectively	413.4	364.6
Inventories	444.0	435.9
Deferred Income Taxes – net of valuation allowance	83.8	86.4
Income Taxes Receivable	31.2	26.0
Prepaid Expenses and Other Assets	66.3	60.0
Total Current Assets	2,055.9	2,015.0
Property, Plant, and Equipment – net	716.8	689.9
Goodwill	228.2	270.6
Other Intangible Assets – net	122.6	129.9
Deferred Income Taxes – net of valuation allowance	21.7	24.5
Other Assets	130.3	128.3
TOTAL	$3,275.5	$3,258.2
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Short-term Borrowings	$103.1	$161.0
Accounts Payable	511.7	508.5
Dividends Payable	69.4	61.3
Note Payable	19.1	26.0
Accrued Expenses	201.5	220.4
Accrued Rebates and Returns	319.6	314.8
Deferred Income – current	28.3	36.1
Income Taxes – payable and deferred	64.2	41.8
Total Current Liabilities	1,316.9	1,369.9
Long-Term Debt	1,521.1	1,523.2
Deferred Income Taxes – noncurrent	17.3	15.9
Pension, Postretirement and Postemployment Liabilities	186.2	188.8
Other Liabilities	106.0	95.1
Total Liabilities	3,147.5	3,192.9
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	39.3	36.3

EQUITY/(DEFICIT)
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 206.4 and 206.0 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(661.3)	(676.6)
Retained Earnings	1,218.6	1,124.8
Treasury Stock – at cost	(276.7)	(244.6)
Accumulated Other Comprehensive Loss	(207.8)	(187.0)
Total Shareholders’ Equity	74.9	18.7
Noncontrolling Interests	13.8	10.3
Total Equity	88.7	29.0
TOTAL	$3,275.5	$3,258.2

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity/ (Deficit)	Redeemable Non- controlling Interest
Balance as of January 1, 2013	$2.1	$(676.6)	$1,124.8	$(244.6)	$(187.0)	$10.3	$29.0	$36.3
Stock-based Compensation Awards		15.3		(9.1)			6.2
Treasury Stock Acquired				(23.0)			(23.0)
Cash Dividends Declared			(69.0)				(69.0)
Net Earnings			172.5			1.7	174.2	0.3
Redeemable Noncontrolling Interest Accretion			(9.7)				(9.7)	9.7
Other Comprehensive Income (Loss)					(20.8)	1.8	(19.0)	(7.0)
Balance as of March 31, 2013	$2.1	$(661.3)	$1,218.6	$(276.7)	$(207.8)	$13.8	$88.7	$39.3

Balance as of January 1, 2012	$2.1	$(728.4)	$770.0	$(89.7)	$(133.1)	$11.1	$(168.0)	$—
Stock-based Compensation Awards		17.8		(13.6)			4.2
Treasury Stock Acquired				(17.2)			(17.2)
Acquisition								30.2
Cash Dividends Declared			(61.3)				(61.3)
Net Earnings			164.2			5.5	169.7	0.1
Other Comprehensive Income (Loss)					13.8	—	13.8
Balance as of March 31, 2012	$2.1	$(710.6)	$872.9	$(120.5)	$(119.3)	$16.6	$(58.8)	$30.3

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$174.5	$169.8
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	20.1	18.5
Other	30.3	28.0
Changes in Assets and Liabilities	(14.4)	(196.0)
Pension and Other Postretirement Benefits Contributions	(2.6)	(0.9)
Net Cash Provided by Operating Activities	207.9	19.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(77.5)	(30.4)
Proceeds from Sale of Property, Plant and Equipment	0.8	0.5
Investment in Other Companies	(0.7)	—
Acquisition	—	(106.1)
Net Cash Used in Investing Activities	(77.4)	(136.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	3.1	30.0
Repayments of Short-term Borrowings	(61.0)	(30.0)
Repayments of Notes Payable	(8.4)	—
Payments of Dividends	(60.9)	(53.0)
Stock-based-compensation-related Proceeds and Excess Tax Benefits	5.2	11.5
Purchases of Treasury Stock	(32.1)	(29.6)
Net Cash Used in Financing Activities	(154.1)	(71.1)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(1.3)	8.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24.9)	(179.6)
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,042.1	840.3
End of Period	$1,017.2	$660.7

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

2.                                      ACCOUNTING POLICIES

Basis of Presentation—The Company prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements have been condensed or omitted. The Company is responsible for the financial statements included in this Form 10-Q.

The consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2013 and December 31, 2012, results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full-year operating results or future performance.

The accounting policies used in preparing these consolidated financial statements are the same as those used to prepare the Company’s annual report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited year-end financial statements and accompanying notes included in the Company’s 2012 Form 10-K.

Recently Adopted Accounting Standards—In February 2013, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For significant reclassifications related to net income, the ASU required disclosure in the consolidated statement of earnings or within the footnotes. For other amounts, the ASU required a cross-reference to other disclosures that provide additional detail about those amounts. This ASU did not change the current requirements for reporting the consolidated statement of earnings or other comprehensive income in the financial statements. The Company adopted the guidance effective January 1, 2013.

Recently Issued Accounting Standards—In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), clarifying the applicable guidance for the release of the cumulative translation adjustment. ASU 2013-05 is effective for the Company in the period beginning January 1, 2014. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share data)	2013	2012
Basic earnings per share:
Weighted-average shares outstanding	202.7	203.9
Net earnings attributable to shareholders	$172.5	$164.2
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.4)
Net earnings attributable to shareholders used for basic earnings per share calculation	$172.1	$163.8
Net earnings attributable to shareholders per share	$0.85	$0.80
Diluted earnings per share:
Weighted-average shares outstanding	202.7	203.9
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.5	0.7
Weighted-average shares — diluted	203.2	204.6
Net earnings attributable to shareholders	$172.5	$164.2
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.4)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$172.1	$163.8
Net earnings attributable to shareholders per share	$0.85	$0.80

Potential shares outstanding from all stock-based awards were 3.1 million and 3.1 million as of March 31, 2013 and 2012, respectively, of which 2.6 million and 2.4 million were not included in the diluted earnings per share calculation for the three months ended March 31, 2013 and 2012, respectively.

4.                                      INCOME TAXES

For the three months ended March 31, 2013 and 2012, the effective tax rate (“ETR”) was 25.7% and 27.5%, respectively. The lower ETR was primarily attributable to management’s assertion that certain current year foreign earnings and profits are permanently invested abroad.

The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of March 31, 2013 and December 31, 2012, was $85.1 million and $75.9 million, respectively. The Company believes that it has adequately provided for all uncertain tax positions. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.

Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (“BMS”), the Company’s former parent, maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has recorded a receivable from BMS for uncertain tax positions, including penalties and interest, of $8.3 million as of March 31, 2013.

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

During the fourth quarter of 2012, the Company implemented a change in its organizational structure involving the transfer of its Puerto Rican operations from North America to Latin America. This change did not impact Europe or Asia and did not have a material impact on the assets of North America or Latin America. Segment information, for all periods presented, has been revised to be consistent with the new basis of presentation.

Corporate and Other consists of unallocated general and administrative expenses; global business support activities, including research and development, marketing and supply chain costs; and income or expenses incurred within the operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

The following table summarizes net sales and earnings before interest and income taxes for each of our reportable segments:

	Three Months Ended March 31,
	Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2013	2012	2013	2012
Asia/Latin America	$755.3	$707.3	$268.4	$280.9
North America/Europe	282.6	279.3	51.3	31.8
Total operating segments	1,037.9	986.6	319.7	312.7
Corporate and Other	—	—	(70.6)	(63.9)
Total	$1,037.9	$986.6	$249.1	$248.8

6.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended March 31,
(In millions)	2013	2012
Stock options	$1.7	$1.8
Performance share awards	4.2	5.4
Restricted stock units	2.7	2.4
Total pre-tax stock-based compensation expense	$8.6	$9.6
Net tax benefit related to stock-based compensation expense	$(2.9)	$(3.8)

During the three months ended March 31, 2013, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.5	$15.02
Performance share awards	0.2	$72.14
Restricted stock units	0.1	$74.72

As of March 31, 2013, the Company had the following awards outstanding and related expense yet to be recognized:

(Dollars and shares in millions)	Outstanding	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	2.3	$12.2	2.4
Performance share awards	0.4	$19.7	1.6
Restricted stock units	0.5	$21.2	2.7

7.                                      PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Service cost – benefits earned during the period	$1.3	$0.9	$0.3	$0.2
Interest cost on projected benefit obligations	3.6	3.9	0.3	0.3
Expected return on plan assets	(4.1)	(4.0)	—	—
Amortization of net actuarial loss	1.6	1.3	0.4	0.5
Net periodic benefit cost	$2.4	$2.1	$1.0	$1.0
Settlements	6.9	—	—	—
Total net periodic benefit cost	$9.3	$2.1	$1.0	$1.0

Settlements reflect the recognition of losses that were previously deferred within accumulated other comprehensive income (loss) attributable to plan participants who have received lump sum distributions during the plan year. Recognition of settlements is triggered when the amount paid for lump sum distributions from a plan exceeds the sum of service and interest cost for the plan year. For the U.S. plans, losses reclassified to settlements were $6.9 million and zero for the three months ended March 31, 2013 and 2012, respectively. Settlements are recognized as Other Expenses in the consolidated statements of earnings.

8.                               OTHER EXPENSES - NET

The components of Other Expenses - net were:

	Three Months Ended March 31,
(In millions)	2013	2012
Foreign exchange losses - net	$4.7	$3.2
Pension settlements	6.9	—
Other - net	0.6	2.4
Other expenses - net	$12.2	$5.6

9.                                      REDEEMABLE NONCONTROLLING INTEREST

On March 15, 2012, the Company acquired 80% of the outstanding capital stock of Nutricion para el Conosur S.A. which manufactures, distributes and sells infant formula and children’s nutrition products in Argentina under the SanCor Bebé and Bebé Plus brands (the “Argentine Acquisition”). Under the terms of an agreement related to the Argentine Acquisition, the noncontrolling interest owner has the right to require MJN to purchase (the “Put Right”) its remaining 20% interest or to sell (the “Call Right”) up to an additional 20% of the outstanding capital stock of Nutricion para el Conosur S.A. The Put Right is exercisable from September 15, 2015 to September 15, 2018 and the decision to exercise is not within the control of MJN. The price paid upon exercise will be determined based on established multiples of sales and earnings of the acquired business and is currently estimated to equate to fair value at the earliest exercise date. As a result of the Put Right, the noncontrolling interest is presented as redeemable noncontrolling interest outside of equity on the balance sheet. Accretion to the redemption value of the Put Right will be recognized through equity using an interest method over the period from March 15, 2012 to September 15, 2015.

10.                                      NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in operating entities in Argentina, China and Indonesia, respectively.

11.                               INVENTORIES

The major categories of inventories were as follows:

(In millions)	March 31, 2013	December 31, 2012
Finished goods	$239.2	$264.6
Work in process	70.8	56.9
Raw and packaging materials	134.0	114.4
Inventories	$444.0	$435.9

12.                               PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant, and equipment were as follows:

(In millions)	March 31, 2013	December 31, 2012
Land	$6.4	$6.0
Buildings	523.6	506.0
Machinery, equipment, and fixtures	621.5	595.7
Construction in progress	147.1	150.4
Accumulated depreciation	(581.8)	(568.2)
Property, plant, and equipment — net	$716.8	$689.9

13.                               GOODWILL

The Company tests goodwill and intangible assets not subject to amortization for impairments in the first quarter of each year and whenever a significant event occurs or circumstances change that would, more likely than not, reduce the fair value of these intangible assets. As a result of the Company’s review in the first quarter of 2013, the Company concluded that no impairment of goodwill or intangibles not subject to amortization exists. During the course of this review, however, the Company determined that the amount of goodwill attributed to certain reporting units needed to be revised.

For the three months ended March 31, 2013 and 2012, the change in the carrying amount of goodwill by reportable segment, was primarily driven by the cumulative impact due to a correction of the currency denomination of the goodwill related to two reporting units. The revision had the impact of decreasing the Company’s total value of goodwill and decreasing the total currency translation adjustment included in the accumulated other comprehensive income section of shareholders’ equity and other comprehensive income.

For the three months ended March 31, 2013 and 2012, the change in the carrying amount of goodwill by reportable segment, including the cumulative impact of the revisions described above, was as follows:

(In millions)	Asia/ Latin America	North America/ Europe	Total
Balance as of January 1, 2013	$253.6	$17.0	$270.6
Redenomination	(42.5)	2.0	(40.5)
Translation adjustments	(1.9)	—	(1.9)
Balance as of March 31, 2013	$209.2	$19.0	$228.2

Balance as of January 1, 2012	$115.8	$1.7	$117.5
Acquisition	155.5	17.3	172.8
Translation adjustments	(0.8)	(0.1)	(0.9)
Balance as of March 31, 2012	$270.5	$18.9	$289.4

As of March 31, 2013, the Company had no accumulated impairment loss.

14.                               OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2013 and December 31, 2012 were as follows:

	As of March 31, 2013			As of December 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trademark(1) .	$43.4	$—	$43.4	$45.3	$—	$45.3
Non-compete agreement(1) .	8.6	—	8.6	8.9	—	8.9
Sub-total	52.0	—	52.0	54.2	—	54.2
Amortizable intangible assets:
Computer software	131.7	(64.9)	66.8	132.2	(60.2)	72.0
Distributor-customer relationship(1) .	4.2	(0.4)	3.8	4.4	(0.7)	3.7
Sub-total	135.9	(65.3)	70.6	136.6	(60.9)	75.7
Total other intangible assets	$187.9	$(65.3)	$122.6	$190.8	$(60.9)	$129.9
(1) Changes in balances result from currency translation and amortization.

15.                               DEBT

Short-Term Borrowings and Five-Year Revolving Credit Facility Agreement

The Company’s short-term borrowings were primarily from the five-year revolving credit facility agreement (“Credit Facility”) and were $103.1 million and $161.0 million as of March 31, 2013 and December 31, 2012 respectively. For the three months ended March 31, 2013, borrowings from the Credit Facility had a weighted-average interest rate of 1.54%. As of March 31, 2013, borrowings from the Credit Facility had a weighted-average interest rate of 1.67%. The Company intends to repay these borrowings within 12 months and has the ability to do so.

Borrowings from the Credit Facility are used for working capital and other general corporate purposes. The Credit Facility is unsecured and repayable on maturity in June 2016, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $500.0 million, which may be increased from time to time up to $750.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The Credit Facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these covenants as of March 31, 2013.

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

Note Payable

On March 15, 2012, the Company completed the Argentine Acquisition described in Note 9. Of the ARS850.7 million purchase price payable in connection with the Argentine Acquisition, ARS377.6 million was financed through a note payable. As of March 31, 2013, the remaining balance of the note payable was ARS85.1 million ($19.1 million) due upon the receipt of Argentine regulatory approval (the “Payment Date”). Through March 15, 2013, the annual interest rate for the note payable was 14%. Effective as of March 16, 2013, the note was converted to U.S. dollar-denominated indebtedness and the annual interest rate was automatically modified to be 0.85% through the Payment Date.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	March 31, 2013	December 31, 2012
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0
Sub-total	1,500.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for terminated interest rate swaps	23.7	26.0
Unamortized bond discount	(2.6)	(2.8)
Long-term debt	$1,521.1	$1,523.2

Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $1,685.0 million (Level 2) as of March 31, 2013.

The components of interest expense-net were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Interest expense	$16.0	$16.2
Interest income	(1.8)	(1.7)
Interest expense-net	$14.2	$14.5

16.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Derivatives

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These financial instruments are in Level 2 of the fair value hierarchy for both periods presented. For the three months ended March 31, 2013 and 2012, there were no transfers between levels in the fair value hierarchy. Derivative financial instruments are not used for speculative purposes.

The following table summarizes the Company’s fair value of outstanding derivatives designated as hedging instruments:

(In millions)
Cash flow hedges:	Balance Sheet Location	March 31, 2013	December 31, 2012
Foreign exchange contracts	Other assets	$0.2	$—
Foreign exchange contracts	Accrued expenses	(6.2)	(5.1)
Net liability of derivatives designated as hedging instruments		$(6.0)	$(5.1)

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company uses a variety of major banks worldwide whose long-term debt is rated A or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at March 31, 2013 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

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

The Company assesses hedge effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. For the three months ended March 31, 2013 and 2012, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable to occur on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. During three months ended March 31, 2013 and 2012, the Company did not discontinue any cash flow hedges.

The effective portion of changes in the fair value of foreign exchange contracts is recognized in earnings when the hedged item affects earnings, in cost of products sold, or deemed ineffective, in other expenses/(income)—net. All of the Company’s foreign exchange contracts qualify as hedges of probable forecasted cash flows.

As of March 31, 2013, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $168.8 million, with a fair value of $6.0 million in net liabilities. As of December 31, 2012, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $207.2 million, with a fair value of $5.1 million in net liabilities. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive loss and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2013	2012
Balance—January 1	$(4.1)	$4.3
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(4.4)	(6.4)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	3.0	(1.0)
Change in deferred taxes	0.5	2.2
Balance—March 31	$(5.0)	$(0.9)

At March 31, 2013, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive loss was $5.0 million, all of which is expected to be reclassified into earnings within the next 12 months.

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

In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. The amortization of the basis adjustment for the terminated interest rate swaps reduced interest expense by $2.3 million for the three months ended March 31, 2013 and 2012. There were no interest rate swaps outstanding at March 31, 2013. See Note 15 for discussion of the Company’s long-term debt.

There were no ineffective fair value hedges for the three months ended March 31, 2013 and 2012.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds which totaled $398.6 million and $520.7 million as of March 31, 2013 and December 31, 2012, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

17.                               EQUITY

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2013	206.0	3.5	$244.6
Stock-based compensation	0.4	0.1	9.1
Treasury stock purchases	—	0.3	23.0
Balance as of March 31, 2013	206.4	3.9	$276.7

Balance as of January 1, 2012	205.1	1.4	$89.7
Stock-based compensation	0.6	0.2	13.6
Treasury stock purchases	—	0.2	17.2
Balance as of March 31, 2012	205.7	1.8	$120.5

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

On March 16, 2010, MJN’s board of directors authorized the repurchase of up to $300.0 million of the Company’s stock. From the date of such authorization through March 31, 2013, 3.5 million shares were repurchased at an average cost per share of $70.04. As of March 31, 2013, the Company has $55.7 million available under the authorization.

Changes in Accumulated Other Comprehensive Income by component were as follows:

(In millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	Pension and Other Post-retirement Benefits	Total	Noncontrolling Interest	Redeemable Noncontrolling Interest
Balance as of January 1, 2013	$(14.6)	$(4.1)	$(168.3)	$(187.0)	$(0.2)	$—

Deferred Gains/(Losses)	(30.6)	(4.4)	1.0	(34.0)	2.9	(7.0)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	3.0	8.9	11.9	—	—
Tax Benefit/(Expense)	4.3	0.5	(3.5)	1.3	(1.1)	—

Balance as of March 31, 2013	$(40.9)	$(5.0)	$(161.9)	$(207.8)	$1.6	$(7.0)

Reclassification adjustments out of Accumulated Other Comprehensive Income were as follows:

	Three Months Ended March 31, 2013
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold	Selling, General and Administrative	Research and Development	Other Expenses - Net	Tax Benefit/(Expense)	Net
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$(3.0)	$—	$—	$—	$0.9	$(2.1)

Pension and Other Postretirement Benefit Plans:
Actuarial Gains/(Losses)	(0.7)	(1.1)	(0.2)	—	0.9	(1.1)
Settlements	—	—	—	(6.9)	2.5	(4.4)
Total Reclassifications	$(3.7)	$(1.1)	$(0.2)	$(6.9)	$4.3	$(7.6)

18.                               CONTINGENCIES

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

The Company records accruals for such contingencies when it is probable that a loss will be incurred and can be reasonably estimated. Although MJN cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of March 31, 2013, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cash flows for the periods in which a loss is recognized.

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

Executive Summary

For the three months ended March 31, 2013, sales grew 5% year over year reflecting price increases, category growth and strong sales in Hong Kong which we believe is due to purchases made ahead of a new restrictive Hong Kong export regulation, offset by lower sales in China. Our 2012 acquisition in Argentina (the “Argentine Acquisition”) added to our overall net sales and was offset by the elimination of sales from certain non-core businesses. Earnings per share increased by 6% and was primarily attributable to sales growth and a lower effective tax rate partially offset by increased demand-generation investments and pension settlement expense.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended March 31, 2013 and 2012:

				% of Net Sales
(In millions, except per share data)	2013	2012	% Change	2013	2012
Net Sales	$1,037.9	$986.6	5%
Earnings before Interest and Income Taxes	249.1	248.8	—%	24%	25%
Interest Expense—net	14.2	14.5	(2)%	1%	1%
Earnings before Income Taxes	234.9	234.3	—%	23%	24%
Provision for Income Taxes	60.4	64.5	(6)%	6%	7%
Effective Tax Rate	25.7%	27.5%
Net Earnings	174.5	169.8	3%	17%	17%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	2.0	5.6	(64)%	—%	—%
Net Earnings Attributable to Shareholders	$172.5	$164.2	5%	17%	17%
Weighted-Average Common Shares— Diluted	203.2	204.6
Earnings per Common Share—Diluted	$0.85	$0.80	6%

The results for the three months ended March 31, 2013 and 2012 include several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of on-going results (“Specified Items”) and are listed in the table below.

	Three Months Ended March 31,
(In millions)	2013	2012
IT/other separation costs	$—	$1.7
Severance and other costs	1.4	1.0
Legal, settlements and related costs	0.2	1.5
Specified Items before income taxes	$1.6	$4.2
Income tax impact on items above	(0.1)	(1.0)
Specified Items after taxes	$1.5	$3.2

Net Sales
Our net sales by reportable segments are shown in the table below:

	Three Months Ended March 31,			% Change Due to
(Dollars in millions)	2013	2012	% Change	Volume	Price	Foreign Exchange
Asia/Latin America	$755.3	$707.3	7%	1%	6%	—%
North America/Europe	282.6	279.3	1%	(4)%	5%	—%
Net Sales	$1,037.9	$986.6	5%	(1)%	6%	—%

Asia/Latin America sales accounted for 73% of our net sales for the first quarter of 2013. Sales grew year over year reflecting price increases and category growth throughout the segment and strong sales in Hong Kong which we believe is due to purchases made ahead of a new restrictive Hong Kong export regulation. Sales volume increased slightly year over year, this slight increase is attributable to a 2% increase in segment volume related to the Argentine Acquisition, which mitigated the impact of a year over year volume decline in China.

North America/Europe sales for the first quarter of 2013 increased slightly compared to the same period in 2012. This result was attributable to price increases and market share recovery offset by the elimination of certain non-core businesses and lower U.S. category consumption.

Our net sales by product category are shown in the table below:

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	% Change
Infant Formula	$606.6	$562.6	8%
Children’s Nutrition	407.7	393.7	4%
Other	23.6	30.3	(22)%
Net Sales	$1,037.9	$986.6	5%

Infant Formula accounts for approximately 90% of our sales in North America/Europe and nearly half of our sales in Asia/Latin America. Other category sales declined due to the elimination of certain non-core products primarily in the North America/Europe segment.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Three Months Ended March 31,		% of Gross Sales
(Dollars in millions)	2013	2012	2013	2012
Gross Sales	$1,327.5	$1,267.6	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	181.1	182.2	14%	14%
Sales Discounts	52.6	44.5	4%	3%
Returns	19.6	19.9	1%	2%
Cash Discounts	11.2	11.0	1%	1%
Prime Vendor Charge-Backs	7.3	8.1	1%	1%
Coupons and Other Adjustments	17.8	15.3	1%	1%
Total Gross-to-Net Sales Adjustments	289.6	281.0	22%	22%
Total Net Sales	$1,037.9	$986.6	78%	78%

Total gross-to-net sales adjustments were consistent as a percentage of gross sales with the prior year.

Gross Profit

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	% Change
Net Sales	$1,037.9	$986.6	5%
Cost of Products Sold	390.9	373.5	5%
Gross Profit	$647.0	$613.1	6%
Gross Margin	62.3%	62.1%
The increase in gross margin resulted from increased prices, lower dairy costs and productivity, partially offset by unfavorable manufacturing variances primarily from lower manufacturing volumes in the Asia/Latin America segment.

Expenses

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions)	2013	2012	% Change	2013	2012
Selling, General and Administrative	$217.0	$210.4	3%	21%	21%
Advertising and Promotion	144.5	125.8	15%	14%	13%
Research and Development	24.2	22.5	8%	2%	2%
Other Expenses/(Income)—net	12.2	5.6	118%	1%	1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased year over year due to higher sales force expense and distribution costs.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. The increase in advertising and promotion expenses reflected demand-generation investments primarily in Asia/Latin America in support of new product launches and our strategic growth initiatives.

Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs.

Other Expenses — net

	Three Months Ended March 31,
(In millions)	2013	2012
Foreign exchange losses - net	$4.7	$3.2
Pension settlements	6.9	—
Other - net	0.6	2.4
Other expenses - net	$12.2	$5.6
For pension settlements, lump sum payments to retirees triggered an earlier recognition of settlement expense compared to the prior year.

Earnings before Interest and Income Taxes
Earnings before interest and income taxes (“EBIT”) from our two reportable segments is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated general and administrative expenses; global business support activities, including research and development, marketing and supply chain costs; and income or expenses incurred within our operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012	% Change
Asia/Latin America	$268.4	$280.9	(4)%
North America/Europe	51.3	31.8	61%
Corporate and Other	(70.6)	(63.9)	(10)%
EBIT	$249.1	$248.8	—%

The Asia/Latin America decrease in EBIT was primarily related to higher demand-generation investments to support sales growth and reflected inflation within the segment.

The North America/Europe increase in EBIT was primarily attributable to higher gross margin and lower operating expenses due to the timing of advertising and promotion, as well as our new business model in Europe.

The increase in Corporate and Other expenses reflected earlier recognition of pension settlement expense for the U.S. plans compared to the prior year.

Interest Expense—net
Net interest expense is consistent with the prior year.

Income Taxes
The effective tax rate (“ETR”) for the three months ended March 31, 2013 and 2012 was 25.7% and 27.5%, respectively. The lower ETR was primarily attributable to management’s assertion that certain current year foreign earnings and profits are permanently invested abroad.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended March 31, 2013 increased 5% to $172.5 million compared with the three months ended March 31, 2012.

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

Cash and cash equivalents totaled $1,017.2 million at March 31, 2013, of which $582.1 million was held outside of the United States. During the quarter, we repatriated approximately $2.7 million of cash to the United States from multiple jurisdictions. As a result of our evaluation of our global cash position, management has asserted that current year earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of March 31, 2013, approximately $347 million of cash and cash equivalents were held by foreign subsidiaries whose undistributed earnings, either partially or entirely, are considered permanently invested. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, the Company would be required to provide U.S. taxes on these amounts.

During the quarter, the Company repaid $57.9 million against its short-term revolving credit facilities. The Company’s short-term borrowings were $103.1 million and $161.0 million as of March 31, 2013 and December 31, 2012 respectively.

Our board of directors previously authorized the repurchase of up to $300 million of the Company’s stock. The repurchase program is primarily intended to offset the dilutive effect on earnings from stock-based compensation. During the three months ended March 31, 2013, we purchased 0.3 million shares under the program for $23.0 million. As of March 31, 2013, we have $55.7 million available under the authorization.

Cash Flows

We believe that cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$174.5	$169.8
Depreciation and Amortization	20.1	18.5
Other	30.3	28.0
Changes in Assets and Liabilities	(14.4)	(196.0)
Pension and Other Postretirement Benefits Contributions	(2.6)	(0.9)
Total Operating Activities	207.9	19.4
Investing Activities	(77.4)	(136.0)
Financing Activities	(154.1)	(71.1)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(1.3)	8.1
Net Decrease in Cash and Cash Equivalents	$(24.9)	$(179.6)

For the three months ended March 31, 2013, cash flow from operating activities was $207.9 million and primarily driven by net earnings. For the three months ended March 31, 2012, cash flow from operating activities reflected earnings, partially offset by an increase in working capital, defined as accounts receivable plus inventory less accounts payable, and declines in accrued expenses and deferred income. The increase in working capital, in the first quarter of 2012, was primarily attributable to payments made with respect to our fourth quarter 2011 advance purchase of dairy inputs. In addition, the decline in accrued expenses was primarily attributable to higher annual compensation payments.

Cash flow used in investing activities was $58.6 million less than the prior year in light of the Argentine Acquisition in 2012. For more information regarding this acquisition, see Item 1, “Financial Statements.”

Cash flow used in financing activities was $154.1 million for the three months ended March 31, 2013, and included $60.9 million of dividend payments, $57.9 million net repayments from our short-term credit facilities, $32.1 million of treasury stock purchases and $8.4 million for the note payable installments related to the Argentine Acquisition, partially offset by $5.2 million inflow related to stock-based compensation. Cash flow used in financing activities was $71.1 million for the three months ended March 31, 2012, and included $53.0 million of dividend payments, $29.6 million of treasury stock purchases, partially offset by $11.5 million related to stock-based compensation.

Capital Expenditures

Capital expenditures and the cash outflow for capital expenditures were as follows:

(In millions)	Capital expenditures	Cash outflow for capital expenditures
Three months ended March 31, 2013	$39.5	$77.5

Three months ended March 31, 2012	$10.0	$30.4
Capital expenditures included investment primarily in our new spray dryer and technology center in Singapore (the “Asia Spray Dryer Project”). We expect capital expenditures in 2013 to be approximately $260 million, including our investment in our Asia Spray Dryer Project, with continued emphasis on investment in growth and innovation.

Short-Term Borrowings and Note Payable

For information regarding Short-Term Borrowings and Note Payable, see Item 1, “Financial Statements.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression. Such statements are likely to relate to, among other things, a discussion of goals, plans and projections regarding financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, capital expenditures, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations that involve inherent risks, uncertainties and assumptions that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: (1) the ability to sustain brand strength, particularly the Enfa family of brands; (2) the effect on our reputation of real or perceived quality issues; (3) the effect of regulatory restrictions related to our products; (4) the adverse effect of commodity costs; (5) increased competition from branded, private label, store and economy-branded products; (6) the effect of an economic downturn on consumers’ purchasing behavior and customers’ ability to pay for product; (7) inventory reductions by customers; (8) the adverse effect of changes in foreign currency exchange rates; (9) the effect of changes in economic, political and social conditions in the markets where we operate; (10) changing consumer preferences; (11) the possibility of changes in the Women, Infant and Children (WIC) program, or participation in WIC; (12) legislative, regulatory or judicial action that may adversely affect our ability to advertise our products or maintain product margins; and (13) the ability to develop and market new, innovative products. For additional information regarding these and other factors, see our filings with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), which filings are available upon request from the SEC or at www.meadjohnson.com. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There is no material change in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2012 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in Part I of this report under Item 1, “Financial Statements” in Note 18 to the interim consolidated financial statements, and is incorporated by reference herein.

ITEM 1A.         RISK FACTORS.

There is no material change in the information reported under Item 1A, “Risk Factors” contained in our 2012 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending March 31, 2013:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
January 1, 2013 through January 31, 2013	—	$—	—	$78.7
February 1, 2013 through February 28, 2013	228,600	77.04	228,600	61.1
March 1, 2013 through March 31, 2013	71,400	75.26	71,400	55.7
	300,000	$76.61	300,000	$55.7

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

ITEM 6.     EXHIBITS.

Exhibit Number	Exhibit Description

10.1	Form of 2013 Nonqualified Stock Option Agreement

10.2	Form of 2013 Employee Restricted Stock Unit Agreement

10.3	Form of 2013 Non-Employee Director Restricted Stock Unit Agreement

10.4	Form of 2013 Performance Share Award Agreement

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY

Date:	April 25, 2013	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)