Form 10-Q
period 2013-06-30
Mead Johnson Nutrition Co
filed 2013-07-25
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 22, 2013, there were 202,387,505 shares of common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET SALES	$1,055.3	$1,012.3	$2,093.2	$1,998.9
Cost of Products Sold	384.4	372.3	775.3	745.8
GROSS PROFIT	670.9	640.0	1,317.9	1,253.1
Expenses:
Selling, General and Administrative	227.2	221.1	444.2	431.5
Advertising and Promotion	167.6	148.7	312.1	274.5
Research and Development	25.5	23.6	49.7	46.1
Other Expenses/(Income) – net	19.0	(1.7)	31.2	3.9
EARNINGS BEFORE INTEREST AND INCOME TAXES	231.6	248.3	480.7	497.1

Interest Expense – net	12.4	17.6	26.6	32.1
EARNINGS BEFORE INCOME TAXES	219.2	230.7	454.1	465.0

Provision for Income Taxes	55.6	59.6	116.0	124.1
NET EARNINGS	163.6	171.1	338.1	340.9
Less Net Earnings Attributable to Noncontrolling Interests	1.4	5.3	3.4	10.9
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$162.2	$165.8	$334.7	$330.0
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$0.80	$0.81	$1.65	$1.61
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$0.80	$0.81	$1.64	$1.61

Weighted Average Shares – Diluted	203.2	204.7	203.2	204.7
Dividends Declared per Share	$0.34	$0.30	$0.68	$0.60

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET EARNINGS	$163.6	$171.1	$338.1	$340.9

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	(27.2)	(52.7)	(61.9)	(29.8)
Tax Benefit	1.4	11.7	4.6	5.3
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/ (Losses) on Derivatives Qualifying as Hedges for the Period	8.4	2.3	4.0	(4.1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	3.2	0.5	6.2	(0.5)
Tax Benefit/(Expense)	(3.3)	(0.8)	(2.8)	1.4
Pension and Other Postretirement Benefits
Deferred Gains on Pension and Other Postretirement Benefits	(0.2)	0.1	0.8	—
Reclassification Adjustment for Losses Included in Net Earnings	10.5	10.7	19.4	12.5
Tax Expense	(3.6)	(4.0)	(7.1)	(3.2)
OTHER COMPREHENSIVE LOSS	(10.8)	(32.2)	(36.8)	(18.4)

COMPREHENSIVE INCOME	152.8	138.9	301.3	322.5

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	(0.3)	5.3	(3.5)	10.9

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$153.1	$133.6	$304.8	$311.6

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,003.9	$1,042.1
Receivables – net of allowances of $6.4 and $7.6, respectively	384.4	364.6
Inventories	456.1	435.9
Deferred Income Taxes – net of valuation allowance	82.6	86.4
Income Taxes Receivable	46.9	26.0
Prepaid Expenses and Other Assets	71.6	60.0
Total Current Assets	2,045.5	2,015.0
Property, Plant, and Equipment – net	739.5	689.9
Goodwill	217.1	270.6
Other Intangible Assets – net	115.2	129.9
Deferred Income Taxes – net of valuation allowance	32.7	24.5
Other Assets	128.8	128.3
TOTAL	$3,278.8	$3,258.2
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$38.2	$161.0
Accounts Payable	522.6	508.5
Dividends Payable	69.4	61.3
Note Payable	16.8	26.0
Accrued Expenses	193.7	220.4
Accrued Rebates and Returns	326.5	314.8
Deferred Income – current	17.0	36.1
Income Taxes – payable and deferred	58.4	41.8
Total Current Liabilities	1,242.6	1,369.9
Long-Term Debt	1,518.9	1,523.2
Deferred Income Taxes – noncurrent	19.6	15.9
Pension, Postretirement and Postemployment Liabilities	185.1	188.8
Other Liabilities	111.8	95.1
Total Liabilities	3,078.0	3,192.9
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	42.6	36.3

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 206.7 and 206.0 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(638.9)	(676.6)
Retained Earnings	1,305.6	1,124.8
Treasury Stock – at cost	(305.2)	(244.6)
Accumulated Other Comprehensive Loss	(216.9)	(187.0)
Total Shareholders’ Equity	146.7	18.7
Noncontrolling Interests	11.5	10.3
Total Equity	158.2	29.0
TOTAL	$3,278.8	$3,258.2

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings		Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interest
Balance as of January 1, 2013	$2.1	$(676.6)	$1,124.8		$(244.6)	$(187.0)	$10.3	$29.0	$36.3
Stock-based Compensation Awards		37.7			(17.7)			20.0
Treasury Stock Acquired					(42.9)			(42.9)
Distributions to Noncontrolling Interests							(3.7)	(3.7)	(1.2)
Cash Dividends Declared			(138.0)					(138.0)
Net Earnings			334.7				3.0	337.7	0.4
Redeemable Noncontrolling Interest Accretion			(15.9)					(15.9)	15.9
Other Comprehensive Income (Loss)						(29.9)	1.9	(28.0)	(8.8)
Balance as of June 30, 2013	$2.1	$(638.9)	$1,305.6		$(305.2)	$(216.9)	$11.5	$158.2	$42.6

Balance as of January 1, 2012	$2.1	$(728.4)	$770.0		$(89.7)	$(133.1)	$11.1	$(168.0)	$—
Stock-based Compensation Awards		33.0			(14.8)			18.2
Treasury Stock Acquired					(44.0)			(44.0)
Acquisition									30.2
Distributions to Noncontrolling Interests							(2.2)	(2.2)
Cash Dividends Declared			(122.6)					(122.6)
Net Earnings			330.0				10.3	340.3	0.6
Redeemable Noncontrolling Interest Accretion			(1.5)	(1,500,000)				(1.5)	1.5
Other Comprehensive Income (Loss)						(18.4)		(18.4)
Balance as of June 30, 2012	$2.1	$(695.4)	$975.9		$(148.5)	$(151.5)	$19.2	$1.8	$32.3

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$338.1	$340.9
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	41.7	37.6
Other	46.8	29.9
Changes in Assets and Liabilities	(23.9)	(137.6)
Pension and Other Postretirement Benefits Contributions	(2.9)	(3.6)
Net Cash Provided by Operating Activities	399.8	267.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(117.0)	(50.0)
Proceeds from Sale of Property, Plant and Equipment	1.6	0.8
Investment in Other Companies	(1.3)	—
Acquisition	—	(106.1)
Net Cash Used in Investing Activities	(116.7)	(155.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	5.3	180.0
Repayments of Short-term Borrowings	(128.1)	(180.0)
Repayments of Notes Payable	(10.8)	—
Payments of Dividends	(129.9)	(114.3)
Stock-based-compensation-related Proceeds and Excess Tax Benefits	18.8	18.8
Purchases of Treasury Stock	(60.6)	(58.8)
Distributions to Noncontrolling Interests	(4.9)	(2.2)
Net Cash Used in Financing Activities	(310.2)	(156.5)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(11.1)	(8.4)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(38.2)	(53.0)
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,042.1	840.3
End of Period	$1,003.9	$787.3

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2013 and December 31, 2012, results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full-year operating results or future performance.

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

Recently Adopted Accounting Standards—In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For significant reclassifications related to net income, the ASU required disclosure in the consolidated statement of earnings or within the footnotes. For other amounts, the ASU required a cross-reference to other disclosures that provide additional detail about those amounts. This ASU did not change the current requirements for reporting the consolidated statement of earnings or other comprehensive income in the financial statements. The Company adopted the required financial reporting presentation effective January 1, 2013.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2013	2012	2013	2012
Basic earnings per share:
Weighted-average shares outstanding	202.6	204.0	202.6	204.0
Net earnings attributable to shareholders	$162.2	$165.8	$334.7	$330.0
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.4)	(0.7)	(0.8)
Net earnings attributable to shareholders used for basic earnings per share calculation	$161.9	$165.4	$334.0	$329.2
Net earnings attributable to shareholders per share	$0.80	$0.81	$1.65	$1.61
Diluted earnings per share:
Weighted-average shares outstanding	202.6	204.0	202.6	204.0
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.6	0.7	0.6	0.7
Weighted-average shares — diluted	203.2	204.7	203.2	204.7
Net earnings attributable to shareholders	$162.2	$165.8	$334.7	$330.0
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.4)	(0.7)	(0.8)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$161.9	$165.4	$334.0	$329.2
Net earnings attributable to shareholders per share	$0.80	$0.81	$1.64	$1.61

Potential shares outstanding from all stock-based awards were 2.9 million and 2.9 million as of June 30, 2013 and 2012, respectively. Of these shares, 2.3 million and 2.2 million were not included in the diluted earnings per share calculation for the three months ended June 30, 2013 and 2012, respectively, and 2.3 million and 2.2 million were not included in the diluted earnings per share calculation for the six months ended June 30, 2013 and 2012.

4.                                      INCOME TAXES

For the three and six months ended June 30, 2013, the effective tax rate (“ETR”) was 25.3% and 25.5%, respectively, compared with 25.9% and 26.7% for the same periods in 2012. The lower ETR was primarily attributable to management's assertion that certain current year foreign earnings and profits are permanently invested abroad.

The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of June 30, 2013 and December 31, 2012, was $90.3 million and $75.9 million, respectively. The Company believes that it has adequately provided for all uncertain tax positions. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.

Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (“BMS”), the Company’s former parent, maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has recorded a receivable from BMS for uncertain tax positions, including penalties and interest, of $8.4 million as of June 30, 2013.

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

The following table summarizes net sales and earnings before interest and income taxes for each of our reportable segments:

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Asia/Latin America	$757.4	$702.0	$239.6	$239.9	$1,512.7	$1,409.3	$508.0	$520.8
North America/Europe	297.9	310.3	73.4	72.2	580.5	589.6	124.7	104.0
Total reportable segments	1,055.3	1,012.3	313.0	312.1	2,093.2	1,998.9	632.7	624.8
Corporate and Other	—	—	(81.4)	(63.8)	—	—	(152.0)	(127.7)
Total	$1,055.3	$1,012.3	$231.6	$248.3	$2,093.2	$1,998.9	$480.7	$497.1

6.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Stock options	$1.6	$1.9	$3.3	$3.7
Performance share awards	5.2	4.4	9.4	9.8
Restricted stock units	3.0	2.0	5.7	4.4
Total pre-tax stock-based compensation expense	$9.8	$8.3	$18.4	$17.9
Net tax benefit related to stock-based compensation expense	$(3.3)	$(2.9)	$(6.2)	$(6.7)

During the six months ended June 30, 2013, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.5	$15.07
Performance share awards	0.2	$72.54
Restricted stock units	0.1	$74.93

As of June 30, 2013, the Company had the following awards outstanding and related expense yet to be recognized:

(Dollars and shares in millions)	Outstanding Awards	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	2.0	$10.6	2.2
Performance share awards	0.4	$13.3	1.5
Restricted stock units	0.5	$17.1	2.7

7.                                      PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans includes:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost – benefits earned during the period	$1.3	$1.0	$0.2	$0.3	$2.6	$1.9	$0.5	$0.5
Interest cost on projected benefit obligations	3.6	4.0	0.3	0.3	7.2	7.9	0.6	0.6
Expected return on plan assets	(4.1)	(3.9)	—	—	(8.2)	(7.9)	—	—
Amortization of net actuarial loss	1.7	1.3	0.5	0.5	3.3	2.6	0.9	1.0
Amortization of prior service benefit	—	—	—	(0.1)	—	—	—	(0.1)
Net periodic benefit cost	$2.5	$2.4	$1.0	$1.0	$4.9	$4.5	$2.0	$2.0
Settlements	8.3	9.0	—	—	15.2	9.0	—	—
Total net periodic benefit cost	$10.8	$11.4	$1.0	$1.0	$20.1	$13.5	$2.0	$2.0

Settlements reflect the recognition of losses that were previously deferred within accumulated other comprehensive income (loss) attributable to plan participants who have received lump sum distributions during the plan year. Recognition of settlements is triggered when the amount paid for lump sum distributions from a plan exceeds the sum of service and interest cost for the plan year. For the U.S. plans, losses reclassified to settlements were $15.2 million and $9.0 million for the six months ended June 30, 2013 and 2012, respectively. Settlements are recognized as other expenses/(income)-net in the consolidated statements of earnings.

8.                               OTHER EXPENSES/(INCOME) - NET

The components of other expenses/(income) - net were:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Foreign exchange (gains)/losses - net	$0.1	$(12.0)	$4.8	$(8.9)
Pension settlements	8.3	9.0	15.2	9.0
Other - net	10.6	1.3	11.2	3.8
Other expenses/(income) - net	$19.0	$(1.7)	$31.2	$3.9
Other - net expense for the three and six months ended June 30, 2013 includes a charge that was recorded related to the China Antitrust Review as described in Note 19.

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

11.                               INVENTORIES

The major categories of inventories were as follows:

(In millions)	June 30, 2013	December 31, 2012
Finished goods	$240.0	$264.6
Work in process	73.0	56.9
Raw and packaging materials	143.1	114.4
Inventories	$456.1	$435.9

12.                               PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment were as follows:

(In millions)	June 30, 2013	December 31, 2012
Land	$6.5	$6.0
Buildings	517.9	506.0
Machinery, equipment, and fixtures	629.1	595.7
Construction in progress	167.9	150.4
Accumulated depreciation	(581.9)	(568.2)
Property, plant and equipment — net	$739.5	$689.9

13.                               GOODWILL

The Company tests goodwill and intangible assets not subject to amortization for impairments in the first quarter of each year and whenever a significant event occurs or circumstances change that would, more likely than not, reduce the fair value of these intangible assets. As a result of the Company’s review in the first quarter of 2013, the Company concluded that no impairment of goodwill or intangible assets not subject to amortization exists. During the course of this review, however, the Company determined that the amount of goodwill attributed to certain reporting units needed to be revised.

For the six months ended June 30, 2013 and 2012, the change in the carrying amount of goodwill by reportable segment, was primarily driven by the cumulative impact due to a correction of the currency denomination of the goodwill related to two reporting units. The revision had the impact of decreasing the Company’s total value of goodwill and decreasing the total currency translation adjustment included in the accumulated other comprehensive income section of shareholders’ equity and other comprehensive income.

For the six months ended June 30, 2013 and 2012, the change in the carrying amount of goodwill by reportable segment, including the cumulative impact of the revisions described above, was as follows:

(In millions)	Asia/ Latin America	North America/ Europe	Total
Balance as of January 1, 2013	$253.6	$17.0	$270.6
Redenomination	(42.5)	2.0	(40.5)
Translation adjustments	(13.0)	—	(13.0)
Balance as of June 30, 2013	$198.1	$19.0	$217.1

Balance as of January 1, 2012	$115.8	$1.7	$117.5
Acquisition	155.5	17.3	172.8
Translation adjustments	(5.8)	(0.6)	(6.4)
Balance as of June 30, 2012	$265.5	$18.4	$283.9

As of June 30, 2013, the Company had no accumulated impairment loss.

14.                               OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2013 and December 31, 2012 were as follows:

	As of June 30, 2013			As of December 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trademark(1) .	$41.4	$—	$41.4	$45.3	$—	$45.3
Non-compete agreement(1) .	8.2	—	8.2	8.9	—	8.9
Sub-total	49.6	—	49.6	54.2	—	54.2
Amortizable intangible assets:
Computer software	131.9	(69.8)	62.1	132.2	(60.2)	72.0
Distributor-customer relationship(1) .	4.0	(0.5)	3.5	4.4	(0.7)	3.7
Sub-total	135.9	(70.3)	65.6	136.6	(60.9)	75.7
Total other intangible assets	$185.5	$(70.3)	$115.2	$190.8	$(60.9)	$129.9
(1) Changes in balances result from currency translation and amortization.

15.                               DEBT

Short-Term Borrowings and Five-Year Revolving Credit Facility Agreement

The Company’s short-term borrowings were primarily from its five-year revolving credit facility agreement (“Credit Facility”) and were $38.2 million and $161.0 million as of June 30, 2013 and December 31, 2012 respectively. For the six months ended June 30, 2013, borrowings from the Credit Facility had a weighted-average interest rate of 1.53%. As of June 30, 2013, borrowings from the Credit Facility had a weighted-average interest rate of 1.50%. The Company intends to repay these borrowings within 12 months and has the ability to do so.

Borrowings from the Credit Facility are used for working capital and other general corporate purposes. The Credit Facility is unsecured and repayable on maturity in June 2016, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $500.0 million, which may be increased from time to time up to $750.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The Credit Facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these covenants as of June 30, 2013.

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

Note Payable

On March 15, 2012, the Company completed the Argentine Acquisition described in Note 9. Of the ARS850.7 million purchase price payable in connection with the Argentine Acquisition, ARS377.6 million was financed through a note payable. As of June 30, 2013, the remaining balance of the note payable was $16.8 million, the payment of which was contingent upon receipt of Argentine regulatory approval. The Company received regulatory approval on May 31, 2013 and, accordingly, the entire remaining balance was paid in July 2013. Through March 15, 2013, the annual interest rate for the note payable was 14%. Effective as of March 16, 2013, the note was converted to U.S. dollar-denominated indebtedness and the annual interest rate was automatically modified to be 0.85%, which accrued through the Company’s final payment.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	June 30, 2013	December 31, 2012
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0
Sub-total	1,500.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for terminated interest rate swaps	21.3	26.0
Unamortized bond discount	(2.4)	(2.8)
Long-term debt	$1,518.9	$1,523.2

Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $1,617.5 million (Level 2) as of June 30, 2013.

The components of interest expense-net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Interest expense	$14.8	$18.8	$30.8	$35.0
Interest income	(2.4)	(1.2)	(4.2)	(2.9)
Interest expense-net	$12.4	$17.6	$26.6	$32.1

16.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Derivatives

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These financial instruments are in Level 2 of the fair value hierarchy for both periods presented. For the six months ended June 30, 2013 and 2012, there were no transfers between levels in the fair value hierarchy. Derivative financial instruments are not used for speculative purposes.

The following table summarizes the Company’s fair value of outstanding derivatives designated as hedging instruments:

(In millions)
Cash flow hedges:	Balance Sheet Location	June 30, 2013	December 31, 2012
Foreign exchange contracts	Other assets	$5.7	$—
Foreign exchange contracts	Accrued expenses	(1.1)	(5.1)
Net asset/(liability) of derivatives designated as hedging instruments		$4.6	$(5.1)

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company uses a variety of major banks worldwide whose long-term debt is rated A or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at June 30, 2013 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

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

The Company assesses hedge effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. For the three and six months ended June 30, 2013 and 2012, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable to occur on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. During the three and six months ended June 30, 2013 and 2012, the Company did not discontinue any cash flow hedges.

The effective portion of changes in the fair value of foreign exchange contracts is recognized in earnings when the hedged item affects earnings, in cost of products sold, or deemed ineffective, in other expenses/(income)—net. All of the Company’s foreign exchange contracts qualify as hedges of probable forecasted cash flows.

As of June 30, 2013, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $198.1 million, with a fair value of $4.6 million in net assets. As of December 31, 2012, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $207.2 million, with a fair value of $5.1 million in net liabilities. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2013	2012
Balance—January 1	$(4.1)	$4.3
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	4.0	(4.1)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	6.2	(0.5)
Change in deferred taxes	(2.8)	1.4
Balance—June 30	$3.3	$1.1

At June 30, 2013, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income was $3.3 million, $3.0 million of which is expected to be reclassified into earnings within the next 12 months.

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

In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. There were no interest rate swaps outstanding at June 30, 2013.

The earnings impact from interest rate swaps was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Amortization of basis adjustment for terminated interest rate swaps recognized in interest expense	(2.3)	(2.4)	(4.6)	(4.7)
Total decrease in interest expense	$(2.3)	$(2.4)	$(4.6)	$(4.7)

See Note 15 for discussion of the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds which totaled $344.9 million and $520.7 million as of June 30, 2013 and December 31, 2012, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

17.                               MARKETABLE SECURITIES

As of June 30, 2013, the Company held investments in equity securities of $11.7 million classified as trading securities and included in prepaid expenses and other assets in the consolidated balance sheets. These investments are carried at fair value based on quoted market prices and classified as Level 1 in the fair value hierarchy. Cost basis for the Company's equity securities is determined by the specific identification method. Realized and unrealized gains and losses on trading securities are included in other expenses/(income) - net in the Company's consolidated statements of earnings.

The Company did not hold any investments classified as trading securities as of December 31, 2012. During the three months and six months ended June 30, 2013, the Company recognized losses on trading securities of $0.3 million. These investments in trading securities were sold in July 2013 in connection with the payment of the remaining balance of the note payable in connection with the Argentine Acquisition discussed in Note 15.

18.                               EQUITY

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2013	206.0	3.5	$244.6
Stock-based compensation	0.7	0.2	17.7
Treasury stock purchases	—	0.6	42.9
Balance as of June 30, 2013	206.7	4.3	$305.2

Balance as of January 1, 2012	205.1	1.4	$89.7
Stock-based compensation	0.8	0.2	14.8
Treasury stock purchases	—	0.5	44.0
Balance as of June 30, 2012	205.9	2.1	$148.5

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

On March 16, 2010, MJN’s board of directors authorized the repurchase of up to $300.0 million of the Company’s stock. From the date of such authorization through June 30, 2013, 3.7 million shares were repurchased at an average cost per share of $70.69. As of June 30, 2013, the Company has $35.8 million available under the authorization.

Changes in Accumulated Other Comprehensive Income by component were as follows:

(In millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	Pension and Other Post-retirement Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2013	$(14.6)	$(4.1)	$(168.3)	$(187.0)	$(0.2)		$—

Deferred Gains/(Losses)	(56.1)	4.0	0.8	(51.3)	3.0	1	(8.8)	1
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	6.2	19.4	25.6	—		—
Tax Benefit/(Expense)	5.7	(2.8)	(7.1)	(4.2)	(1.1)		—

Balance as of June 30, 2013	$(65.0)	$3.3	$(155.2)	$(216.9)	$1.7		$(8.8)
1 Represents foreign currency translation adjustments.

Reclassification adjustments out of accumulated other comprehensive income(loss) were as follows:

	Three Months Ended June 30, 2013
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold	Selling, General and Administrative	Research and Development	Other Expenses/ (Income) - Net	Tax Benefit/(Expense)	Net
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$(3.2)	$—	$—	$—	$0.9	$(2.3)

Pension and Other Postretirement Benefit Plans:
Actuarial Gains/(Losses)	(0.7)	(1.2)	(0.3)		0.5	(1.7)
Settlements	—	—	—	(8.3)	3.1	(5.2)
Total Reclassifications	$(3.9)	$(1.2)	$(0.3)	$(8.3)	$4.5	$(9.2)

	Six Months Ended June 30, 2013
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold	Selling, General and Administrative	Research and Development	Other Expenses/ (Income) - Net	Tax Benefit/(Expense)	Net
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$(6.2)	$—	$—	$—	$1.8	$(4.4)

Pension and Other Postretirement Benefit Plans:
Actuarial Gains/(Losses)	(1.4)	(2.3)	(0.5)	—	1.4	(2.8)
Settlements	—	—	—	(15.2)	5.6	(9.6)
Total Reclassifications	$(7.6)	$(2.3)	$(0.5)	$(15.2)	$8.8	$(16.8)

19.                               CONTINGENCIES

In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters.

The Company records accruals for contingencies when it is probable that a loss will be incurred and can be reasonably estimated. Although MJN cannot predict with certainty the final resolution of these lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of June 30, 2013, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cash flows for the periods in which a loss is recognized.

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

As previously announced, the Company is fully cooperating with the Bureau of Price Supervision and Anti-Monopoly of China's National Development and Reform Commission (“NDRC”) in its recent antitrust review of the infant formula industry's practices relating to resale prices (“China Antitrust Review”).  Accordingly, the Company agreed to reduce the ex-factory price of certain products to its direct customers in China. The Company cannot predict what the NDRC's final resolution of this matter will be. Under China law, the NDRC has complete discretion, among other actions, to 1) issue an order prohibiting future conduct deemed illegal; and/or 2) confiscate proceeds deemed illegally obtained; and/or 3) assess a penalty in the range of 1 - 10% of a company's prior year sales in China. In 2012, MJN recorded approximately $800 million of sales in China.
In accordance with Accounting Standards Codification 450-20, the Company has recorded a charge related to the China Antitrust Review. This charge did not have a material effect on the financial statements for the quarter ended June 30, 2013. However, the NDRC's final resolution of the matter could result in an incremental charge in excess of the amount recorded at June 30, 2013 and could have a material impact on the Company's operating results in the quarter in which such resolution is obtained. Based on the range of possible remedies under China law as described above, the Company determined that it cannot estimate a reasonably possible range for such a potential incremental charge. However, the Company believes that there would not be a material effect on its business, financial condition or cash flows if such an incremental charge were to be incurred.

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

Executive Summary

For the six months ended June 30, 2013, sales grew 5% year over year, with 4% attributable to higher prices and 1% resulting from increased sales volume. The 1% volume increase was driven by category growth along with market share improvements and product launches in certain markets, but was largely offset by lower volumes in the North America/Europe segment related to the exit of certain non-core businesses in late 2012. Despite increased demand generation investments, nonrecurring foreign exchange transaction gains seen in 2012 and higher pension settlement expenses, earnings per share increased 2% from higher sales, a slight increase in gross margins and a lower effective tax rate.

As previously announced, the Company is fully cooperating with the Bureau of Price Supervision and Anti-Monopoly of China's National Development and Reform Commission (“NDRC”) in its recent antitrust review of the infant formula industry's practices relating to resale prices (“China Antitrust Review”).  Accordingly, the Company agreed to reduce the ex-factory price of certain products to its direct customers in China. The Company cannot predict what the NDRC's final resolution of this matter will be. In accordance with Accounting Standards Codification 450-20, the Company has recorded a charge related to the China Antitrust Review. This charge did not have a material effect on the financial statements for the quarter ended June 30, 2013. For additional information regarding the China Antitrust Review, please refer to “Item 1. Financial Statements - Note 19. Contingencies.”

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended June 30, 2013 and 2012:

				% of Net Sales
(Dollars in millions, except per share data)	2013	2012	% Change	2013	2012
Net Sales	$1,055.3	$1,012.3	4%
Earnings before Interest and Income Taxes	231.6	248.3	(7)%	22%	25%
Interest Expense—net	12.4	17.6	(30)%	1%	2%
Earnings before Income Taxes	219.2	230.7	(5)%	21%	23%
Provision for Income Taxes	55.6	59.6	(7)%	5%	6%
Effective Tax Rate	25.3%	25.9%
Net Earnings	163.6	171.1	(4)%	16%	17%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	1.4	5.3	(74)%	1%	1%
Net Earnings Attributable to Shareholders	$162.2	$165.8	(2)%	15%	16%
Weighted-Average Common Shares— Diluted	203.2	204.7
Earnings per Common Share—Diluted	$0.80	$0.81	(1)%

The results for the three months ended June 30, 2013 and 2012 include several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of on-going results (“Specified Items”) and are listed in the table below.

	Three Months Ended June 30,
(In millions)	2013	2012
IT/other separation costs	$—	$5.4
Severance and other costs	0.6	0.5
Legal, settlements and related costs	7.4	1.4
Specified Items before income taxes	$8.0	$7.3
Income tax impact on Specified Items	0.8	(1.9)
Specified Items after taxes	$8.8	$5.4
The decrease in IT/other separation costs reflects the completion of our stand-alone operating structure. The increase in legal settlement and related costs is primarily driven by a charge that was recorded related to the China Antitrust Review.

Net Sales
Our net sales by reportable segments are shown in the table below:

	Three Months Ended June 30,			% Change Due to
(Dollars in millions)	2013	2012	% Change	Volume	Price/Mix	Foreign Exchange
Asia/Latin America	$757.4	$702.0	8%	6%	2%	—%
North America/Europe	297.9	310.3	(4)%	(6)%	2%	—%
Net Sales	$1,055.3	$1,012.3	4%	2%	2%	—%

Asia/Latin America sales accounted for 72% of our net sales for the second quarter of 2013. Sales increased 8% year over year reflecting a 6% contribution from volume growth and 2% from higher pricing. Price increases in Venezuela and Argentina helped mitigate high inflation in their respective markets and accounted for 2% of the segment's growth and 1% of the total Company growth. Price increases throughout the rest of the segment were offset by lower prices in China. Higher sales volume reflected category growth in certain markets, market share gains and a return to volume growth in China following three quarters of decline.

Sales in North America/Europe were down 4% versus the prior year period as a result of exiting certain non-core businesses in late 2012. North America/Europe sales were flat excluding this impact, as higher pricing was offset by lower category consumption in the U.S.

Our net sales by product category are shown in the table below:

	Three Months Ended June 30,
(Dollars in millions)	2013	2012	% Change
Infant Formula	$632.5	$593.1	7%
Children’s Nutrition	401.5	386.0	4%
Other	21.3	33.2	(36)%
Net Sales	$1,055.3	$1,012.3	4%

Infant Formula accounts for the large majority of our sales in North America/Europe and nearly half of our sales in Asia/Latin America. Other category sales declined due to the prior year exit of certain non-core products primarily in the North America/Europe segment.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Three Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2013	2012	2013	2012
Gross Sales	$1,339.4	$1,293.3	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	175.6	183.5	13%	14%
Sales Discounts	48.4	48.1	4%	4%
Returns	22.4	19.3	2%	1%
Cash Discounts	11.3	11.3	1%	1%
Prime Vendor Charge-Backs	7.6	8.0	—%	1%
Coupons and Other Adjustments	18.8	10.8	1%	1%
Total Gross-to-Net Sales Adjustments	284.1	281.0	21%	22%
Total Net Sales	$1,055.3	$1,012.3	79%	78%

Total gross-to-net sales adjustments were similar as a percentage of gross sales with the prior year period.

Gross Profit

	Three Months Ended June 30,
(Dollars in millions)	2013	2012	% Change
Net Sales	$1,055.3	$1,012.3	4%
Cost of Products Sold	384.4	372.3	3%
Gross Profit	$670.9	$640.0	5%
Gross Margin	63.6%	63.2%

The increase in gross margin resulted from increased prices, productivity gains and lower commodity costs, exclusively in the North America/Europe segment, partially offset by manufacturing conversion cost inflation.

Expenses

	Three Months Ended June 30,			% of Net Sales
(Dollars in millions)	2013	2012	% Change	2013	2012
Selling, General and Administrative	$227.2	$221.1	3%	22%	22%
Advertising and Promotion	167.6	148.7	13%	16%	15%
Research and Development	25.5	23.6	8%	2%	2%
Other Expenses/(Income)—net	19.0	(1.7)	n/a	2%	—%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased year over year due to higher sales force expense and distribution costs.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. The increase in advertising and promotion expenses reflected demand-generation investments primarily in Asia/Latin America in support of our strategic growth initiatives.

Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs.

Other Expenses/(Income) — net

	Three Months Ended June 30,
(In millions)	2013	2012
Foreign exchange (gains)/losses - net	$0.1	$(12.0)
Pension settlements	8.3	9.0
Other - net	10.6	1.3
Other expenses/(income) - net	$19.0	$(1.7)
Other expenses/(income)-net increased compared to the prior year period primarily as a result of the nonrecurrence of foreign exchange transaction gains and a charge that was recorded related to the China Antitrust Review.

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

	Three Months Ended June 30,
(Dollars in millions)	2013	2012	% Change
Asia/Latin America	$239.6	$239.9	—%
North America/Europe	73.4	72.2	2%
Corporate and Other	(81.4)	(63.8)	(28)%
EBIT	$231.6	$248.3	(7)%

EBIT in Asia/Latin America fell slightly as the benefit of higher sales was more than offset by higher demand-generation investments as compared to the prior year period.

EBIT in North America/Europe increased slightly, primarily the result of a higher gross margin as compared to the prior year period.

Corporate and Other expenses increased compared to the prior year period primarily as a result of the nonrecurrence of foreign exchange transaction gains.

Interest Expense—net
Net interest expense decreased compared to the prior year period primarily as a result of the capitalization of interest cost associated with the construction of our new spray dryer and technology center in Singapore (the “Asia Spray Dryer Project”).

Income Taxes
The effective tax rate (“ETR”) for the three months ended June 30, 2013 and 2012 was 25.3% and 25.9%, respectively. The lower ETR was primarily attributable to management's assertion that certain current year foreign earnings and profits are permanently invested abroad.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended June 30, 2013 decreased 2% to $162.2 million compared with the three months ended June 30, 2012.

Six Months Results of Operations

Below is a summary of comparative results of operations for the six months ended June 30, 2013 and 2012:

				% of Net Sales
(Dollars in millions, except per share data)	2013	2012	% Change	2013	2012
Net Sales	$2,093.2	$1,998.9	5%
Earnings before Interest and Income Taxes	480.7	497.1	(3)%	23%	25%
Interest Expense—net	26.6	32.1	(17)%	1%	2%
Earnings before Income Taxes	454.1	465.0	(2)%	22%	23%
Provision for Income Taxes	116.0	124.1	(7)%	6%	6%
Effective Tax Rate	25.5%	26.7%
Net Earnings	338.1	340.9	(1)%	16%	17%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	3.4	10.9	(69)%	—%	—%
Net Earnings Attributable to Shareholders	$334.7	$330.0	1%	16%	17%
Weighted-Average Common Shares— Diluted	203.2	204.7
Earnings per Common Share—Diluted	$1.64	$1.61	2%

The results for the six months ended June 30, 2013 and 2012 include several items that affect the comparability of our results. These items include Specified Items and are listed in the table below.

	Six Months Ended June 30,
(In millions)	2013	2012
IT/other separation costs	$—	$7.1
Severance and other costs	2.0	1.5
Legal, settlements and related costs	7.6	2.9
Specified Items before income taxes	$9.6	$11.5
Income tax impact on Specified Items	0.7	(2.9)
Specified Items after taxes	$10.3	$8.6
The decrease in IT/other separation costs reflects the completion of our stand-alone operating structure. The increase in legal settlement and related costs is primarily driven by a charge that was recorded related to the China Antitrust Review.

Net Sales
Our net sales by reportable segments are shown in the table below:

	Six Months Ended June 30,			% Change Due to
(Dollars in millions)	2013	2012	% Change	Volume	Price/Mix	Foreign Exchange
Asia/Latin America	$1,512.7	$1,409.3	7%	3%	4%	—%
North America/Europe	580.5	589.6	(2)%	(5)%	3%	—%
Net Sales	$2,093.2	$1,998.9	5%	1%	4%	—%

Asia/Latin America sales accounted for 72% of our net sales for the first six months of 2013. Sales grew 7% year over year reflecting a 4% contribution from higher pricing and 3% volume growth. Price increases in Venezuela and Argentina helped mitigate high inflation in their respective markets and accounted for 2% of the segment's growth and 1% of the total Company growth. Price increases throughout the rest of the segment more than offset by lower prices in China. Category growth and higher market share in certain markets drove the volume improvement, but the impact was offset, in part, by lower volumes in China. In Hong Kong, new restrictions on exports became effective on March 1, 2013, reducing sales in the second quarter of 2013 relative to the first quarter of 2013. However, Hong Kong sales volumes for the six month period were higher than the prior year period. The 2012 Argentine Acquisition also increased sales by 1% versus the prior year period.

North America/Europe sales were down 2% versus the prior year period as a 3% increase in prices was more than offset by a 5% reduction in volumes. Excluding the impact from exiting certain non-core businesses in late 2012, sales for the segment were up by 2%. Increased prices and market share gains in the U.S. and Canada overcame lower U.S. category consumption.

Our net sales by product category are shown in the table below:

	Six Months Ended June 30,
(Dollars in millions)	2013	2012	% Change
Infant Formula	$1,239.1	$1,155.7	7%
Children’s Nutrition	809.2	779.7	4%
Other	44.9	63.5	(29)%
Net Sales	$2,093.2	$1,998.9	5%

Infant Formula accounts for the large majority of our sales in North America/Europe and nearly half of our sales in Asia/Latin America. Other category sales declined due to the prior year exit of certain non-core products primarily in the North America/Europe segment.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Six Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2013	2012	2013	2012
Gross Sales	$2,666.9	$2,560.9	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	356.7	365.7	13%	14%
Sales Discounts	101.0	92.6	4%	4%
Returns	42.0	39.2	2%	1%
Cash Discounts	22.5	22.3	1%	1%
Prime Vendor Charge-Backs	14.9	16.1	1%	1%
Coupons and Other Adjustments	36.6	26.1	1%	1%
Total Gross-to-Net Sales Adjustments	573.7	562.0	22%	22%
Total Net Sales	$2,093.2	$1,998.9	78%	78%

Total gross-to-net sales adjustments were similar as a percentage of gross sales with the prior year period.

Gross Profit

	Six Months Ended June 30,
(Dollars in millions)	2013	2012	% Change
Net Sales	$2,093.2	$1,998.9	5%
Cost of Products Sold	775.3	745.8	4%
Gross Profit	$1,317.9	$1,253.1	5%
Gross Margin	63.0%	62.7%
The increase in gross margin resulted from increased prices, productivity gains and lower commodity costs particularly in the North America/Europe segment partially offset by inflation of manufacturing conversion costs.

Expenses

	Six Months Ended June 30,			% of Net Sales
(Dollars in millions)	2013	2012	% Change	2013	2012
Selling, General and Administrative	$444.2	$431.5	3%	21%	22%
Advertising and Promotion	312.1	274.5	14%	15%	14%
Research and Development	49.7	46.1	8%	2%	2%
Other Expenses/(Income)—net	31.2	3.9	n/a	1%	—%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased year over year due to higher sales force expense and distribution costs.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. The increase in advertising and promotion expenses reflected demand-generation investments primarily in Asia/Latin America in support our strategic growth initiatives.

Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs.

Other Expenses/(Income) — net

	Six Months Ended June 30,
(In millions)	2013	2012
Foreign exchange (gains)/losses - net	$4.8	$(8.9)
Pension settlements	15.2	9.0
Other - net	11.2	3.8
Other expenses/(income) - net	$31.2	$3.9
Other expenses/(income)-net increased compared to the prior year period primarily as a result of the nonrecurrence of foreign exchange transaction gains in 2013 and higher pension settlement expense attributable to greater lump sum payments in 2013 versus 2012. In addition, other-net increased due to a charge that was recorded related to the China Antitrust Review.

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

	Six Months Ended June 30,
(Dollars in millions)	2013	2012	% Change
Asia/Latin America	$508.0	$520.8	(2)%
North America/Europe	124.7	104.0	20%
Corporate and Other	(152.0)	(127.7)	(19)%
EBIT	$480.7	$497.1	(3)%

The benefit from higher sales in Asia/Latin America was offset by higher demand generation investments in support of product innovation resulting in a lower EBIT for 2013 compared to the prior year.

The increase in EBIT in North America/Europe was primarily attributable to higher gross margins and lower operating expenses resulting from our new business model in Europe.

Higher Corporate and Other expenses were primarily attributable to the prior year’s foreign exchange transaction gains and higher U.S. pension settlement expense compared to the prior year.

Interest Expense—net
Net interest expense decreased compared to the prior year primarily as a result of the capitalization of interest cost associated with the construction of our new Asia Spray Dryer Project.

Income Taxes
The ETR for the six months ended June 30, 2013 and 2012 was 25.5% and 26.7%, respectively. The lower ETR was primarily attributable to management's assertion that certain current year foreign earnings and profits are permanently invested abroad.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the six months ended June 30, 2013 increased 1% to $334.7 million compared with the six months ended June 30, 2012.

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

Cash and cash equivalents totaled $1,003.9 million at June 30, 2013, of which $590.5 million was held outside of the United States. Cash and cash equivalents totaled $1,042.1 million as of December 31, 2012, of which $486.7 million was held outside of the United States.

Of the cash and cash equivalents on hand, approximately $408 million was repatriated during the third quarter of 2012 as a return of basis.  The Company has no current plans to repatriate cash in a similar manner.

During the second quarter of 2013, we repatriated approximately $33.0 million of cash to the United States from multiple jurisdictions whose earnings and profits are not permanently invested abroad.

As a result of our evaluation of our global cash position, management has asserted that current year earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of June 30, 2013, approximately $317 million of cash and cash equivalents were held by foreign subsidiaries whose undistributed earnings, either partially or entirely, are considered permanently invested. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, the Company would be required to provide U.S. taxes on these amounts.

During the quarter, the Company repaid $64.9 million against its short-term revolving credit facilities. The Company’s short-term borrowings were $38.2 million and $161.0 million as of June 30, 2013 and December 31, 2012 respectively.

Our board of directors previously authorized the repurchase of up to $300 million of the Company’s stock. The repurchase program is primarily intended to offset the dilutive effect on earnings from stock-based compensation. During the three months ended June 30, 2013, we purchased 0.3 million shares under the program for $19.9 million. As of June 30, 2013, we had $35.8 million available under the authorization.

Cash Flows

We believe that cash on hand and cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$338.1	$340.9
Depreciation and Amortization	41.7	37.6
Other	46.8	29.9
Changes in Assets and Liabilities	(23.9)	(137.6)
Pension and Other Postretirement Benefits Contributions	(2.9)	(3.6)
Total Operating Activities	399.8	267.2
Investing Activities	(116.7)	(155.3)
Financing Activities	(310.2)	(156.5)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(11.1)	(8.4)
Net Decrease in Cash and Cash Equivalents	$(38.2)	$(53.0)

For the six months ended June 30, 2013, cash flow from operating activities was $399.8 million and primarily driven by net earnings. For the six months ended June 30, 2012, cash flow was $267.2 million driven by net earnings, partially offset by declines in accrued expenses, deferred income and accounts payable. The decline in accrued expenses in the first half of 2012 was primarily attributed to annual compensation payments.

Cash flow used in investing activities was $38.6 million less than the prior year period. The decrease was largely the result of the prior year Argentine Acquisition partially offset by higher capital expenditures in 2013 as compared to 2012. For more information regarding the Argentine Acquisition, see Item 1, “Financial Statements.”

Cash flow used in financing activities was $310.2 million for the six months ended June 30, 2013, and included $129.9 million of dividend payments, $122.8 million net repayments from our short-term credit facilities, $60.6 million of treasury stock purchases and $10.8 million for the note payable installments related to the Argentine Acquisition, partially offset by $18.8 million inflow related to stock-based compensation. Cash flow used in financing activities was $156.5 million for the six months ended June 30, 2012, and included $114.3 million of dividend payments and $58.8 million of treasury stock purchases, partially offset by $18.8 million inflow related to stock-based compensation.

Capital Expenditures

Capital expenditures and the cash outflow for capital expenditures were as follows:

(In millions)	Capital expenditures	Cash outflow for capital expenditures
Six months ended June 30, 2013	$88.2	$117.0

Six months ended June 30, 2012	$35.6	$50.0
Capital expenditures included investment primarily in our new Asia Spray Dryer Project. We expect capital expenditures in 2013 to be approximately $260 million, including our investment in the Asia Spray Dryer Project, with continued emphasis on investment in growth and innovation.

Short-Term Borrowings and Note Payable

For information regarding Short-Term Borrowings and Note Payable, see “Item 1. Financial Statements - Note 15. Debt.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression. Such statements are likely to relate to, among other things, a discussion of goals, plans and projections regarding financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, capital expenditures, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations that involve inherent risks, uncertainties and assumptions that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: (1) the ability to sustain brand strength, particularly the Enfa family of brands; (2) the effect on our reputation of real or perceived quality issues; (3) the effect of regulatory restrictions related to our products; (4) the adverse effect of commodity costs; (5) increased competition from branded, private label, store and economy-branded products; (6) the effect of an economic downturn on consumers’ purchasing behavior and customers’ ability to pay for product; (7) inventory reductions by customers; (8) the adverse effect of changes in foreign currency exchange rates; (9) the effect of changes in economic, political and social conditions in the markets where we operate; (10) changing consumer preferences; (11) the possibility of changes in the Women, Infant and Children (“WIC”) program, or participation in WIC; (12) legislative, regulatory or judicial action that may adversely affect our ability to advertise our products or maintain product margins; and (13) the ability to develop and market new, innovative products. For additional information regarding these and other factors, see our filings with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), which filings are available upon request from the SEC or at www.meadjohnson.com. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There is no material change in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2012 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.            LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in Part I of this report under “Item 1. Financial Statements - Note 19. Contingencies” to the interim consolidated financial statements, and is incorporated by reference herein.

ITEM 1A.         RISK FACTORS.

There is no material change in the information reported under “Item 1A. Risk Factors” contained in our 2012 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending June 30, 2013:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
April 1, 2013 through April 30, 2013	—	$—	—	$55.7
May 1, 2013 through May 31, 2013	72,000	80.69	72,000	49.9
June 1, 2013 through June 30, 2013	178,000	79.23	178,000	35.8
	250,000	$79.65	250,000	$35.8

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

MEAD JOHNSON NUTRITION COMPANY

Date:	July 25, 2013	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)