Form 10-Q
period 2013-09-30
Mead Johnson Nutrition Co
filed 2013-10-24
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 21, 2013, there were 201,985,119 shares of common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET SALES	$1,046.8	$921.3	$3,140.0	$2,920.2
Cost of Products Sold	365.5	357.5	1,140.8	1,103.3
GROSS PROFIT	681.3	563.8	1,999.2	1,816.9
Expenses:
Selling, General and Administrative	222.6	210.7	666.8	642.2
Advertising and Promotion	163.8	138.8	475.9	413.3
Research and Development	24.8	21.5	74.5	67.6
Other Expenses/(Income) – net	31.4	9.6	62.6	13.5
EARNINGS BEFORE INTEREST AND INCOME TAXES	238.7	183.2	719.4	680.3

Interest Expense – net	12.3	16.9	38.9	49.0
EARNINGS BEFORE INCOME TAXES	226.4	166.3	680.5	631.3

Provision for Income Taxes	66.4	27.1	182.4	151.2
NET EARNINGS	160.0	139.2	498.1	480.1
Less Net Earnings/(Loss) Attributable to Noncontrolling Interests	(1.6)	(1.1)	1.8	9.8
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$161.6	$140.3	$496.3	$470.3
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$0.80	$0.69	$2.45	$2.30
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$0.79	$0.69	$2.44	$2.29

Weighted Average Shares – Diluted	202.8	204.3	203.1	204.5
Dividends Declared per Share	$0.34	$0.30	$1.02	$0.90

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET EARNINGS	$160.0	$139.2	$498.1	$480.1

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	(4.9)	25.6	(66.8)	(4.2)
Tax Benefit/(Expense)	(0.6)	(17.5)	4.0	(12.2)
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	1.2	(5.4)	5.2	(9.5)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	(0.5)	(0.4)	5.7	(0.9)
Tax Benefit/(Expense)	(0.2)	1.7	(3.0)	3.1
Pension and Other Postretirement Benefits
Deferred Gains on Pension and Other Postretirement Benefits	—	—	0.8	—
Reclassification Adjustment for Losses Included in Net Earnings	4.5	5.9	23.9	18.4
Tax Benefit/(Expense)	0.5	(2.2)	(6.6)	(5.4)
OTHER COMPREHENSIVE INCOME/(LOSS)	—	7.7	(36.8)	(10.7)

COMPREHENSIVE INCOME	160.0	146.9	461.3	469.4

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	(3.8)	(1.1)	(7.3)	9.8

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$163.8	$148.0	$468.6	$459.6

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$985.2	$1,042.1
Receivables – net of allowances of $5.9 and $7.6, respectively	405.3	364.6
Inventories	499.6	435.9
Deferred Income Taxes – net of valuation allowance	86.2	86.4
Income Taxes Receivable	41.3	26.0
Prepaid Expenses and Other Assets	63.1	60.0
Total Current Assets	2,080.7	2,015.0
Property, Plant and Equipment – net	785.1	689.9
Goodwill	209.3	270.6
Other Intangible Assets – net	106.8	129.9
Deferred Income Taxes – net of valuation allowance	38.2	24.5
Other Assets	135.6	128.3
TOTAL	$3,355.7	$3,258.2
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$2.6	$161.0
Accounts Payable	509.6	508.5
Dividends Payable	69.3	61.3
Note Payable	—	26.0
Accrued Expenses	226.7	220.4
Accrued Rebates and Returns	317.6	314.8
Deferred Income – current	23.6	36.1
Income Taxes – payable and deferred	81.0	41.8
Total Current Liabilities	1,230.4	1,369.9
Long-Term Debt	1,516.8	1,523.2
Deferred Income Taxes – noncurrent	16.0	15.9
Pension, Postretirement and Postemployment Liabilities	184.4	188.8
Other Liabilities	141.9	95.1
Total Liabilities	3,089.5	3,192.9
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	46.1	36.3

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 206.7 and 206.0 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(630.7)	(676.6)
Retained Earnings	1,392.6	1,124.8
Treasury Stock – at cost	(339.1)	(244.6)
Accumulated Other Comprehensive Loss	(214.7)	(187.0)
Total Shareholders’ Equity	210.2	18.7
Noncontrolling Interests	9.9	10.3
Total Equity	220.1	29.0
TOTAL	$3,355.7	$3,258.2

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interest
Balance as of January 1, 2013	$2.1	$(676.6)	$1,124.8	$(244.6)	$(187.0)	$10.3	$29.0	$36.3
Stock-based Compensation Awards		45.9		(17.9)			28.0
Treasury Stock Acquired				(76.6)			(76.6)
Distributions to Noncontrolling Interests						(3.7)	(3.7)	(1.2)
Cash Dividends Declared			(206.9)				(206.9)
Net Earnings			496.3			1.3	497.6	0.5
Redeemable Noncontrolling Interest Accretion			(21.6)				(21.6)	21.6
Other Comprehensive Income (Loss)					(27.7)	2.0	(25.7)	(11.1)
Balance as of September 30, 2013	$2.1	$(630.7)	$1,392.6	$(339.1)	$(214.7)	$9.9	$220.1	$46.1

Balance as of January 1, 2012	$2.1	$(728.4)	$770.0	$(89.7)	$(133.1)	$11.1	$(168.0)	$—
Stock-based Compensation Awards		41.2		(15.0)			26.2
Treasury Stock Acquired				(93.3)			(93.3)
Acquisition								30.2
Distributions to Noncontrolling Interests						(4.0)	(4.0)
Cash Dividends Declared			(183.8)				(183.8)
Net Earnings			470.3			8.9	479.2	0.9
Redeemable Noncontrolling Interest Accretion			(3.1)				(3.1)	3.1
Other Comprehensive Loss					(10.7)		(10.7)
Balance as of September 30, 2012	$2.1	$(687.2)	$1,053.4	$(198.0)	$(143.8)	$16.0	$42.5	$34.2

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$498.1	$480.1
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	62.1	56.7
Other	36.9	23.5
Changes in Assets and Liabilities	1.0	(95.3)
Pension and Other Postretirement Benefits Contributions	(6.1)	(24.9)
Net Cash Provided by Operating Activities	592.0	440.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(177.3)	(85.7)
Proceeds from Sale of Property, Plant and Equipment	2.0	1.2
Proceeds from Sale of Intangible Assets	—	5.5
Investment in Other Companies	(2.7)	(3.3)
Acquisition	—	(106.1)
Net Cash Used in Investing Activities	(178.0)	(188.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	6.8	385.2
Repayments of Short-term Borrowings	(165.0)	(230.0)
Repayments of Notes Payable	(27.6)	(26.8)
Payments of Dividends	(198.9)	(175.6)
Stock-based-compensation-related Proceeds and Excess Tax Benefits	19.8	21.0
Purchases of Treasury Stock	(92.5)	(108.3)
Distributions to Noncontrolling Interests	(4.9)	(2.2)
Net Cash Used in Financing Activities	(462.3)	(136.7)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(8.6)	3.1
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(56.9)	118.1
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,042.1	840.3
End of Period	$985.2	$958.4

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                                      ORGANIZATION

Mead Johnson Nutrition Company (“MJN” or the “Company”) manufactures, distributes and sells infant formulas, children’s nutrition and other nutritional products. MJN has a broad product portfolio, which extends across routine and specialty infant formulas, children’s milks and milk modifiers, dietary supplements for pregnant and breastfeeding mothers, pediatric vitamins, and products for pediatric metabolic disorders. These products are generally sold to wholesalers, retailers and distributors and are promoted to healthcare professionals, and, where permitted by regulation and policy, directly to consumers.

2.                                      ACCOUNTING POLICIES

Basis of Presentation—The Company prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements have been condensed or omitted. The Company is responsible for the financial statements and the related notes included in this Form 10-Q.

The consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2013 and December 31, 2012, results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full-year operating results or future performance.

The accounting policies used in preparing these consolidated financial statements are the same as those used to prepare the Company’s annual report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) with the exception of our goodwill impairment testing policy which is discussed below. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited year-end financial statements and accompanying notes included in the Company’s 2012 Form 10-K.

Goodwill—During the third quarter of 2013 the Company changed its annual impairment testing date from January 1 to July 1, which did not result in any delay, acceleration or avoidance of an impairment charge. The Company believes that moving the goodwill impairment testing date to the third quarter is preferable because it better aligns the impairment testing with our annual and long-term planning timeline, which is a significant element in the testing process. The Company completed impairment testing in both the first and third quarters of 2013 and concluded that no impairment of goodwill exists (see Note 13).

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective for the Company in the period beginning January 1, 2014 and the Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2013	2012	2013	2012
Basic earnings per share:
Weighted-average shares outstanding	202.3	203.7	202.5	203.9
Net earnings attributable to shareholders	$161.6	$140.3	$496.3	$470.3
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.3)	(1.0)	(1.1)
Net earnings attributable to shareholders used for basic earnings per share calculation	$161.3	$140.0	$495.3	$469.2
Net earnings attributable to shareholders per share	$0.80	$0.69	$2.45	$2.30
Diluted earnings per share:
Weighted-average shares outstanding	202.3	203.7	202.5	203.9
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.5	0.6	0.6	0.6
Weighted-average shares — diluted	202.8	204.3	203.1	204.5
Net earnings attributable to shareholders	$161.6	$140.3	$496.3	$470.3
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.3)	(1.0)	(1.1)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$161.3	$140.0	$495.3	$469.2
Net earnings attributable to shareholders per share	$0.79	$0.69	$2.44	$2.29

Potential shares outstanding from all stock-based awards were 2.9 million and 2.8 million as of September 30, 2013 and 2012, respectively. Of these shares, 2.4 million and 2.2 million were not included in the diluted earnings per share calculation for the three months ended September 30, 2013 and 2012, respectively, and 2.3 million and 2.2 million were not included in the diluted earnings per share calculation for the nine months ended September 30, 2013 and 2012.

4.                                      INCOME TAXES

For the three and nine months ended September 30, 2013, the effective tax rate (“ETR”) was 29.4% and 26.8%, respectively, compared with 16.3% and 24.0% for the same periods in 2012. The ETR increase was primarily due to the prior year change in management's assertion regarding certain foreign earnings and profits that are permanently invested abroad, favorable U.S. return-to-provision adjustments recorded in the prior year and the administrative penalty related to the China Antitrust Review (as defined in Note 8) which is non-deductible for tax purposes.

The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of September 30, 2013 and December 31, 2012, was $102.8 million and $75.9 million, respectively. The Company believes that it has adequately provided for all uncertain tax positions. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.

Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (“BMS”), the Company’s former parent, maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has recorded a receivable from BMS for uncertain tax positions, including penalties and interest, of $8.8 million and $8.5 million as of September 30, 2013 and December 31, 2012 respectively.

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

The following table summarizes net sales and earnings before interest and income taxes for each of our reportable segments:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Asia/Latin America	$768.0	$646.7	$262.0	$193.1	$2,280.7	$2,056.0	$770.0	$713.9
North America/Europe	278.8	274.6	63.0	53.2	859.3	864.2	187.7	157.2
Total reportable segments	1,046.8	921.3	325.0	246.3	3,140.0	2,920.2	957.7	871.1
Corporate and Other	—	—	(86.3)	(63.1)	—	—	(238.3)	(190.8)
Total	$1,046.8	$921.3	$238.7	$183.2	$3,140.0	$2,920.2	$719.4	$680.3

6.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Stock options	$1.6	$1.8	$4.9	$5.5
Performance share awards	3.5	2.0	12.9	11.8
Restricted stock units	2.2	2.1	7.9	6.5
Total pre-tax stock-based compensation expense	$7.3	$5.9	$25.7	$23.8
Net tax benefit related to stock-based compensation expense	$(2.6)	$(2.5)	$(8.8)	$(9.1)

During the nine months ended September 30, 2013, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.5	$15.08
Performance share awards	0.2	$72.53
Restricted stock units	0.1	$74.85

As of September 30, 2013, the Company had the following award expense yet to be recognized:

(Dollars and shares in millions)	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	$9.2	2.0
Performance share awards	$10.1	1.4
Restricted stock units	$15.3	2.6

7.                                      PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and postretirement benefit plans includes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost – benefits earned during the period	$1.3	$1.0	$0.3	$0.2	$3.9	$2.9	$0.8	$0.7
Interest cost on projected benefit obligations	3.6	3.8	0.4	0.4	10.8	11.7	1.0	1.0
Expected return on plan assets	(4.1)	(4.2)	—	—	(12.3)	(12.1)	—	—
Amortization of net actuarial loss	1.7	1.4	0.4	0.4	5.0	4.0	1.3	1.4
Amortization of prior service benefit	—	—	(0.1)	—	—	—	(0.1)	(0.1)
Net periodic benefit cost	$2.5	$2.0	$1.0	$1.0	$7.4	$6.5	$3.0	$3.0
Settlements	2.5	4.1	—	—	17.7	13.1	—	—
Total net periodic benefit cost	$5.0	$6.1	$1.0	$1.0	$25.1	$19.6	$3.0	$3.0

Settlements reflect the recognition of losses that were previously deferred within accumulated other comprehensive loss attributable to plan participants who have received lump sum distributions during the plan year. Recognition of settlements is triggered when the amount paid for lump sum distributions from a plan exceeds the sum of service and interest cost for the plan year. Losses reclassified to settlements for the nine months ended September 30, 2013 and 2012, respectively, were related to the U.S. plans and were recognized within other expenses/(income)-net on the consolidated statements of earnings.

For the nine months ended September 30, 2013, the Company contributed $6.1 million to non-U.S. pension plans. For the nine months ended September 30, 2012, the Company contributed $24.9 million, primarily to the U.S. pension plan.

8.                               OTHER EXPENSES/(INCOME) - NET

The components of other expenses/(income) - net were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Foreign exchange (gains)/losses - net	$2.1	$6.7	$6.9	$(2.1)
Administrative penalty (China)	26.0	—	33.4	—
Pension settlements	2.5	4.1	17.7	13.1
Gain on sale of certain non-core intangible assets	—	(5.5)	—	(5.5)
Other - net	0.8	4.3	4.6	8.0
Other expenses/(income) - net	$31.4	$9.6	$62.6	$13.5

As announced by the Company on August 6, 2013, China’s National Development and Reform Commission (“NDRC”) assessed an administrative penalty against the Company in connection with the NDRC’s antitrust review of the infant formula industry’s resale pricing practices (“China Antitrust Review”). All amounts assessed were paid in the third quarter of 2013.

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

11.                               INVENTORIES

The major categories of inventories were as follows:

(In millions)	September 30, 2013	December 31, 2012
Finished goods	$286.3	$264.6
Work in process	85.8	56.9
Raw and packaging materials	127.5	114.4
Inventories	$499.6	$435.9

12.                               PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment were as follows:

(In millions)	September 30, 2013	December 31, 2012
Land	$6.6	$6.0
Buildings	521.5	506.0
Machinery, equipment and fixtures	638.6	595.7
Construction in progress	214.7	150.4
Accumulated depreciation	(596.3)	(568.2)
Property, plant and equipment — net	$785.1	$689.9

Construction in progress included investment primarily for the Company’s new spray dryer and technology center in Singapore (“Asia Spray Dryer Project”).

13.                               GOODWILL

The Company tests goodwill for impairment on an annual basis and whenever an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. Historically, the Company’s policy was to perform the annual impairment test for goodwill as of January 1 of each year. The Company completed its annual impairment test in the first quarter of 2013 in accordance with this policy and concluded that no impairment existed. During the third quarter of 2013 the Company changed its annual impairment testing date from January 1 to July 1 of each fiscal year to better align with the timing of its annual and long-term planning process, which is a significant input in the testing process. Accordingly, the Company believes this change is preferable. This change did not delay, accelerate or avoid an impairment charge. As a result of this change, impairment testing was completed during the third quarter of 2013 and the Company concluded that no impairment existed. This change was applied prospectively beginning July 1, 2013 and had no impact on the consolidated financial statements. The change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight.
For the nine months ended September 30, 2013 and 2012, the change in the carrying amount of goodwill by reportable segment, was primarily driven by the cumulative impact due to a correction of the currency denomination of the goodwill related to two reporting units. The revision had the impact of decreasing the Company’s total value of goodwill and decreasing the total currency translation adjustment included in the accumulated other comprehensive loss section of shareholders’ equity and other comprehensive income.

For the nine months ended September 30, 2013 and 2012, the change in the carrying amount of goodwill by reportable segment, including the cumulative impact of the revisions described above, was as follows:

(In millions)	Asia/ Latin America	North America/ Europe	Total
Balance as of January 1, 2013	$253.6	$17.0	$270.6
Redenomination	(42.5)	2.0	(40.5)
Translation adjustments	(20.8)	—	(20.8)
Balance as of September 30, 2013	$190.3	$19.0	$209.3

Balance as of January 1, 2012	$115.8	$1.7	$117.5
Acquisition	155.5	17.3	172.8
Translation adjustments	(11.4)	(1.3)	(12.7)
Balance as of September 30, 2012	$259.9	$17.7	$277.6

As of September 30, 2013, the Company had no accumulated impairment loss.

14.                               OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2013 and December 31, 2012 were as follows:

	As of September 30, 2013			As of December 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trademark(1) .	$38.5	$—	$38.5	$45.3	$—	$45.3
Non-compete agreement(1) .	7.6	—	7.6	8.9	—	8.9
Sub-total	46.1	—	46.1	54.2	—	54.2
Amortizable intangible assets:
Computer software	132.2	(74.6)	57.6	132.2	(60.2)	72.0
Distributor-customer relationship(1) .	3.7	(0.6)	3.1	4.4	(0.7)	3.7
Sub-total	135.9	(75.2)	60.7	136.6	(60.9)	75.7
Total other intangible assets	$182.0	$(75.2)	$106.8	$190.8	$(60.9)	$129.9
(1) Changes in balances result from currency translation and amortization.

The Company tests intangibles assets not subject to amortization for impairment on an annual basis and whenever a significant event occurs or circumstances change that indicate that it is more likely than not that the asset is impaired. To align with the change in the timing of its annual goodwill impairment test, the Company completed impairment testing as of both the first and third quarters of 2013 and concluded that no impairment of intangible assets not subject to amortization exists.

15.                               DEBT

Short-Term Borrowings and Five-Year Revolving Credit Facility Agreement

As of September 30, 2013, the Company’s short-term borrowings were $2.6 million and were for the Company’s legal entity based in Argentina. These short-term borrowings had a weighted-average interest rate of 22.00% as of September 30, 2013. The Company intends to repay these borrowings within 12 months and has the ability to do so. As of December 31, 2012, the Company’s short-term borrowings totaled $161.0 million and were primarily from the Company’s five-year revolving credit facility agreement (“Credit Facility”). For the nine months ended September 30, 2013, borrowings from the Credit Facility had a weighted-average interest rate of 1.53%.

Borrowings from the Credit Facility are used for working capital and other general corporate purposes. The Credit Facility is unsecured and repayable on maturity in June 2016, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $500.0 million, which may be increased from time to time up to $750.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The Credit Facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these covenants as of September 30, 2013.

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

Note Payable

On March 15, 2012, the Company completed the Argentine Acquisition described in Note 9. Of the ARS850.7 million purchase price payable in connection with the Argentine Acquisition, ARS377.6 million was financed through a note payable. The remaining balance of the note payable was paid on July 10, 2013. Through March 15, 2013, the annual interest rate for the note payable was 14%. Effective as of March 16, 2013, the note was converted to U.S. dollar-denominated indebtedness and the annual interest rate was automatically modified to be 0.85%, which accrued through the Company’s final payment.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	September 30, 2013	December 31, 2012
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0
Sub-total	1,500.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for terminated interest rate swaps	19.0	26.0
Unamortized bond discount	(2.2)	(2.8)
Long-term debt	$1,516.8	$1,523.2

Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $1,615.9 million (Level 2) as of September 30, 2013.

The components of interest expense-net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Interest expense	$14.5	$18.3	$45.3	$53.3
Interest income	(2.2)	(1.4)	(6.4)	(4.3)
Interest expense-net	$12.3	$16.9	$38.9	$49.0

For the three and nine months ended September 30, 2013, capitalized interest was $1.5 million and $3.7 million, respectively, compared with no capitalized interest for the same periods in 2012.

16.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Derivatives

The Company is exposed to market risk due to changes in currency exchange rates and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. These financial instruments are in Level 2 of the fair value hierarchy for both periods presented. For the nine months ended September 30, 2013 and 2012, there were no transfers between levels in the fair value hierarchy. Derivative financial instruments are not used for speculative purposes.

The following table summarizes the Company’s fair value of outstanding derivatives designated as hedging instruments:

(In millions)
Cash flow hedges:	Balance Sheet Location	September 30, 2013	December 31, 2012
Foreign exchange contracts	Other assets	$5.8	$—
Foreign exchange contracts	Accrued expenses	(0.5)	(5.1)
Net asset/(liability) of derivatives designated as hedging instruments		$5.3	$(5.1)

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company uses a variety of major banks worldwide whose long-term debt is rated A or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at September 30, 2013 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges-Foreign Exchange Contracts

The Company uses foreign exchange contracts to hedge forecasted transactions, primarily intercompany purchases for up to 18 months, on certain foreign currencies and designates these derivative instruments as foreign currency cash flow hedges when appropriate. For the contracts that qualify as hedges of probable forecasted transactions, the effective portion of changes in fair value is temporarily reported in accumulated other comprehensive loss and recognized in earnings when the hedged item affects earnings.

The Company assesses hedge effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. For the three and nine months ended September 30, 2013 and 2012, the impact of hedge ineffectiveness on earnings was not significant.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable to occur on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. During the three and nine months ended September 30, 2013 and 2012, the Company did not discontinue any cash flow hedges.

The effective portion of changes in the fair value of foreign exchange contracts is recognized in earnings when the hedged item affects earnings, in cost of products sold, or deemed ineffective, in other expenses/(income)—net. All of the Company’s foreign exchange contracts qualify as hedges of probable forecasted cash flows.

As of September 30, 2013, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $201.1 million, with a fair value of $5.3 million in net assets. As of December 31, 2012, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $207.2 million, with a fair value of $5.1 million in net liabilities. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive loss and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2013	2012
Balance—January 1	$(4.1)	$4.3
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	5.2	(9.5)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	5.7	(0.9)
Change in deferred taxes	(3.0)	3.1
Balance—September 30	$3.8	$(3.0)

At September 30, 2013, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income was $3.8 million, $3.6 million of which is expected to be reclassified into earnings within the next 12 months.

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

In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. There were no interest rate swaps outstanding at September 30, 2013.

The earnings impact and decrease in interest expense from interest rate swaps was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Amortization of basis adjustment for terminated interest rate swaps recognized in interest expense	(2.3)	(2.3)	(6.9)	(7.0)

See Note 15 for discussion of the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds which totaled $314.7 million and $520.7 million as of September 30, 2013 and December 31, 2012, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

17.                               MARKETABLE SECURITIES

Cost basis for the Company’s equity securities is determined by the specific identification method. Realized and unrealized gains and losses on trading securities are included in other expenses/(income) - net in the Company’s consolidated statements of earnings.

During the three months ended September 30, 2013, the Company sold all of its investments in equity securities classified as trading securities. The Company recognized gains on trading securities of $4.0 million and $3.7 million for the three months and nine months ended September 30, 2013, respectively.

18.                               EQUITY

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2013	206.0	3.5	$244.6
Stock-based compensation	0.7	0.2	17.9
Treasury stock purchases	—	1.0	76.6
Balance as of September 30, 2013	206.7	4.7	$339.1

Balance as of January 1, 2012	205.1	1.4	$89.7
Stock-based compensation	0.9	0.2	15.0
Treasury stock purchases	—	1.2	93.3
Balance as of September 30, 2012	206.0	2.8	$198.0

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

On March 16, 2010, MJN’s board of directors approved the repurchase of up to $300.0 million of the Company’s common stock. From the date of such authorization through September 30, 2013, 4.2 million shares were repurchased at an average cost per share of $71.12. As of September 30, 2013, the Company had $2.1 million available under this authorization.

On September 10, 2013, MJN’s board of directors approved a new share repurchase authorization of up to an additional $500.0 million of the Company’s common stock. As of September 30, 2013, the Company had $500.0 million available under this authorization.

Changes in accumulated other comprehensive loss by component were as follows:

(In millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	Pension and Other Post-retirement Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2013	$(14.6)	$(4.1)	$(168.3)	$(187.0)	$(0.2)		$—

Deferred Gains/(Losses)	(58.8)	5.2	0.8	(52.8)	3.1	1	(11.1)	1
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	5.7	23.9	29.6	—		—
Tax Benefit/(Expense)	5.1	(3.0)	(6.6)	(4.5)	(1.1)		—

Balance as of September 30, 2013	$(68.3)	$3.8	$(150.2)	$(214.7)	$1.8		$(11.1)
1 Represents foreign currency translation adjustments.

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Three Months Ended September 30,
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold	Selling, General and Administrative	Research and Development	Other Expenses/ (Income) - Net	Tax Benefit/(Expense)	Net
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$0.5	$—	$—	$—	$(0.1)	$0.4

Pension and Other Postretirement Benefit Plans:
Actuarial Gains/(Losses)	(0.7)	(1.3)	(0.1)		0.6	(1.5)
Prior Service Benefits		0.1		—	—	0.1
Settlements	—	—	—	(2.5)	1.0	(1.5)
Total Reclassifications	$(0.2)	$(1.2)	$(0.1)	$(2.5)	$1.5	$(2.5)

	Nine Months Ended September 30, 2013
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold	Selling, General and Administrative	Research and Development	Other Expenses/ (Income) - Net	Tax Benefit/(Expense)	Net
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$(5.7)	$—	$—	$—	$1.7	$(4.0)

Pension and Other Postretirement Benefit Plans:
Actuarial Gains/(Losses)	(2.1)	(3.6)	(0.6)	—	2.0	(4.3)
Prior Service Benefits		0.1				0.1
Settlements	—	—	—	(17.7)	6.6	(11.1)
Total Reclassifications	$(7.8)	$(3.5)	$(0.6)	$(17.7)	$10.3	$(19.3)

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

On November 14, 2011, the Company’s subsidiary Mead Johnson & Company, LLC (“MJC”) obtained final trial court approval of a nationwide class settlement with plaintiffs in eight putative consumer class actions that had been consolidated and transferred to the U.S. District Court for the Southern District of Florida.  The suits all involved allegations of false and misleading advertising with respect to certain Enfamil LIPIL infant formula advertising.  The settlement allowed consumers who purchased Enfamil LIPIL infant formula between October 13, 2005, and March 31, 2010, to receive infant formula or cash. The period for submitting claims has expired, and the total amount claimed by class members was less than $8.0 million. As a result and consistent with the Company’s previously reported obligations under the settlement agreement, MJC distributed the difference between $8.0 million and the total amount claimed in the form of infant formula to Feeding America, the nation’s largest domestic hunger relief charity.  MJC also agreed not to oppose, and the court approved, attorneys’ fees and expenses to plaintiffs’ counsel of $3.5 million and $140 thousand, respectively.  As previously reported, MJC agreed to pay costs of notice and settlement administration.  The trial court’s approval of the settlement was affirmed on appeal, and the settlement became final in October 2012. The distribution to class members was completed as of the end of the third quarter of 2013.

As previously reported in the Company’s Annual Report on Form 10-K for fiscal year 2012, the Company was served with a lawsuit filed on October 16, 2012 in St. Clair County (Illinois) Circuit Court under the caption Shelby Schrack, et al. v. Mead Johnson Nutrition Company and Mead Johnson & Company, which lawsuit alleges that certain bacteria in powdered formula were responsible for the death of one infant and serious illness in two others and seeks unspecified monetary damages. These illnesses were widely publicized in December 2011 and January 2012. The infants allegedly consumed formula from batches that were extensively tested by the Company, the Centers for Disease Control (“CDC”) and the U.S. FDA. These tests detected no bacteria in our infant formula. The CDC further noted that while these bacteria have sometimes been found in formula, they also exist in the environment and may potentially cause illness through person to person contact or through contamination of infant feedings at the point of use. We believe that the claims in this matter are without merit, and we intend to defend such claims vigorously. Nevertheless, we cannot guarantee the outcome of this litigation. The Company is currently in settlement discussions with the plantiffs in this case.

The Company records accruals for contingencies when it is probable that a loss will be incurred and can be reasonably estimated. Although MJN cannot predict with certainty the final resolution of these lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which MJN is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of September 30, 2013, with respect to one or more of these proceedings, could have a material effect on the Company’s results of operations and cash flows for the periods in which a loss is recognized.

The China Antitrust Review, discussed in Note 8 above, was resolved during the third quarter of 2013. In connection with the China Antitrust Review, the NDRC assessed an administrative penalty of $33.4 million against the Company, which penalty was paid during the third quarter and is non-deductible for tax purposes. The Company accrued $7.4 million in the second quarter of 2013 in connection with this matter and recognized the remaining charge of $26.0 million upon final resolution in the third quarter.

The Company has initiated an internal investigation of, and is voluntarily complying with an SEC request for documents relating to, certain business activities of the Company’s local subsidiary in China. The Company’s investigation is focused on certain expenditures that were made by the subsidiary in connection with the promotion of the Company’s products or may have otherwise been made and that may not have complied with Company policies and applicable U.S. and/or local laws. The Company has retained outside legal counsel to conduct the investigation, which is being overseen by a committee of independent members of the Company’s board of directors. At this time, the Company is unable to predict the scope, timing or outcome of this ongoing matter or any regulatory or legal actions that may be commenced related to this matter.

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

Executive Summary

For the three months ended September 30, 2013, sales grew 14% compared to the prior year period, primarily as a result of volume growth within the Asia/Latin America segment. Earnings per share increased 14% driven by higher sales and an increased gross margin, partially offset by increased demand generation investments, the China administrative penalty described below and a higher effective tax rate.

For the nine months ended September 30, 2013, sales grew 8% compared to the prior year period, balanced between increased volume and higher prices. The 4% volume increase was driven by category growth along with market share improvements, partially offset by lower volumes in the North America/Europe segment related to the late 2012 exit of certain non-core businesses. Earnings per share increased 7% driven by higher sales and an increased gross margin, partially offset by increased demand generation investments, the China administrative penalty and a higher effective tax rate.

As announced by the Company on August 6, 2013, China’s National Development and Reform Commission’s (“NDRC”) antitrust review of the infant formula industry’s resale pricing practices (“China Antitrust Review”) was resolved during the third quarter of 2013. In connection with the China Antitrust Review, the NDRC assessed an administrative penalty of $33.4 million against the Company, which penalty was paid during the third quarter.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended September 30, 2013 and 2012:

				% of Net Sales
(Dollars in millions, except per share data)	2013	2012	% Change	2013	2012
Net Sales	$1,046.8	$921.3	14%
Earnings before Interest and Income Taxes	238.7	183.2	30%	23%	20%
Interest Expense—net	12.3	16.9	(27)%	1%	2%
Earnings before Income Taxes	226.4	166.3	36%	22%	18%
Provision for Income Taxes	66.4	27.1	145%	7%	3%
Effective Tax Rate	29.4%	16.3%
Net Earnings	160.0	139.2	15%	15%	15%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	(1.6)	(1.1)	(45)%	—%	—%
Net Earnings Attributable to Shareholders	$161.6	$140.3	15%	15%	15%
Weighted-Average Common Shares— Diluted	202.8	204.3
Earnings per Common Share—Diluted	$0.79	$0.69	14%

The results for the three months ended September 30, 2013 and 2012 include several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of on-going results (“Specified Items”) and are listed in the table below.

	Three Months Ended September 30,
(In millions)	2013	2012
IT/other separation costs	$—	$4.9
Gain on sale of certain non-core intangible assets	—	(5.5)
Severance and other costs	0.1	8.1
Legal, settlements and related costs	27.1	0.2
Specified Items	$27.2	$7.7
Income tax impact on Specified Items	(0.4)	(3.2)
Specified Items attributable to Noncontrolling Interests	(3.7)	—
Specified Items - net	23.1	4.5

The increase in legal, settlements and related costs is primarily driven by the administrative penalty assessed by China’s NDRC in connection with the China Antitrust Review. The Company accrued $7.4 million in the second quarter of 2013 in connection with this matter and recognized the remaining charge of $26.0 million upon final resolution in the third quarter.

The 2012 IT/other separation costs related to the completion of our stand-alone operating structure.

Net Sales
Our net sales by reportable segments are shown in the table below:

	Three Months Ended September 30,			% Change Due to
(Dollars in millions)	2013	2012	% Change	Volume	Price/Mix	Foreign Exchange
Asia/Latin America	$768.0	$646.7	19%	17%	4%	(2)%
North America/Europe	278.8	274.6	2%	—%	2%	—%
Net Sales	$1,046.8	$921.3	14%	12%	4%	(2)%

Asia/Latin America sales accounted for 73% of our net sales for the third quarter of 2013. Sales volume increases reflected a favorable prior period comparison related to distributor inventory reductions and lower market share in China during the third quarter of 2012, which accounted for approximately 5% of the segment’s growth. In addition, market share gains in key Asian markets and a majority of Latin American markets drove the balance of volume growth. Price increases in Venezuela and Argentina helped mitigate high inflation in these markets and accounted for 2% of both the segment and total Company growth.

Sales in North America/Europe increased 2% versus the prior year period. Excluding the impact of the exit of certain non-core businesses late in 2012, segment sales increased approximately 6%. This increase resulted primarily from market share gains in Canada, partially offset by lower U.S. category consumption.

Our net sales by product category are shown in the table below:

	Three Months Ended September 30,
(Dollars in millions)	2013	2012	% Change
Infant Formula	$604.1	$536.4	13%
Children’s Nutrition	421.5	354.3	19%
Other	21.2	30.6	(31)%
Net Sales	$1,046.8	$921.3	14%

Infant Formula accounts for the large majority of our sales in North America/Europe and nearly half of our sales in Asia/Latin America. Other category sales decreased due to the prior year exit of certain non-core products primarily in the North America/Europe segment.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Three Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2013	2012	2013	2012
Gross Sales	$1,326.8	$1,204.8	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	169.7	181.2	13%	15%
Sales Discounts	54.9	46.3	4%	4%
Returns	17.9	22.8	1%	2%
Cash Discounts	10.8	11.1	1%	1%
Prime Vendor Charge-Backs	7.5	8.0	1%	1%
Coupons and Other Adjustments	19.2	14.1	1%	1%
Total Gross-to-Net Sales Adjustments	280.0	283.5	21%	24%
Total Net Sales	$1,046.8	$921.3	79%	76%

The gross-to-net sales adjustments decreased as a percentage of gross sales with the prior year period. U.S. WIC Rebates were lower as a percentage of global gross sales due to growth in the Asia/Latin America segment. The total dollar amount of WIC rebates decreased due to changes in certain WIC contracts in late 2012.

Gross Profit

	Three Months Ended September 30,
(Dollars in millions)	2013	2012	% Change
Net Sales	$1,046.8	$921.3	14%
Cost of Products Sold	365.5	357.5	2%
Gross Profit	$681.3	$563.8	21%
Gross Margin	65.1%	61.2%

The increase in gross margin resulted from increased prices, productivity gains and favorable manufacturing volumes. The Company anticipates that increased dairy and other commodity costs will negatively impact gross margin beginning in the fourth quarter of 2013.

Expenses

	Three Months Ended September 30,			% of Net Sales
(Dollars in millions)	2013	2012	% Change	2013	2012
Selling, General and Administrative	$222.6	$210.7	6%	21%	23%
Advertising and Promotion	163.8	138.8	18%	16%	15%
Research and Development	24.8	21.5	15%	2%	2%
Other Expenses/(Income)—net	31.4	9.6	n/a	3%	1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased year over year due to higher sales force expense and performance-based compensation.

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

Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs.

Other Expenses/(Income) — net

	Three Months Ended September 30,
(In millions)	2013	2012
Foreign exchange (gains)/losses - net	$2.1	$6.7
Administrative penalty (China)	26.0	—
Pension settlements	2.5	4.1
Gain on sale of certain non-core intangible assets	—	(5.5)
Other - net	0.8	4.3
Other expenses/(income) - net	$31.4	$9.6

As announced by the Company on August 6, 2013, China’s NDRC assessed an administrative penalty against the Company in connection with the China Antitrust Review. The penalty was paid during the third quarter of 2013.

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

	Three Months Ended September 30,
(Dollars in millions)	2013	2012	% Change
Asia/Latin America	$262.0	$193.1	36%
North America/Europe	63.0	53.2	18%
Corporate and Other	(86.3)	(63.1)	(37)%
EBIT	$238.7	$183.2	30%

EBIT in Asia/Latin America increased primarily due to higher sales and improved gross margin partially offset by higher demand-generation investments as compared to the prior year period.

EBIT in North America/Europe increased primarily due to a higher gross margin partially offset by additional demand-generation investments as compared to the prior year period .

Corporate and Other expenses increased compared to the prior year period primarily as a result of the third quarter charge of $26.0 million related to the administrative penalty assessed by the NDRC in connection with the China Antitrust Review.

Interest Expense—net
Net interest expense decreased compared to the prior year period primarily as a result of the July 2013 retirement of the note payable in Argentina and the capitalization of interest cost associated with the construction of our new spray dryer and technology center in Singapore (the “Asia Spray Dryer Project”).

Income Taxes
The effective tax rate (“ETR”) for the three months ended September 30, 2013 and 2012 was 29.4% and 16.3%, respectively. The ETR increase was primarily due to the prior year change in management's assertion regarding certain foreign earnings and profits that are permanently invested abroad, favorable U.S. return-to-provision adjustments recorded in the prior year and the administrative penalty related to the China Antitrust Review which is non-deductible for tax purposes.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended September 30, 2013 increased 15% to $161.6 million compared with the three months ended September 30, 2012.

Nine Months Results of Operations

Below is a summary of comparative results of operations for the nine months ended September 30, 2013 and 2012:

				% of Net Sales
(Dollars in millions, except per share data)	2013	2012	% Change	2013	2012
Net Sales	$3,140.0	$2,920.2	8%
Earnings before Interest and Income Taxes	719.4	680.3	6%	23%	23%
Interest Expense—net	38.9	49.0	(21)%	1%	2%
Earnings before Income Taxes	680.5	631.3	8%	22%	21%
Provision for Income Taxes	182.4	151.2	21%	6%	5%
Effective Tax Rate	26.8%	24.0%
Net Earnings	498.1	480.1	4%	16%	16%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	1.8	9.8	(82)%	—%	—%
Net Earnings Attributable to Shareholders	$496.3	$470.3	6%	16%	16%
Weighted-Average Common Shares— Diluted	203.1	204.5
Earnings per Common Share—Diluted	$2.44	$2.29	7%

The results for the nine months ended September 30, 2013 and 2012 include several items that affect the comparability of our results. These items include Specified Items and are listed in the table below.

	Nine Months Ended September 30,
(In millions)	2013	2012
IT/other separation costs	$—	$12.0
Gain on sale of certain non-core intangible assets	—	(5.5)
Severance and other costs	2.1	9.6
Legal, settlements and related costs	34.7	3.1
Specified Items	$36.8	$19.2
Income tax impact on Specified Items	0.3	(6.1)
Specified Items attributable to Noncontrolling Interests	(3.7)	—
Specified Items - net	33.4	13.1

The increase in legal, settlements and related costs is primarily driven by an administrative penalty assessed by China’s NDRC in connection with the China Antitrust Review. The Company accrued $7.4 million in the second quarter of 2013 in connection with this matter and recognized the remaining charge of $26.0 million upon final resolution in the third quarter.

The 2012 IT/other separation costs related to the completion of our stand-alone operating structure.

Net Sales
Our net sales by reportable segments are shown in the table below:

	Nine Months Ended September 30,			% Change Due to
(Dollars in millions)	2013	2012	% Change	Volume	Price/Mix	Foreign Exchange
Asia/Latin America	$2,280.7	$2,056.0	11%	8%	4%	(1)%
North America/Europe	859.3	864.2	(1)%	(4)%	3%	—%
Net Sales	$3,140.0	$2,920.2	8%	4%	4%	—%

Asia/Latin America sales accounted for 73% of our net sales for the first nine months of 2013. Increased volume was driven by China/Hong Kong recovery of market share lost in the prior year comparative period. Latin American markets gained share throughout Latin America. The Company’s 2012 Argentine Acquisition (see “Item 1. Financial Statements - Note 9. Redeemable Noncontrolling Interest”) increased sales by 1% versus the prior year period. Price increases in Venezuela and Argentina helped mitigate high inflation in their respective markets and accounted for 2% of the segment's growth and 1% of total Company growth. Higher prices throughout the rest of the segment were slightly offset by lower prices in China.

Excluding the impact of the late 2012 exit of certain non-core businesses, North America/Europe sales increased by 3%. Higher prices in the U.S. and market share gains in Canada were partially offset by lower U.S. category consumption.

Our net sales by product category are shown in the table below:

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012	% Change
Infant Formula	$1,843.2	$1,692.1	9%
Children’s Nutrition	1,230.7	1,134.0	9%
Other	66.1	94.1	(30)%
Net Sales	$3,140.0	$2,920.2	8%

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

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Nine Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2013	2012	2013	2012
Gross Sales	$3,993.7	$3,765.7	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	526.4	546.9	13%	14%
Sales Discounts	155.9	138.9	4%	4%
Returns	59.9	62.0	1%	2%
Cash Discounts	33.3	33.4	1%	1%
Prime Vendor Charge-Backs	22.4	24.1	1%	—%
Coupons and Other Adjustments	55.8	40.2	1%	1%
Total Gross-to-Net Sales Adjustments	853.7	845.5	21%	22%
Total Net Sales	$3,140.0	$2,920.2	79%	78%

Total gross-to-net sales adjustments were similar as a percentage of gross sales with the prior year period. U.S. WIC Rebates declined as a percentage of global gross sales due to growth in the Asia/Latin America segment. The total dollar amount of WIC rebates decreased due to changes in certain WIC contracts in late 2012.

Gross Profit

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012	% Change
Net Sales	$3,140.0	$2,920.2	8%
Cost of Products Sold	1,140.8	1,103.3	3%
Gross Profit	$1,999.2	$1,816.9	10%
Gross Margin	63.7%	62.2%

The increase in gross margin resulted primarily from increased prices, productivity gains and lower dairy costs. The Company anticipates that increased dairy and other commodity costs will negatively impact gross margin beginning in the fourth quarter of 2013.

Expenses

	Nine Months Ended September 30,			% of Net Sales
(Dollars in millions)	2013	2012	% Change	2013	2012
Selling, General and Administrative	$666.8	$642.2	4%	21%	22%
Advertising and Promotion	475.9	413.3	15%	15%	14%
Research and Development	74.5	67.6	10%	2%	2%
Other Expenses/(Income)—net	62.6	13.5	n/a	2%	—%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased year over year due to higher sales force expense and performance-based compensation partially offset by the elimination of prior year IT/other separation costs related to the completion of our stand-alone operating structure.

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

Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs.

Other Expenses/(Income) — net

	Nine Months Ended September 30,
(In millions)	2013	2012
Foreign exchange (gains)/losses - net	$6.9	$(2.1)
Administrative penalty (China)	33.4	—
Pension settlements	17.7	13.1
Gain on sale of certain non-core intangible assets	—	(5.5)
Other - net	4.6	8.0
Other expenses/(income) - net	$62.6	$13.5

As announced by the Company on August 6, 2013, China’s NDRC assessed an administrative penalty against the Company in connection with the China Antitrust Review. The penalty was paid during the third quarter of 2013.

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

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012	% Change
Asia/Latin America	$770.0	$713.9	8%
North America/Europe	187.7	157.2	19%
Corporate and Other	(238.3)	(190.8)	(25)%
EBIT	$719.4	$680.3	6%

EBIT in Asia/Latin America increased primarily due to higher sales and improved gross margin partially offset by higher demand-generation investments as compared to the prior year period.

EBIT in North America/Europe increased primarily due to a higher gross margin resulting from the exit of certain non-core businesses in late 2012 and our new business model in Europe.

Corporate and Other expenses increased compared to the prior year period primarily as a result of the $33.4 million charge related to the administrative penalty assessed by the NDRC in connection with the China Antitrust Review, increased performance-based compensation and current year foreign exchange transaction losses.

Interest Expense—net
Net interest expense decreased compared to the prior year primarily as a result of the July 2013 retirement of the note payable in Argentina and the capitalization of interest cost associated with the construction of our Asia Spray Dryer Project.

Income Taxes
The ETR for the nine months ended September 30, 2013 and 2012 was 26.8% and 24.0%, respectively. The ETR increase was primarily due to the prior year change in management's assertion regarding certain foreign earnings and profits that are permanently invested abroad, favorable U.S. return-to-provision adjustments recorded in the prior year and the administrative penalty related to the China Antitrust Review which is non-deductible for tax purposes.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the nine months ended September 30, 2013 increased 6% to $496.3 million compared with the nine months ended September 30, 2012.

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

Cash and cash equivalents totaled $985.2 million at September 30, 2013, of which $693.8 million was held outside of the United States. Cash and cash equivalents totaled $1,042.1 million as of December 31, 2012, of which $486.7 million was held outside of the United States.

During the third quarter of 2013, we repatriated approximately $5.9 million of cash to the United States from multiple jurisdictions whose earnings and profits are not permanently invested abroad. During the third quarter of 2012, approximately $408 million was repatriated as a return of basis.  The Company has no current plans to repatriate cash in a similar manner.

As a result of our evaluation of our global cash position, management has asserted that current year earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of September 30, 2013, approximately $430 million of cash and cash equivalents were held by foreign subsidiaries whose undistributed earnings, either partially or entirely, are considered permanently invested. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, the Company would be required to provide U.S. taxes on these amounts.

The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the functional currency of the entity is aligned with the reporting currency of the Company. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate, including devaluations, between the Venezuelan bolivar and the U.S. dollar. The amount of net monetary assets and liabilities included in our subsidiary's balance sheet was approximately $30 million at September 30, 2013.

During the quarter, the Company repaid $36.8 million against its short-term revolving credit facilities. The Company’s short-term borrowings were $2.6 million and $161.0 million as of September 30, 2013 and December 31, 2012 respectively.

Our board of directors previously authorized the repurchase of up to $300.0 million of the Company’s common stock (the “2010 Authorization”). The 2010 Authorization program was primarily intended to offset the dilutive effect on earnings from stock-based compensation. The 2010 Authorization ends on May 1, 2015. During the three months ended September 30, 2013, we purchased 0.5 million shares under the 2010 Authorization for $33.7 million. In September 2013, the Company’s board of directors approved a new share repurchase authorization of up to an additional $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization is intended to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to stockholders. The 2013 Authorization does not have an expiration date. As of September 30, 2013, we had $2.1 million available under the 2010 Authorization and $500.0 million under the 2013 Authorization.

Cash Flows

We believe that cash on hand and cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$498.1	$480.1
Depreciation and Amortization	62.1	56.7
Other	36.9	23.5
Changes in Assets and Liabilities	1.0	(95.3)
Pension and Other Postretirement Benefits Contributions	(6.1)	(24.9)
Total Operating Activities	592.0	440.1
Investing Activities	(178.0)	(188.4)
Financing Activities	(462.3)	(136.7)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(8.6)	3.1
Net Decrease in Cash and Cash Equivalents	$(56.9)	$118.1

For the nine months ended September 30, 2013, cash flow from operating activities was $592.0 million and primarily driven by net earnings. For the nine months ended September 30, 2012, cash flow from operating activities was $440.1 million driven by net earnings, partially offset by cash paid for income taxes, a decline in deferred income, cash contributions to our frozen U.S. defined benefit pension plan and a decline in accrued expenses.

Cash flow used in investing activities was $10.4 million less than the prior year period. The decrease was largely the result of the prior year Argentine Acquisition partially offset by higher capital expenditures in 2013 as compared to 2012. For more information regarding the Argentine Acquisition, see “Item 1, Financial Statements - Note 9. Redeemable Noncontrolling Interest.”

Cash flow used in financing activities was $462.3 million for the nine months ended September 30, 2013, and included $198.9 million of dividend payments, $158.2 million net repayments from our short-term credit facilities, $92.5 million of treasury stock purchases and $27.6 million for the retirement of a note payable related to the Argentine Acquisition, partially offset by $19.8 million inflow related to stock-based compensation. For the nine months ended September 30, 2012, cash flow used in financing activities was $136.7 million and included $175.6 million of dividend payments, $108.3 million of treasury stock purchases and $26.8 million for the first installment of the note payable related to the Argentine Acquisition, partially offset by $155.2 million net borrowing from our short-term Credit Facility and a $21.0 million inflow related to stock-based compensation.

Capital Expenditures

Capital expenditures and the cash outflow for capital expenditures were as follows:

(In millions)	Capital expenditures	Cash outflow for capital expenditures
Nine Months Ended September 30, 2013	$149.3	$177.3

Nine Months Ended September 30, 2012	$72.5	$85.7

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

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in Part I of this report under “Item 1. Financial Statements - Note 19. Contingencies” and is incorporated by reference herein.

ITEM 1A.         RISK FACTORS.

There is no material change in the information reported under “Item 1A. Risk Factors” contained in our 2012 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending September 30, 2013:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
July 1, 2013 through July 31, 2013	50,000	$72.05	50,000	$32.2
August 1, 2013 through August 31, 2013	195,000	$75.68	195,000	17.4
September 1, 2013 through September 30, 2013	204,563	$74.82	204,563	502.1
	449,563	$74.89	449,563	$502.1

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

(3)
On March 17, 2010, the Company announced that its board of directors authorized the repurchase of up to $300.0 million of the Company’s common stock (the “2010 Authorization”). The 2010 Authorization ends on May 1, 2015. As of September 30, 2013, the Company had $2.1 million remaining available under the 2010 Authorization. On September 11, 2013, the Company announced that its board of directors approved a new, additional share repurchase authorization of up to an additional $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization does not have an expiration date. As of September 30, 2013, the Company had $500.0 million remaining available under the 2013 Authorization.

ITEM 6.     EXHIBITS.

Exhibit Number	Exhibit Description

18.1	Preferability Letter Regarding Change in Accounting Policy

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY

Date:	October 24, 2013	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)