Form 10-K
period 2013-12-31
Mead Johnson Nutrition Co
filed 2014-02-18
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________
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
         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
         The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.0 billion.
As of February 10, 2014, there were 201,660,776 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
         Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2013 fiscal year.

MEAD JOHNSON NUTRITION COMPANY

PART I
Item 1.    BUSINESS.
        In this Annual Report on Form 10-K, we refer to Mead Johnson Nutrition Company and its subsidiaries as “the Company,” “MJN,” “Mead Johnson,” “we” or “us.”
Our Company
        Mead Johnson Nutrition Company is a global leader in pediatric nutrition with $4.2 billion in net sales for the year ended December 31, 2013. We are committed to being the world’s leading nutrition company for infants and children and to helping nourish the world’s children for the best start in life. Our Enfa family of brands, including Enfamil infant formula, is the world’s leading brand franchise in pediatric nutrition, based on retail sales. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or industry-defining products across each of our product categories. Our singular focus on pediatric nutrition and our implementation of a business model that integrates nutritional science with health care and consumer marketing expertise differentiate us from many of our competitors.
        We market our portfolio of more than 70 products to mothers, health care professionals and retailers in more than 50 countries in North America, Europe, Asia and Latin America. Our three reportable segments are Asia, Latin America and North America/Europe, which comprised 52%, 20% and 28%, respectively, of our net sales for the year ended December 31, 2013. See “Item 8. Financial Statements – Note 5. Segment Information.” For the year ended December 31, 2013, 77% of our net sales were generated in countries outside of the United States.
        We believe parents and health care professionals associate the Mead Johnson name and the Enfa family of brands with quality, science-based pediatric nutrition products. We believe the strength of our brands allows us to create and maintain consumer loyalty across our product portfolio and stages of pediatric development.
        The two principal product categories in which we operate are infant formula and children’s nutrition, which represented 59% and 39% of our net sales for the year ended December 31, 2013, respectively.
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
        During the course of our history, we have expanded our operations into geographies outside of the United States, including Asia, Latin America and Europe and now focus solely on pediatric nutrition. Throughout our history, our deeply-held commitments to support good nutrition early in life and to improve the health and development of infants and children around the world have been hallmarks of our organization.
Our Brands
        The Mead Johnson name has been associated with science-based nutritional products for more than a century. In addition to the Mead Johnson name, our products are marketed around the world under brands that we have developed through our global sales and marketing efforts.
Enfa Family of Brands
       The Enfa family of brands includes several of the world’s leading infant formula and children’s nutrition brands, and we have positioned them as providing unique, clinically supported health and developmental benefits. The Enfa infant formula products often include docosahexaenoic acid (“DHA”) and other key nutrients to support brain and immune system development. Our Enfa family of brands accounted for approximately 80% of our net sales for the year ended December 31, 2013 and is the world’s leading brand franchise in pediatric nutrition, based on retail sales.

        Building upon the strength of our brand equity, we have extended the Enfa family of brands into the growing children’s nutrition category. We believe we have enhanced consumer retention by creating links between age groups and leveraging brand loyalty.
        Additionally, the use of the Enfa prefix in our prenatal nutrition products (such as EnfaMama) links the scientific basis, quality and innovation that these products hold in common with our core pediatric nutrition line.
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
Stages of Development
        Generally, there are six stages of pediatric development and we produce different products for each of these stages globally. The general stages of pediatric development are illustrated below:
       Outside of the United States, we market both infant formula products (Stages 1 and 2) and an extended range of children’s nutrition products designed for the changing nutritional needs of growing toddlers and children (Stages 3, 4 and 5). In the United States, our business is primarily focused on the infant formula category (including newborn and infant), but the children’s nutrition business is growing rapidly. This strategy allows us to take advantage of brand loyalty developed in the early stages to retain consumers as they grow older.
Our Products
        Our pediatric nutrition products are grouped by category of feeding: (1) infant formula products, (2) children’s nutrition products and (3) other products. Infant formula, children’s nutrition and other product sales comprised approximately 59%, 39% and 2% of our net sales for the year ended December 31, 2013, respectively.
Infant Formula
General
        Our infant formula products include routine feeding formula, solutions formulas for mild feeding problems and specialty formula products, including formulas for severe intolerance, formulas for premature and low birth weight infants and medical nutrition products. The table below illustrates our key infant formula brands and products:

ROUTINE INFANT FORMULA		SOLUTIONS INFANT FORMULAS FOR COMMON FEEDING PROBLEMS		SPECIALTY INFANT FORMULAS AND SUPPLEMENTS
•	Enfamil Premium	•	Enfamil Gentlease: for gas/fussiness	•	Nutramigen: for mild to moderate cow’s milk or soy allergies
•	Enfamil Premium Newborn	•	Enfamil ProSobee: soy formula	•	Puramino: for severe cow’s milk protein or multiple food allergies
•	Enfamil A+	•	Enfamil LactoFree: for lactose intolerance	•	Pregestimil: for fat malabsorption
•	Enfalac A+	•	Enfamil AR: for anti-regurgitation	•	Enfamil Premature: for premature infants
•	SanCor Bebé	•	Enfamil HA: for infants at risk of cow’s milk protein allergy	•	Enfacare: for premature infants when they are able to go home
•	SanCor Bebé Premium	•	Enfamil Comfort: for gas/fussiness	•	Enfamil Human Milk Fortifier: liquid supplement added to human milk for premature and low birth weight infants
		•	Enfamil for Supplementing: for when mothers choose to introduce formula
				•	Other Medical Nutrition Products: for children with metabolic disorders

Routine Infant Formula
        We design routine infant formula as a breast milk substitute for healthy, full-term infants without special nutritional needs both for use as the infant’s sole source of nutrition and as a supplement to breastfeeding. We endeavor to develop routine infant formula closer to breast milk.
        Each product is referred to as a “formula,” as it is formulated for the specific nutritional needs of an infant of a given age. Generally, our routine infant formula has the following four main components: (1) protein from cow’s milk that is processed to have a profile similar to human milk, (2) a blend of vegetable fats (including DHA and arachidonic acid (“ARA “)) to replace bovine milk fat in order to better resemble the composition of human milk, (3) a carbohydrate, generally lactose from cow’s milk and (4) a vitamin and mineral “micronutrient” pre-mix that is blended into the product to meet the specific needs of the infant at a given age. Patterned after breast milk, which changes composition to meet the infant’s changing nutritional needs, we produce two stages of infant formula. Stage 1 formulas are consumed by newborn infants up to six months of age (up to three months of age in the case of Enfamil Premium Newborn). Stage 2 formulas are generally consumed by infants from age six to twelve months. Our most prominent product form around the world is milk-based powder, but we also produce several infant formulas in ready-to-use and concentrated liquid form for sale primarily in the United States, Canada and Argentina.
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
       Routine infant formula products comprised 41% of our total net sales for each of the years ended December 31, 2013, 2012 and 2011.
Solutions Infant Formulas for Common Feeding Problems
        We design several solutions infant formulas to address common feeding tolerance problems in normal infants, including spit-up, fussiness, gas and lactose intolerance. We market our solutions infant formulas for mild intolerance such as Gentlease and Prosobee under the Enfa family of brands name.
        Solutions infant formula products comprised 10% of our total net sales for each of the years ended December 31, 2013, 2012 and 2011.
Specialty Infant Formulas and Supplements
        Our specialty infant formulas include: (1) formulas for severe intolerance, (2) formulas for premature and low birth weight infants and (3) medical nutrition products. Specialty infant formulas comprised 8% of our total net sales for each of the years ended December 31, 2013, 2012 and 2011.
Formulas for Severe Intolerance
        We design formulas for severe intolerance to be used on the specific recommendation and under the supervision of a doctor. We specially formulate these products for use by infants displaying symptoms of certain conditions or diagnosed with special medical needs.
        Nutramigen infant formula was the first infant formula to include protein hydrolysate in the United States. This ingredient is easier for infants with severe intolerance to digest because its protein is extensively hydrolyzed (or broken down into peptides, a process that would otherwise be performed in the infant’s stomach). We designed Nutramigen infant formula for use by infants with cow’s milk protein allergies. Nutramigen with LGG infant formula is a variant of Nutramigen. LGG is a probiotic ingredient that has been associated with reduced incidence of infant atopic dermatitis, a non-contagious skin disease characterized by chronic inflammation of the skin, resulting from an allergy to cow’s milk. Puramino infant formula is an amino acid formula that we formulated with fully broken-down proteins, which can be consumed without the need for digestion of the protein. We designed this product for infants who experience a severe allergy to cow’s milk or multiple other food allergies. Pregestimil infant formula is a variation of the Nutramigen formulation designed mainly for fat malabsorption. It contains medium chain triglycerides oil instead of fat.
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
Children’s Nutrition Products
        Children’s nutrition products are designed to provide children with enhanced nutrition. Our children’s nutrition business is present primarily in Asia and Latin America. We separate our children’s nutrition products into two categories: (1) Enfa branded children’s nutrition products and (2) other children’s nutrition products. The table below illustrates our key children’s nutrition products:

ENFA BRANDED CHILDREN’S NUTRITION PRODUCTS		OTHER CHILDREN’S NUTRITION PRODUCTS
•	Enfagrow	•	Sustagen KID
•	Enfagrow A+	•	Lactum
•	Enfagrow Premium	•	Alacta
		•	ChocoMilk
		•	Cal-C-Tose
		•	SanCor Bebé
		•	SanCor Bebé Premium

Enfa Branded Children’s Nutrition Products
        We market children’s nutrition products under the Enfa family of brands. We design these products to meet the changing nutrition needs of children at different stages of development. We offer products at Stages 3, 4 and 5 that are designed for children’s nutritional needs at one to three years of age, three to five years of age and beyond five years of age, respectively. These products are not breast milk substitutes and are not designed for use as the sole source of nutrition but instead are designed to be a part of a child’s appropriate diet. Enfa branded children's nutrition products comprised 29%, 27% and 27% of our total net sales for the years ended December 31, 2013, 2012, 2011, respectively.
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
Other children's products comprised 10%, 11% and 11% of our total net sales for the years ended December 31, 2013, 2012, 2011, respectively.
Other Products
        We also produce a range of other products, including pre-natal and post-natal nutritional supplements for expectant and nursing mothers, including Expecta and EnfaMama. Our products for expectant or nursing mothers provide the developing fetus or breastfed infant with vitamin supplements and/or an increased supply of DHA for brain development. These products also supplement the mother’s diet by providing DHA with increased proteins, as well as 24 vitamins and minerals. Our pediatric vitamin products sold in some geographies, such as Enfamil Poly-Vi-Sol, provide a range of benefits for infants, including multivitamins and iron supplements. Other products comprised 2%, 3% and 3% of our total net sales for the years ended December 31, 2013, 2012, 2011, respectively.

The Special Supplemental Nutrition Program for Women, Infants, and Children (“WIC”)
        The WIC program is a U.S. Department of Agriculture (“USDA”) program created to provide nutritious foods, nutrition education and referrals to health care professionals and other social services to those considered to be at nutritional risk, including low-income pregnant, postpartum and breastfeeding women and infants and children up to age five. It is estimated that approximately 51% of all infants born in the United States during the 12-month period ended December 31, 2013 benefited from the WIC program. The USDA program is administered individually by each state.
        Participation in the WIC program is an important part of our U.S. business based on the volume of infant formula sold under the program. Our financial results reflect net WIC sales, after taking into account the rebates we paid to the state WIC agencies, which represented approximately 6% of our U.S. net sales and 1% of our global net sales in the year ended December 31, 2013.
        Most state WIC programs provide vouchers that participants use at authorized food stores to obtain the products covered by the program, including infant formula. State WIC agencies enter into contracts with manufacturers, pursuant to which the state agency provides mothers with vouchers for a single manufacturer’s brand of infant formula and, in return, the manufacturer gives the state agency a rebate for each can of infant formula redeemed by WIC participants. Retailers purchase infant formula directly from the manufacturer, paying the manufacturer’s published wholesale price. Mothers redeem the vouchers received from the WIC agency for infant formula at authorized retailers. The retailer is then reimbursed the full retail price by the WIC agency for redeemed vouchers. On a monthly basis, each state WIC agency invoices the contracted manufacturer for an amount equal to the number of cans of infant formula for which vouchers were redeemed by the agency and reimbursed to retailers during the month multiplied by the agreed rebate per can.
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
        Manufacturers that choose to compete for WIC contracts must have a widely distributed infant formula brand in order to meet the requirements of the contract bidding process. As of December 31, 2013, we held the contracts that supplied approximately 39% of WIC births in the United States.
        As of December 31, 2013, we held the exclusive WIC contract for the following states:

State	Date of Expiration	% of Total WIC Infant Participation (1)
California (2)	July 31, 2015	14.3%
Colorado (2)	December 31, 2014	1.1%
Connecticut (2)	September 30, 2014	0.7%
Illinois (2)	January 31, 2016	3.7%
Louisiana (2)	September 30, 2015	1.9%
Maine (2)	September 30, 2014	0.3%
Massachusetts (2)	September 30, 2014	1.4%
Michigan	October 31, 2016	3.2%
Missouri (2)	September 30, 2014	1.9%
Nebraska (2)	September 30, 2014	0.5%
New Hampshire (2)	September 30, 2014	0.2%
New Jersey (2)	September 30, 2015	1.9%
New York (2)	June 30, 2014	5.9%
North Dakota (2)	June 30, 2015	0.2%
Rhode Island (2)	September 30, 2014	0.3%
South Dakota (2)	September 30, 2014	0.2%
WSCA Consortium - Soy Infant Formula Only (2) (3)	September 30, 2015	1.1%

(1)	As of October 2013, as reported by the United States Department of Agriculture Food and Nutrition Service (the “USDA FNS”).

(2)	Contract contains extension provisions.

(3)
The WSCA (Western States Contracting Alliance) Consortium includes the states of Alaska, Arizona, Delaware, District of Columbia, Hawaii, Idaho, Kansas, Maryland, Montana, Nevada, Oregon, Utah, Washington, West Virginia and Wyoming.

Sales and Marketing
        We conduct regional marketing in North America, Europe, Asia and Latin America within a global strategic framework focused on both parents and health care professionals in compliance with our policy with respect to the International Code of Marketing of Breast-milk Substitutes (the “WHO Code”). See “ – Regulatory – Global Policy and Guidance – WHO.” We maintain a health care professional sales force and retail sales organization throughout the world. Our marketing activities vary from region to region depending on our market position, consumer trends and the regulatory environment. Our marketing teams seek to anticipate market and consumer trends, and attempt to capture consumer insights to determine strategy for brand communication, product innovation and demand-generation programs. The marketing teams work with external agencies to create strong marketing campaigns for consumers, health care professionals and retail sales organizations, as permitted under the WHO Code and individual countries’ laws and regulations.
Consumers
        Parental preference plays an important role in brand selection with influence from health care professionals. We participate in a variety of marketing activities, where permitted by regulation and policy, including print and television advertising, direct mail, online / internet, digital and promotional programs. Our marketing is evidence-based and emphasizes our superior nutritional science. In particular, our digital marketing program provides new or prospective parents with many resources to help them with their newborns, including free samples, nutritional and developmental information for mothers and widely accepted instantly redeemable coupons, where permitted by regulation and policy. We are increasing our investment in direct marketing with a focus on emerging channels such as social media and mobile.
Health Care Professionals
        Our sales force educates health care professionals about the benefits of our infant formula products in each of the countries where we market our infant formula products. We focus our product detailing efforts on neonatal intensive care units, physicians and other health care professionals, hospital group purchasing organizations and other integrated buying organizations. We also support health care professionals by organizing continuing medical education programs, symposia and other educational interfaces.
Retail Sales Organization
        Our sales force markets our products to each of the retail channels where our products are purchased by consumers, including mass merchandisers, club stores, grocery stores, drug stores and, to a limited extent, convenience stores. The size, role and purpose of our retail sales organization varies significantly from country to country depending on our market position, the consolidation of the retail trade, shopper trends and the regulatory environment. In North America, Eastern Europe, Latin America and Asia, we focus on all retail channels, while in Western Europe we focus primarily on specialty products sold through pharmacies. We have entered into logistics partnerships with distributors and wholesalers in most of our markets.
Global Supply Chain
        We manage sourcing, manufacturing and distribution through our fully integrated global supply chain. We currently operate in-house production facilities at eight different locations around the world and additionally use third-party manufacturers for a portion of our requirements.
Locations
        Our manufacturing and finishing facilities are located in the United States, Mexico, the Netherlands, China, the Philippines, Thailand and Brazil. Our new manufacturing and technology center in Singapore is currently under construction and is expected to be operational in the second half of 2014. See “Item 2. Properties” for a description of our global manufacturing facilities.
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

Suppliers
        We generally enter into long-term supply agreements. We source approximately 80% of our materials from approximately 52 suppliers. Through these suppliers, we obtain key raw materials and primary packaging materials.
        We procure key raw materials and primary packaging materials on a global basis. Certain raw materials, while managed and contracted on a global basis, are subject to regional and local variations in price under the terms of the supply agreement. These raw materials are subject to review and approval by our regional teams to ensure compliance with regulatory requirements. For example, milk prices vary at the local level around the world partly due to government pricing regulation. We saw a significant rise in dairy prices in 2013. Dairy products, consisting primarily of milk powders, non-fat dry milk, lactose and whey protein concentrates, accounted for approximately 43% of our global expenditures for raw materials in the year ended December 31, 2013.
Distribution
        We manage our distribution networks locally with regional oversight. We generally enter into distribution agreements with third-party logistics providers and distributors and maintain a small staff at the local or regional level to track performance and implement initiatives.
Customers
        Our products are sold principally to wholesale and retail customers, both nationally and internationally. Sales to two of our customers, DKSH International Ltd. (primarily in Asia and including sales to its regional affiliates) and Wal-Mart Stores, Inc. (including sales to Sam’s Club), accounted for approximately 16%, 15% and 14%, and approximately 10%, 11% and 12% of our gross sales for the years ended December 31, 2013, 2012, and 2011, respectively.
Competition
        We compete in two primary categories, infant formula and children’s nutrition. The competitive landscape in each category is similar around the world, as the majority of the large global players are active in these categories. Our main global competitors for sales of infant formula and children’s nutrition products are Abbott Laboratories, Danone and Nestlé S.A.
        Other companies, including manufacturers of private label, store brand and economy products, manufacture and sell one or more products that are similar to those marketed by us. We believe sources of our competitive advantage include clinical claims for efficacy and product quality, brand image and associated value, broad distribution capabilities and consumer satisfaction. Significant expenditures for advertising, promotion and marketing, where permitted by regulation and policy, are generally required to achieve acceptance of products among consumers and health care professionals.
Research and Development
        Continuing to invest in research and development (“R&D”) capabilities is an important part of our business. Our R&D organization consists of professionals, many of who have extensive industry experience and advanced educational backgrounds. Our global R&D operations are headquartered in Evansville, Indiana, and our additional key R&D facilities are located in Mexico, Thailand, China and the Netherlands. Our Pediatric Nutrition Institutes ("PNI") are located in Evansville, Indiana; Mexico City, Mexico and Guangzhou, China. In 2014 we expect to complete our new manufacturing and technology center in Singapore which will include a fourth PNI.
        We organize our research and development on a global basis because our science-based products address nutritional needs that are broadly common around the world. We then rely on our regional R&D teams to incorporate any geographic-specific consumer behaviors and preferences.
        We have a global formulation management system that supports our innovative portfolio management and product development process. This system provides significant benefits throughout the product development and manufacturing process.
        We also have strong external development relationships that complement our internal research and development capabilities. We manage our research and development activities in collaboration with leading scientists and institutes around the world and we have an active portfolio of projects involving commercial technology suppliers. We believe this approach allows us to be at the forefront of scientific and technological developments relevant for pediatric nutrition. Research and development expense was $102.4 million, $95.4 million, and $92.5 million in the years ended December 31, 2013, 2012, and 2011, respectively.

Intellectual Property
Patents
        We own or license approximately 56 active U.S. patents and 370 active non-U.S. patents and have 88 pending U.S. patent applications and 775 pending non-U.S. patent applications as of December 31, 2013.
Trademarks
        We file and maintain our trademarks in those countries in which we have, or desire to have, a business presence. We hold an extensive portfolio of trademarks across our key geographies. We maintain more than 6,100 trademark registrations and applications in more than 100 countries worldwide.
Regulatory
        We are subject to the laws and regulations in each country in which we market our products. We have proven processes, systems and resources in place to manage the current regulatory requirements and to participate proactively in the shaping of future country, regional and global policy, guidance and regulations.
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
Outside of the United States

Country-specific regulations and laws have provisions that include requirements for compositional criteria, quality criteria and labeling, as well as other specific standards with which manufacturers must comply, including requirements for placing new formulas on the market.  Most country regulatory provisions are comparable to or will refer to the general conditions defined by Codex Alimentarius (“Codex”) standards, described below, or will refer to globally recognized regulatory authorities (e.g. the European Commission and the U.S. FDA) and the scientific opinions issued by expert authorities (e.g. the European Food Safety Authority).

Global Policy and Guidance
WHO
        The World Health Organization (“WHO”) is the directing and coordinating authority for health within the United Nations system. It is responsible for providing leadership on global health matters, shaping the health research agenda, articulating policy recommendations, providing technical support to countries and monitoring and assessing health trends.
        In 1981, many Member States of the WHO’s World Health Assembly voted to adopt the WHO Code. The WHO Code aims to protect and promote breastfeeding and to ensure the proper use of breast-milk substitutes, when they are necessary, on the basis of adequate information and through appropriate marketing and distribution. Countries have taken variable action to enact legislation based on the recommendations of the WHO Code. In 1983, we believe we were the first U.S. infant formula manufacturer to develop internal marketing guidelines for developing countries based on the WHO Code. While the WHO Code is not international law, it is our policy to comply with all applicable laws and regulations and take guidance from the WHO Code in developing countries.
Codex

The Codex, or the food code, has become the global reference point for consumers, food producers and processors, national food control agencies and the international food trade. The Codex system, established in 1963 by the United Nations Food and Agriculture Organization and the WHO, presents a unique opportunity for all countries to join the international community in formulating and harmonizing food standards and fostering their global implementation. It also allows them a role in the development of codes governing hygienic processing practices and recommendations relating to compliance with those standards. The Codex regulatory provisions have been established for formulas and foods for infants and young children. It is usual practice for countries in Latin America, Africa and Asia to incorporate Codex standards either directly or with minor modifications into national law. It is our policy to comply with all national laws and with Codex standards where national regulatory requirements have not yet been enacted.
International Association of Infant Food Manufacturers

The International Association of Infant Food Manufacturers (“IFM”) is an international association of some of the leading global and regional infant food manufacturers. We are a member of the IFM and, in 2013, signed the IFM Rules of Responsible Conduct (the “IFM Rules”). The IFM Rules are a set of voluntary commitments detailing how IFM member companies will conduct themselves in most markets around the world with regard to topics such as safety, marketing, interactions with health care professionals and disaster aid. The IFM Rules were drafted by IFM members in order to clarify and bring specificity to the aims and principles of the WHO Code. We are committed to respecting and adhering to all local laws and regulations related to topics addressed in the IFM Rules.
Environmental, Health and Safety
        Our facilities and operations are subject to various environmental, health and safety ("EHS") laws and regulations in each of the jurisdictions in which we operate. We have programs that are designed to ensure that our operations and facilities meet or exceed standards established by applicable EHS rules and regulations globally. Each of our manufacturing facilities undergoes periodic internal audits relating to EHS requirements and we incur operating and capital costs to improve our facilities or maintain compliance with applicable requirements on an ongoing basis.
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

Employees
        As of December 31, 2013, we employed approximately 7,200 people worldwide. Our manufacturing workforces in Zeeland, Michigan; Evansville, Indiana; Guangzhou, China; and Chonburi, Thailand are not unionized. The manufacturing workforces in Delicias, Mexico, and São Paulo, Brazil, are unionized and covered by collective bargaining agreements that are negotiated annually. The manufacturing workforce and non-supervised sales force in Makati, Philippines, are unionized and covered by a three-year collective bargaining agreement, which was renewed effective January 2014. In addition, European Works Councils represent the manufacturing workforce in Nijmegen, the Netherlands, and the commercial organizations in France and Spain.
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
        The Enfa family of brands accounts for a significant portion of our net sales. The willingness of consumers to purchase our products depends upon our ability to offer attractive brand value propositions. This in turn depends in part on consumers attributing a higher value to our products than to alternatives. If the difference in the value attributed to our products as compared to those of our competitors narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products. If we fail to promote and maintain the brand equity of our products across our markets, then consumer perception of our products’ nutritional quality may be diminished and our business could be materially adversely affected. Our ability to maintain or improve our value propositions will impact whether these circumstances will result in decreased market share and profitability.
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
        As a producer of pediatric nutrition products, our activities are subject to extensive regulation by governmental authorities and international organizations, including rules and regulations with respect to product manufacturing, the environment, employee health and safety, hygiene, quality control, advertising and tax laws. It can be costly to comply with these regulations and to develop compliant product processes. In particular, if government regulations (e.g. China’s new food safety law and related regulations) impact how and where we are able to manufacture or source product, we may face unfavorable cost pressure and a significant change in our geographic earnings mix. Because we operate in markets with significant variances in effective tax rates, such change in geographic earnings mix could have a material adverse effect on our global tax liability. Further, our activities may be subject to barriers or sanctions imposed by countries or international organizations limiting international trade. For example, in 2013, the Hong Kong government imposed a regulation designed to limit the flow of products out of the territory. Regulations may also dictate the specific content of our products and limit information and advertising about the benefits of products that we market. Public policy changes or decisions that restrict the marketing, promotion and availability of our products, continued access to health care professionals, the ability to include genetically modified organisms in our products, as well as the manufacture and labeling of our products, could materially adversely affect our business. For example, regulations in the Philippines require governmental review of all advertisements for products intended for children under the age of two. In addition, certain advocates, along with governmental agencies and non-governmental organizations, have lobbied against the marketing and sale of some pediatric nutrition products. These efforts could result in increased governmental restrictions on our activities in the future. Our activities could be materially adversely affected by any significant changes in such policies or their enforcement. Our ability to anticipate and comply with changing global standards requires significant investment in monitoring the global external environment and we may be unable to comply with changes in policies restricting our ability to continue to operate our business or manufacture, market or sell our products.
Commodity price increases will increase our operating costs and may reduce our profitability.
        Our business is particularly vulnerable to commodity price increases. Commodity prices impact our business directly through the cost of raw materials used to make our products (such as skim milk powder, whole milk powder, lactose and whey protein concentrate), the cost of inputs used to manufacture and ship our products (such as crude oil and energy) and the amount we pay to produce or purchase packaging for our products (such as cans, pouches, cardboard and plastic). Commodities such as these are susceptible to price volatility caused by conditions outside of our control, including fluctuations in commodities markets, currency fluctuations, availability of supply, weather, consumer demand and changes in governmental agricultural programs. Dairy costs are the largest component of our cost of goods sold. We recently saw a significant rise in dairy prices which we expect to impact our gross margin in the short term. In general, increases in the price of dairy and other raw materials negatively impact our gross margins if we are unable to offset such increases by raising our selling price, changes in product mix or cost reduction/productivity enhancement efforts. The prices of these materials may continue to rise due to a general increase in commodities prices, especially for agricultural products. This would in turn affect the unit costs of products sold for our pediatric nutrition products. Although we monitor our exposure to commodity prices as an integral part of our overall risk management program and, from time to time, attempt to mitigate some of this risk with commodity hedging activities, continued volatility in the prices of commodities we purchase could increase the costs of our products and we may experience lower profitability and be unable to maintain historical levels of productivity. Furthermore, increases in our selling prices imposed to offset increases in commodity prices could result in lower sales volume; as such, we may be unable to offset increased commodity costs with price increases if such price increases were to weaken demand for our product.
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
        The pediatric nutrition industry is intensely competitive. Our primary competitors, including Abbott Laboratories, Danone and Nestlé S.A., have substantial financial, marketing and other resources. We compete against large global companies, as well as regional and local companies, in each of the regions in which we operate. In most product categories, we compete not only with other widely advertised branded products, but also with private label, store brand and economy brand products that are generally sold at lower prices. Competition in our product categories is based on the following factors:
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

Our operations face significant foreign currency exchange exposure that could materially negatively impact our operating results.

We hold assets, incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, primarily the Chinese renminbi, the Hong Kong dollar,  the euro, the Philippine peso, the Malaysian ringitt and the Mexican peso.  Because our financial statements are presented in U.S. dollars, we must translate our assets, liabilities, sales and expenses into U.S. dollars at the then-applicable exchange rates.  Consequently, changes in the value of the U.S. dollar versus these non-U.S. currencies may negatively affect the value of these items in our financial statements, even if their value has not changed in their original currency.  Currency rates in smaller markets, such as Venezuela and Argentina, could also impact our results due to high volatility in exchange rates in such markets.  While we attempt to mitigate some of this risk with hedging and other activities, our business will nevertheless remain subject to substantial foreign exchange risk from foreign currency translation exposure.

High volatility in exchange rates may also require us to apply inflationary accounting.  For example, we apply highly inflationary accounting to our business in Venezuela, the impact of which on our consolidated financial statements is dependent upon movements in the official exchange rate, including devaluations, between the Bolivares Fuertes and the U.S. dollar. The operating environment in Venezuela could include high inflation, governmental restrictions in the form of currency exchange, price and margin controls, and the possibility of further government actions such as further devaluations or other business intervention.  In addition, the foreign exchange controls in Venezuela limit our ability to repatriate earnings and our Venezuela subsidiary’s ability to remit dividends and pay intercompany balances at any official exchange rate or at all.  For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Venezuela Risk”.

Foreign governments may also restrict our ability to exchange local currencies for more marketable currencies and may limit our ability to pay dividends, to pay non-local currency accounts payable or to obtain currencies (other than the local currency) which may be more desirable to hold.  Foreign governments may also simultaneously restrict our ability to increase prices in inflationary environments where local currencies are under significant pressure.  Without the ability to increase prices to offset the impact of local currency devaluation, our ability to manage foreign exchange risk may be further limited.
The global nature of our business subjects us to additional business risks that could cause our sales and profitability to decline.
        We operate our business and market our products internationally in more than 50 countries. For the years ended December 31, 2013, 2012, and 2011, 77%, 75%, and 72%, respectively, of our net sales were generated in countries outside of the United States. The risks associated with our operations outside of the United States include:

•	multiple regulatory requirements that are subject to change and that could restrict our ability to manufacture, market or sell our products;

•	inflation, recession, fluctuations in foreign currency exchange and interest rates and discriminatory fiscal policies;

•	adverse tax consequences from the repatriation of earnings;

•	trade protection measures, including increased duties and taxes, and import or export licensing requirements;

•	price controls;

•	government health promotional programs intended to discourage the use of our products;

•	differing local product preferences and product requirements;

•	difficulty in establishing, staffing and managing operations;

•	differing labor regulations;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	political and economic instability;

•	enforcement of remedies in various jurisdictions;

•	changes in foreign medical reimbursement policies and programs; and

•	diminished protection of intellectual property.
        These and other risks could have a material adverse effect on our business.
Our global operations are subject to political and economic risks of developing countries, and special risks associated with doing business in corrupt environments.
        We operate our business and market our products internationally in more than 50 countries, and we are focusing on increasing our sales and operations in regions, including Asia, Latin America, the Indian subcontinent and eastern Europe, which are less developed, have less stability in legal systems and financial markets, and are potentially more corrupt business environments than the United States, and therefore present greater political, economic and operational risks. We have in place policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements, such as applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantages; however, there can be no assurance that our employees will adhere to our standards of business conduct and ethics or any other of our policies, applicable anti-corruption laws, including the FCPA, or other legal requirements. If we fail to enforce our policies and procedures properly, detect violations in a timely manner or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. If we believe or have reason to believe that our employees have or may have violated applicable anti-corruption laws, including the FCPA, or other laws or regulations, we investigate or have outside counsel investigate the relevant facts and circumstances. If violations are found or suspected, we could face civil and criminal penalties, and significant costs for investigations, litigation, fees, settlements and judgments, which in turn could have a material adverse effect on our business. See Item 3. Legal Proceedings for further information regarding the company’s ongoing investigation. In addition, some of our competitors may not be subject to the FCPA or other anti-corruption laws.
Our China operations subject us to risks that could negatively affect our business.
        A significant portion of our revenue and profit is derived from sales in China. Consequently, our overall financial results are dependent on this market, and our business is exposed to risks there. These risks include changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), tax rates, laws and consumer preferences, changes in the regulatory environment and increased competition, and potential non-compliance with local laws and regulations. In 2013, China's National Development and Reform Commission ("NDRC") assessed a $33.4 million administrative penalty against us in connection with their antitrust review of the infant formula industry's resale pricing practices. In addition, the translation into U.S. dollars of our operating results and asset value in China is affected by fluctuations in currency exchange rates, which may adversely affect reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.
        Furthermore, any significant or prolonged deterioration in China’s relations with the U.S. and other countries could adversely affect our China business. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. If we were unable to enforce our intellectual property or contract rights in China, our business could be materially adversely impacted.
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
        Unaffiliated third-party suppliers provide us with materials necessary for commercial production of our products, including certain key raw materials and primary packaging materials (such as cans). In particular, Royal DSM N.V. (“DSM”) (which acquired Martek Biosciences Corporation) provides us with most of the supply of DHA and ARA that we use in our products. We may be unable to manufacture our products in a timely manner, or at all, if any of our third-party suppliers, including DSM, should cease or interrupt production or otherwise fail to supply us or if the supply agreements are suspended, terminated or otherwise expire without renewal. If these suppliers are not able to supply us with the quantities of materials we need or if these suppliers are not able to provide services in the required time period, this could have a material adverse effect on our business. We also utilize third parties in several countries throughout the world to distribute our products. If any of our third-party distributors fail to distribute our products in a timely manner, or at all, or if our distribution agreements are suspended, terminated or otherwise expire without renewal, our profitability could be materially adversely affected. In addition, quality concerns could result from contamination, spoilage or other adulteration of raw materials shipped to us by third-party suppliers and utilized in our products. An ensuing recall by either us or our supplier could have a material adverse effect on our business.

The manufacture of many of our products is a highly exacting and complex process, and if we or one of our suppliers should encounter problems manufacturing products, our business could suffer.
        The manufacture of many of our products is a highly exacting and complex process, in part due to strict regulatory requirements. Problems may arise during the manufacturing process for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, maintenance of our manufacturing environment, natural disasters, various contagious diseases and process safety issues. If problems arise during the production of a batch of product, such batch may have to be discarded. This could, among other things, lead to increased costs, lost sales, damage to customer relations, time and expenses being spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the affected product is released to the market, recall and product liability costs as well as reputational damage may also be incurred. To the extent that we or one of our suppliers experience significant manufacturing problems, this could have a material adverse effect on our business.
We may experience difficulties and delays inherent in the manufacturing and selling of our products.
        We may experience difficulties and delays inherent in the manufacturing and selling of our products, such as: (1) seizure or recalls of products and raw materials or forced closings of manufacturing plants; (2) the failure to obtain, the imposition of limitations on the use of, or loss of, patent, trademark or other intellectual property rights; (3) our failure, or the failure of any of our vendors or suppliers, to comply with current good manufacturing practices and other applicable regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; (4) construction delays related to the construction of new facilities (such as our manufacturing and technology center in Singapore) or the expansion of existing facilities, including those intended to support future demand for our products; (5) other manufacturing or distribution problems, including changes in manufacturing production sites and limits to manufacturing capability due to regulatory requirements, changes in types of products produced or physical limitations that could impact continuous supply; (6) availability of raw materials; and (7) restrictions associated with the transportation of raw materials or goods in and out of foreign countries. In particular, if government regulations (e.g. China’s new food safety law and related regulations) impact how and where we are able to manufacture or source product, we may face unfavorable cost pressure and a significant change in our geographic earnings mix. Because we operate in markets with significant variances in effective tax rates, such change in geographic earnings mix could have a material adverse effect on our global tax liability.
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
Further, increasing our production and manufacturing facilities requires significant investment and time to build. Delays in increasing capacity could also limit our ability to continue our growth and materially adversely affect our business. For example, we are currently in the process of completing the construction of our new manufacturing and technology center in Singapore; any potential delays could have an adverse impact on our business.
Disruption of our global supply chain could materially adversely affect our business.
        Our ability to manufacture, distribute and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, strikes, various contagious diseases, changes in government regulations or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could materially adversely affect our business.
Changes in WIC, or our participation in it, could materially adversely affect our business.
        Participation in WIC involves a competitive bidding process and is an important part of our U.S. business based on the volume of infant formula sold under the program. As of December 31, 2013, we held the contracts that supply approximately 39% of WIC births in the United States. As a result, our business strategy includes bidding for new WIC contracts and maintaining current WIC relationships. Our failure to win bids for new contracts pursuant to the WIC program or our inability to maintain current WIC relationships could have a material adverse effect on our business. In addition, any changes to how the WIC program is administered and any changes to the eligibility requirements and/or overall participation in the WIC program could also have a material adverse effect on our business.

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
        Our ability to develop new pediatric nutrition products depends on, among other factors, our ability to understand the composition and variation of breast milk. Analyzing breast milk requires significant investment in research and development and testing of new ingredients and new production processes. We devote significant resources to investment in research and development in order to gain a deep understanding of the composite ingredients of breast milk, as well as the optimal nutritional requirements of infants and children. The research and development process is expensive, prolonged and entails considerable uncertainty. Development of a new product, from discovery through testing and registration to initial product launch, typically takes between five and seven years, but may require an even longer timeline. Each of these periods varies considerably from product to product and country to country. Because of the complexities and uncertainties associated with research and development, products that we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market such products successfully. In addition, new regulations or changes to existing regulations may have a negative effect on innovations in our pipeline, especially late-stage pipeline products. The development of new products may take longer and cost more to develop and may be less successful than we currently anticipate as a result of:

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
      In addition, most of our facilities have a history of production operations in the food and drug industry, and some substances used in such production require proper controls in their storage and disposal. We were named as a “potentially responsible party,” or were involved in investigation and remediation, at three third party disposal sites (see “Item 3. Legal Proceedings”). We can be held responsible, in some cases without regard to knowledge, fault, or ownership at the time of the release, for the costs of investigating or remediating contamination of any real property we or our predecessors ever owned, operated, or used as a waste disposal site. In addition, we can be required to compensate public authorities or private owners for damages to natural resources or other real property, or to restore those properties, in the event of off-site migration of contamination. Changes in, or new interpretations of, existing laws, regulations or enforcement policies, could also cause us to incur additional or unexpected costs to achieve or maintain compliance. The assertion of claims relating to on- or off-site contamination, the discovery of previously unknown environmental liabilities or the imposition of unanticipated investigation or cleanup obligations, could result in potentially significant expenditures to address contamination or resolve claims or liabilities. Such costs and expenditures could have a material adverse effect on our business, financial condition or results of operations.
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
        We participate in a variety of marketing activities, including print and television advertising, direct mail, online/internet and promotional programs. We work with external agencies to create strong marketing campaigns for consumers, health care professionals and retail sales organizations. Although our marketing is evidence-based and emphasizes our superior nutritional science, consumers and competitors may challenge, and have challenged, certain of our practices by claiming, among other things, false and misleading advertising with respect to advertising for certain of our products. Such challenges could result in our having to pay monetary damages or limit our ability to maintain current sales and marketing practices.
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
        Our manufacturing workforces in Zeeland, Michigan; Evansville, Indiana; Guangzhou, China; and Chonburi, Thailand are not unionized. The manufacturing workforces in Delicias, Mexico, and São Paulo, Brazil, are unionized and covered by collective bargaining agreements that are negotiated annually. The manufacturing workforce and non-supervised sales force in Makati, Philippines, are unionized and covered by a three-year collective bargaining agreement, which was renewed effective January 2014. In addition, European Works Councils represent the manufacturing workforce in Nijmegen, the Netherlands, and the commercial organizations in France and Spain. Any labor disputes, including work stoppages, strikes and disruptions, could have a material adverse impact on our business.
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
        Our products are sold principally to the wholesale and retail trade, both nationally and internationally, and sales to two customers, DKSH International Ltd. and Wal-Mart Stores, Inc. (including sales to Sam’s Club), accounted for approximately 16% and 10%, respectively, of our gross sales for the year ended December 31, 2013. If either of these customers ceases doing business with us or if we encounter any difficulties in our relationship with either of them, our business could be materially adversely affected.
An adverse change in demographic and economic trends as well as a change in scientific opinion regarding our products in any of our largest markets could materially adversely affect our business and reduce our profitability.
        Our growth plan relies on favorable demographic and economic trends in various markets, including: (1) rising incomes in emerging markets, (2) increasing number of working mothers and (3) increasing consumer global awareness of the importance of pediatric nutrition on wellness and health outcomes. If these demographic trends change in an adverse way, our business could be materially adversely affected. In addition, an adverse change in scientific opinion regarding our products, such as the health benefits of DHA, or a continued decline in birth rates could materially adversely affect our business.
We have substantial debt, which could materially adversely affect our business and our ability to meet our obligations.
        We had total indebtedness of $1.5 billion as of December 31, 2013. See “Item 8. Financial Statements – Note 15. Debt” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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
        To the extent we become more leveraged, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due and we could incur substantial cost if we need to repatriate earnings to the United States in order to repay such debt. Further, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt. Specifically, $500M of our long term debt comes due November 2014; if we are unable to refinance this debt on favorable terms, or at all, our results of operations may be materially affected. Further, if the terms of the debt cause our existing hedge to be ineffective, all or a portion of the hedge instrument would need to be recognized immediately, which may also have a material impact.
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
In connection with our split-off from BMS on December 23, 2009, BMS and its counsel have relied on certain assumptions and representations as to factual matters from us, as well as certain covenants by us regarding the future conduct of our business and other matters, the incorrectness or violation of which could affect the qualification for non-recognition of gain and loss of our split-off from BMS. As a result, we agreed, generally, to indemnify BMS for taxes and certain related expenses resulting from the failure of our split-off from BMS to qualify for non-recognition of gain and loss to the extent attributable to (i) the failure of any of our representations to be true or the breach by us of any of our covenants, (ii) the application of Section 355(e) or Section 355(f) of the Internal Revenue Code to any acquisition of our stock or assets or any of our affiliates or (iii) certain other acts or omissions by us or our affiliates. To the extent we become obligated to make an indemnification payment to BMS, we believe that the payment could have a material adverse effect on our financial condition and results of operations.

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

Item 1B.    UNRESOLVED STAFF COMMENTS
        None.
Item 2.    PROPERTIES.
        Our corporate headquarters are located in Glenview, Illinois, where we lease office space. We maintain our global supply chain and R&D headquarters in Evansville, Indiana, where we own office, operations and laboratory buildings comprising approximately 1,200,000 square feet. We also own or lease the manufacturing facilities identified in the table below. For additional information related to our manufacturing facilities around the world, see “Item 1. Business – Global Supply Chain.” We lease the vast majority of our office facilities worldwide.

        The following table illustrates our global manufacturing locations, the approximate square footage of the facilities, the reportable segment served by such locations and whether the facility is owned or leased:

Location	Square Feet	Segment(s) Served	Owned / Leased
Zeeland, Michigan, United States(1)	691,043	All segments	Owned
Evansville, Indiana, United States(1)(2)	301,389	All segments	Owned
Nijmegen, The Netherlands(1)	109,792	All segments	Owned
Delicias, Chihuahua, Mexico(1)	134,549	North America / Europe Latin America	Owned
Chonburi, Thailand(1)	158,456	Asia	Owned
Guangzhou, China(1)	149,944	Asia	Owned(4)
Makati, Philippines(1)	85,487	Asia	Owned(4)
Sao Bernardo do Campo, Brazil(1)	64,583	Latin America	Leased
Singapore (3)	466,077	Asia	Owned(4)
(1)    Powder manufacturing facility.
(2)    Liquid manufacturing facility.

(3)	Our new manufacturing and technology center in Singapore is currently under construction and is expected to be operational in the second half of 2014.

(4)	The land on which this facility is built is subject to a long term lease.

Item 3.    LEGAL PROCEEDINGS.
        In the ordinary course of business, we are subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health and safety matters.
       From time to time, we may be responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating substances at our current or former sites, and/or at waste disposal or reprocessing facilities operated by third parties. Liability under CERCLA and analogous state or foreign laws may be imposed without regard to knowledge, fault, or ownership at the time of the disposal or release. Most of our facilities have a history of production operations in the food and drug industry, and some substances used in such production require proper controls in their storage and disposal. We were named as a “potentially responsible party”, or were involved in investigation and remediation, at three third-party disposal sites. As of December 31, 2013, two of these matters have been settled in their entirety. With regard to the third such matter, the substance of this matter has been resolved, and management believes that any actual or expected remediation cost related to such matter, individually or in the aggregate, would be immaterial.
        We were served with a lawsuit filed on October 16, 2012 in St. Clair County (Illinois) Circuit Court under the caption Shelby Schrack, et al. v. Mead Johnson Nutrition Company and Mead Johnson & Company, which lawsuit alleges that certain bacteria in powdered formula were responsible for the death of one infant and serious illness in two others and seeks unspecified monetary damages. These events were widely publicized in December 2011 and January 2012. The infants allegedly consumed formula from batches that were extensively tested by the Company, the Centers for Disease Control (“CDC”) and the U.S. FDA. These tests detected no bacteria in our infant formula. The CDC further noted that while these bacteria have sometimes been found in formula, they also exist in the environment and may potentially cause illness through person to person contact or through contamination of infant feedings at the point of use. We believe that the claims in this matter are without merit. Nevertheless, in November 2013, the Company and the plaintiffs agreed to settle the disputed claims asserted in this litigation, and on December 12, 2013, we obtained court approval of the proposed settlement and release of all such claims. The settlement did not materially affect our consolidated financial position, results of operations or cash flows.

        We record accruals for contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although we cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material effect on our business or financial condition, although an unfavorable outcome in excess of amounts recognized as of December 31, 2013, with respect to one or more of these proceedings could have a material effect on our results of operations and cash flows for the periods in which a loss is recognized.

        Following an SEC request for documents relating to certain business activities of the Company’s local subsidiary in China, the Company is continuing an internal investigation of such business activities. The Company’s investigation is focused on certain expenditures that were made in connection with the promotion of the Company’s products or may have otherwise been made. Certain of such expenditures were made in violation of Company policies and may have been made in violation of applicable U.S. and/or local laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”).  The investigation is being conducted by outside legal counsel and overseen by a committee of independent members of the Company’s board of directors. The status and results of the investigation are being discussed with the SEC and other governmental authorities.  At this time, the Company is unable to predict the scope, timing or outcome of this ongoing matter or any regulatory or legal actions that may be commenced related to this matter.  If a violation of the FCPA or other laws is determined to have occurred, the Company could become subject to monetary penalties as well as civil and criminal sanctions.

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

	Market Price for MJN Common Stock		Dividends Declared Per Share
	High	Low
2012
First Quarter	$83.95	$70.38	$0.30
Second Quarter	$88.72	$77.72	$0.30
Third Quarter	$82.30	$68.09	$0.30
Fourth Quarter	$74.25	$61.27	$0.30
2013
First Quarter	$81.04	$65.38	$0.34
Second Quarter	$86.87	$74.44	$0.34
Third Quarter	$80.98	$66.80	$0.34
Fourth Quarter	$86.63	$73.69	$0.34
Holders of Common Stock
        The number of record holders of our common stock at December 31, 2013 was 1,357. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares held in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Issuer Purchases of Equity Securities

The following table includes information about our stock repurchases during the three-month period ended December 31, 2013:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
October 1, 2013 through October 31, 2013	437	$74.14	437	$502.1
November 1, 2013 through November 30, 2013	35,000	84.04	35,000	499.1
December 1, 2013 through December 31, 2013	105,000	83.99	105,000	490.3
	140,437	$83.97	140,437	$490.3

(1)
The total number of shares purchased does not include shares surrendered to the Company to pay the exercise price in connection with the exercise of employee stock options or shares surrendered to the Company to satisfy tax withholding obligations in connection with the exercise of employee stock options or the vesting of restricted stock units and performance share awards.

(2)	Average Price Paid per Share includes commissions.

(3)
On March 17, 2010, we announced that our board of directors authorized the repurchase of up to $300.0 million of Company common stock (the “2010 Authorization”). The 2010 Authorization ends on May 1, 2015; however, during the three-month period ended December 31, 2013, we completed all purchases remaining under the 2010 Authorization. On September 11, 2013, we announced that our board of directors approved a new, additional share repurchase authorization of up to an additional $500.0 million of Company common stock (the “2013 Authorization”). The 2013 Authorization does not have an expiration date. As of December 31, 2013, we had $490.3 million remaining available under the 2013 Authorization.

Performance Graph
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on our common stock for the periods indicated with the performance of the Standard & Poor's 500 (S&P 500) Stock Index, the S&P 500 Packaged Foods Index and the Mead Johnson custom performance peer group index described below. Starting with the year ended December 31, 2013, for comparative purposes, Mead Johnson is converting from a custom performance peer group index to the commonly used S&P 500 Packaged Foods Index. We have reviewed our post-IPO practices with regard to this graph and have concluded that the utilization of a published index, and, in particular, the S&P 500 Packaged Foods Index, is consistent with the practice of a majority of our peers.
The Mead Johnson custom performance peer group index consisted of the following corporations considered to be comparable companies in the food and beverage and consumer products industries on the basis of industry leadership and global focus: Campbell's Soup Company, Colgate-Palmolive Company, General Mills, Inc., H.J. Heinz Company, The Hershey Company, The J.M. Smucker Company, Kellogg Company, McCormick & Company, Incorporated and Sara Lee Corp. Sara Lee Corp is included through its last day of trading prior to June 29, 2012, when Sara Lee effected a 1-for-5 reverse stock split of Sara Lee common stock and changed its name to The Hillshire Brands Company. This occurred immediately after Sara Lee's separation of certain businesses and prior to the market open on June 29, 2012. The Hillshire Brands Company is not a comparable peer to Mead Johnson for this purpose and is not included in the Peer Group Index. Additionally, on June 7, 2013, H. J. Heinz Company was acquired by H.J. Heinz Holding Corporation, a Delaware corporation controlled by Berkshire Hathaway Inc. and 3G Special Situations Fund III, L.P. As a result of the merger, H.J. Heinz Company common stock is no longer publicly traded, and is included in this graph through its last day of trading prior to June 7, 2013.
The graph assumes $100 invested on February 11, 2009, the date shares of our common stock commenced trading, in each of Mead Johnson common stock, the S&P 500 Index, the S&P 500 Packaged Foods Index as well as our custom performance peer group index, and the reinvestment of all dividends for each of the reported time periods.
Comparison of Cumulative Total Return
Among Mead Johnson Nutrition Company, the S&P 500 Index, S&P 500 Packaged Foods Index and a Peer Group
Assumes Initial Investment of $100

	2/11/2009	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Mead Johnson Nutrition Company	100.00	168.49	244.03	273.70	266.55	344.86
S&P 500 Index	100.00	136.57	157.14	160.46	186.13	246.42
S&P 500 Packaged Foods Index	100.00	122.78	142.87	167.43	184.83	241.83
Peer Group	100.00	128.16	140.86	161.10	181.97	227.55

Item 6.    SELECTED FINANCIAL DATA.

	For the Years Ended December 31,
(In millions, except per share data)	2013	2012	2011	2010	2009
Net Sales	$4,200.7	$3,901.3	$3,677.0	$3,141.6	$2,826.5
Earnings before Interest and Income Taxes	$924.6	$870.0	$774.1	$682.9	$679.6
Interest Expense—net	$50.6	$65.0	$52.2	$48.6	$92.6
Net Earnings Attributable to Shareholders	$649.5	$604.5	$508.5	$452.7	$399.6
Basic Earnings Per Share Attributable to Shareholders*	$3.20	$2.96	$2.48	$2.20	$1.99
Diluted Earnings Per Share Attributable to Shareholders*	$3.19	$2.95	$2.47	$2.20	$1.99
Cash Dividends Declared Per Share*	$1.36	$1.20	$1.04	$0.90	$0.70
Weighted-average Shares - basic*	202.4	203.6	204.3	204.7	200.6
Depreciation and Amortization	$83.1	$76.9	$75.3	$64.7	$58.9
Cash Paid for Capital Expenditures	$240.4	$124.4	$109.5	$172.4	$95.8

	As of December 31,
(In millions)	2013	2012	2011	2010	2009
Total Assets	$3,474.1	$3,258.2	$2,766.8	$2,293.1	$2,070.3
Short-Term Borrowings and Current Portion of Long-Term Debt	$507.6	$187.0	$—	$1.2	$120.0
Long-Term Debt	$1,009.1	$1,523.2	$1,531.9	$1,532.5	$1,484.9
Total Equity (Deficit)	$300.5	$29.0	$(168.0)	$(358.3)	$(664.3)

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
        We operate in four geographic segments: Asia, Europe, Latin America and North America. Previously, we aggregated these four geographic segments into two reportable segments: Asia/Latin America and North America/Europe. In the fourth quarter of 2013, we expanded the number of reportable segments to three as we separated the Asia/Latin America segment into two reportable segments: Asia and Latin America. The North America/Europe reportable segment remains unchanged. This change in segment reporting presentation does not change any consolidated totals. We made this segment reporting change because we believe that the new presentation will provide investors with greater insight into our consolidated results and operating performance. Throughout this filing, all segment information for the years ended December 31, 2012 and 2011 has been recast to conform to the new segment reporting presentation.

Executive Summary
        For the year ended December 31, 2013, sales grew 8% compared to 2012. Sales increased by double-digits from category growth and market share gains and higher pricing throughout each of our Asia and Latin America segments offset in part by unfavorable currency impacts. North America/Europe sales decreased slightly compared to the prior year period driven by the impact of the late 2012 exit of certain non-core businesses and the continued decline of U.S. category consumption, partially offset by U.S. price increases.
        Earnings per share grew by 8% in 2013. This growth was primarily attributable to sales growth and an improved gross margin, which was driven by higher pricing as well as strong productivity. These increases were partially offset by higher demand-generation investment and costs for an administrative penalty assessed by China’s NDRC as described below.
Results of Operations
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Below is a summary of comparative results of operations for the years ended December 31, 2013 and 2012:

				% of Net Sales
(In millions, except per share data)	2013	2012	% Change	2013	2012
Net Sales	$4,200.7	$3,901.3	8%
Earnings before Interest and Income Taxes	924.6	870.0	6%	22%	22%
Interest Expense—net	50.6	65.0	(22)%	1%	1%
Earnings before Income Taxes	874.0	805.0	9%	21%	21%
Provision for Income Taxes	219.1	192.6	14%	5%	5%
Effective Tax Rate	25.1%	23.9%
Net Earnings	654.9	612.4	7%	16%	16%
Less: Net Earnings Attributable to Noncontrolling Interests	5.4	7.9	(32)%	(1)%	(1)%
Net Earnings Attributable to Shareholders	649.5	604.5	7%	15%	15%
Weighted-Average Common Shares— Diluted	203.1	204.3
Earnings per Common Share—Diluted	$3.19	$2.95	8%

        The results for the years ended December 31, 2013 and 2012 included several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of on-going results (“Specified Items”) and are listed in the table below:

	Years Ended December 31,
(In millions)	2013	2012
IT/other separation costs	$—	$19.9
Gain on sale of certain non-core intangible assets	—	(6.5)
Severance and other costs	2.6	21.1
Administrative penalty (China)	33.4	—
Legal, settlements and related costs	9.2	2.8
Specified Items	$45.2	$37.3
Tax matters and the income tax impact on Specified Items	(3.3)	(11.7)
Specified Items attributable to Noncontrolling Interests	(3.8)	—
Specified Items after taxes	$38.1	$25.6

        For the year ended December 31, 2013, the Specified Items after taxes increased compared to the prior year. In 2013, the Company incurred costs for an administrative penalty assessed by China’s NDRC in connection with the NDRC’s antitrust review of the infant formula industry’s resale pricing practices (the “China Antitrust Review”), and had higher legal, settlements and related costs primarily due to costs associated with our ongoing internal investigation.

        The 2012 IT/other separation costs related to the completion of our stand-alone operating structure. The 2012 severance and other costs related primarily to the relocation of our regional office in Asia and the implementation of our new business model in Europe.

Net Sales
       Our net sales by reportable segment:

	Years Ended December 31,			% Change Due to
(Dollars in millions)	2013	2012	% Change	Volume		Price/Mix	Foreign Exchange
Asia	$2,179.3	$1,967.0	11%	8%		2%	1%
Latin America	861.4	752.5	14%	11%	(1)	11%	(8)%
North America/Europe	1,160.0	1,181.8	(2)%	(5)%		3%	—%
Net Sales	$4,200.7	$3,901.3	8%	5%		4%	(1)%
(1) Our 2012 acquisition in Argentina represented 2% of Latin America net sales increase.

        Asia sales increased 11% compared to the prior year and accounted for more than 50% of MJN's net sales. The growth was largely driven by volume attributable to market share gains, including the recovery of market share in China and category growth. The impact of higher prices in a majority of markets in the segment were partially offset by slightly lower prices in China.
        Latin America sales increased 14% in comparison to the prior year. Sales volume grew due to continued category growth and market share gains throughout the segment. Price grew by 11% with the largest contribution from high inflation in the markets of Venezuela and Argentina, but were largely offset by weaker local currency rates in these markets. At this time, we are unable to predict with certainty how recent and future developments in Venezuela and Argentina will affect our sales growth or operations in 2014.
North America/Europe sales decreased 2% compared to the prior year. Volume was lower by 5%, with 3% of this decline due to the impact of the late 2012 exit of certain non-core businesses. The balance of the volume reduction was primarily driven by the continued decline of U.S. category consumption, partially offset by market share gains in Canada. Price increases were realized primarily in the U.S.
        Our net sales by product category are shown in the table below:

	Years Ended December 31,
(Dollars in millions)	2013	2012	% Change
Infant Formula	$2,459.7	$2,295.5	7%
Children’s Nutrition	1,653.3	1,487.0	11%
Other	87.7	118.8	(26)%
Net Sales	$4,200.7	$3,901.3	8%

        In 2013, Infant Formula accounted for the large majority of our sales in North America/Europe and approximately half of our sales in each of our Asia and Latin America segments. Given this product category mix, lower sales in North America/Europe reduced the year-over-year growth rate of Infant Formula products. At the same time, stronger growth in each of our Asia and Latin America segments positively impacted the year-over-year growth of Children’s Nutrition products. Other category sales declined due to the prior year exit of certain non-core products primarily in the North America/Europe segment.
        We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Years Ended December 31,		% of Gross Sales
(Dollars in millions)	2013	2012	2013	2012
Gross Sales	$5,346.6	$5,038.5	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	702.3	730.0	13%	14%
Sales Discounts	215.5	191.9	4%	4%
Returns	81.0	82.5	1%	2%
Cash Discounts	44.6	45.2	1%	1%
Coupons and Other Adjustments	72.2	55.6	1%	1%
Prime Vendor Charge-Backs	30.3	32.0	1%	1%
Total Gross-to-Net Sales Adjustments	1,145.9	1,137.2	21%	23%
Total Net Sales	$4,200.7	$3,901.3	79%	77%

        The total dollar amount of WIC rebates in the United States decreased due to the loss of certain WIC contracts during late 2012.

Gross Profit

	Years Ended December 31,
(Dollars in millions)	2013	2012	% Change
Net Sales	$4,200.7	$3,901.3	8%
Cost of Products Sold	1,532.8	1,485.3	3%
Gross Profit	$2,667.9	$2,416.0	10%
Gross Margin	63.5%	61.9%

        Gross margin improvement versus the prior year was driven by pricing as well as strong productivity. In the fourth quarter of 2013, MJN saw a significant rise in dairy prices which we expect to have a negative impact on our gross margin for 2014.
Expenses

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2013	2012	% Change	2013	2012
Selling, General and Administrative	$918.0	$877.8	5%	22%	23%
Advertising and Promotion	645.1	552.8	17%	15%	14%
Research and Development	102.4	95.4	7%	2%	2%
Other Expenses/(Income)—net	77.8	20.0	289%	2%	1%

Selling, General and Administrative Expenses
        Selling, general and administrative expenses (“SG&A”) increased year over year due to higher sales force, performance-based compensation and marketing expenses. Such higher expenses were partially offset by the elimination of prior year expenses for IT/other separation costs related to the completion of our stand-alone operating structure, the relocation of our regional office in Asia and the implementation of our new business model in Europe.
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
Research and Development Expenses
        Our R&D expenses include the continued investment in our innovation capability, product pipeline and quality compliance programs.
Other Expenses—net

	Years Ended December 31,
(In millions)	2013	2012
Foreign exchange (gains)/losses—net	$9.3	$(3.1)
Administrative penalty (China)	33.4	—
Severance and other costs	2.2	8.0
Pension settlements and curtailments	29.3	15.2
Gain on sale of non-core intangible assets	—	(6.5)
Legal settlements	7.0	—
Other—net	(3.4)	6.4
Other expenses—net	$77.8	$20.0

        In 2013, we had higher cost related to pension settlements and curtailments as a result of higher lump-sum settlements made to retirees in the U.S. pension plan as compared to 2012. In addition, an administrative penalty was assessed by China’s NDRC in connection with the China Antitrust Review.
Earnings before Interest and Income Taxes
       Earnings before interest and income taxes (“EBIT”) from our three reportable segments, Asia, Latin America and North America/Europe, is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated general and administrative expenses and global business support activities, including R&D, marketing and supply chain costs; and income or expenses incurred within the operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2013	2012	% Change	2013	2012
Asia	$795.8	$725.3	10%	37%	37%
Latin America	207.2	176.0	18%	24%	23%
North America/Europe	248.5	246.1	1%	21%	21%
Corporate and Other	(326.9)	(277.4)	(18)%	n/a	n/a
EBIT	$924.6	$870.0	6%	22%	22%

        The Asia increase in EBIT was primarily related to sales growth and improved gross margin, partially offset by higher demand-generation investments.

         The Latin America increase in EBIT was primarily related to sales growth and improved gross margin, partially offset by higher demand-generation investments.

         The North America/Europe increase in EBIT was primarily related to an improved gross margin due to pricing and our new business model in Europe, offset by higher demand-generation investments.

         Corporate and Other expenses increased compared to the prior year period primarily as a result of the $33.4 million charge related to the administrative penalty assessed by China’s NDRC in connection with the China Antitrust Review, increased pension settlement expense and current year foreign exchange transaction losses. These increased expenses were partially offset by the elimination of prior year IT/other separation costs related to the completion of our stand-alone operating structure, the prior year relocation of our regional office in Asia and the 2012 implementation of our new business model in Europe.
Interest Expense—net
        Interest expense-net for the year ended December 31, 2013 totaled $50.6 million, down $14.4 million from the prior year. The decrease in interest expense is primarily a result of the July 2013 retirement of the short-term note payable incurred in connection with our 2012 acquisition in Argentina (the “Argentine Acquisition”), increased capitalization of interest expense associated with the construction of our new manufacturing and technology center in Singapore and higher interest income. The weighted-average interest rate on our long-term debt, including the impact of terminated interest rate swaps and the 2013 retirement of the note payable related to the Argentine Acquisition (the “Argentine Acquisition Note Payable”), was 4.2% and 4.5% for the years ended December 31, 2013 and 2012, respectively.
Income Taxes
        The effective tax rate (“ETR”) for the year ended December 31, 2013 and 2012 was 25.1% and 23.9%, respectively. The higher effective tax rate was primarily attributable to favorable adjustments in 2012 associated with prior years' tax filings and the 2013 administrative penalty related to the China antitrust review, which is non-deductible for tax purposes.
Net Earnings Attributable to Noncontrolling Interests
       Net earnings attributable to noncontrolling interests consists of approximately 20%, 11% and 10% interest held by third parties in the our operating entities in Argentina, China and Indonesia, respectively.
Net Earnings Attributable to Shareholders
        For the foregoing reasons, net earnings attributable to shareholders for the year ended December 31, 2013 increased 7% to $649.5 million compared with the year ended December 31, 2012.

Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Below is a summary of comparative results of operations for the years ended December 31, 2012 and 2011:

				% of Net Sales
(In millions, except per share data)	2012	2011	% Change	2012	2011
Net Sales	$3,901.3	$3,677.0	6%
Earnings before Interest and Income Taxes	870.0	774.1	12%	22%	21%
Interest Expense—net	65.0	52.2	25%	1%	1%
Earnings before Income Taxes	805.0	721.9	12%	21%	20%
Provision for Income Taxes	192.6	202.9	(5)%	5%	6%
Effective Tax Rate	23.9%	28.1%
Net Earnings	612.4	519.0	18%	16%	14%
Less: Net Earnings Attributable to Noncontrolling Interests	7.9	10.5	(25)%	(1)%	—%
Net Earnings Attributable to Shareholders	604.5	$508.5	19%	15%	14%
Weighted-Average Common Shares— Diluted	204.3	205.0
Earnings per Common Share—Diluted	$2.95	$2.47	19%

        The results for the years ended December 31, 2012 and 2011 included Specified Items and are listed in the table below:

	Years Ended December 31,
(In millions)	2012	2011
IT/other separation costs	$19.9	$74.7
Gain on sale of certain non-core intangible assets	(6.5)	—
Severance and other costs	21.1	11.6
Legal, settlements and related costs	2.8	7.6
Specified Items before income taxes	$37.3	$93.9
Income tax impact on items above	(11.7)	(29.3)
Specified Items after taxes	$25.6	$64.6

        The decrease in specified items reflects the completion of our stand-alone operating infrastructure.

Net Sales
        Our net sales by reportable segment are shown in the table below:

	Years Ended December 31,			% Change Due to
(Dollars in millions)	2012	2011	% Change	Volume		Price/Mix	Foreign Exchange
Asia	$1,967.0	$1,827.8	8%	—%		7%	1%
Latin America	752.5	619.4	21%	20%	(1)	7%	(6)%
North America/Europe	1,181.8	1,229.8	(4)%	(7)%		4%	(1)%
Net Sales	$3,901.3	$3,677.0	6%	1%		6%	(1)%
(1) Our acquisition in Argentina represented 10% of Latin America net sales increase.

        Asia sales accounted for more than 50% of our net sales in 2012 and grew 8% year over year primarily as a result of price increases throughout the segment. Volume increased due to broad-based category growth but was offset in its entirety by market share loss in China that occurred towards the end of the second quarter. However, during the second half of 2012, we made significant progress in recovering this market share. In addition, although distributors’ inventory levels increased in China in the first half of 2012 as a result of the market share decline, by year end they had returned to levels similar to those seen at the beginning of the year.

Latin America sales increased 21%, of which 10% was due to the Argentine Acquisition. The increase in volume was driven by broad gains in market share across the segment. Price increases in Venezuela, Mexico and Brazil helped mitigate the impact of high inflation in these markets.

The decrease in sales in North America/Europe reflected lower U.S. market share as well as lower category consumption and births, partially offset by higher prices. Market share was lower in comparison to the prior year when we benefited from a competitor’s recall and due to the impact in 2012 of the unfounded media reports in December 2011 alleging product contamination in the United States. Investigating governmental agencies found no contamination in sealed containers of our product, but the resulting uncertainty caused some consumers to switch away from our brand.
        Our net sales by product category are shown in the table below:

	Years Ended December 31,
(Dollars in millions)	2012	2011	% Change
Infant Formula	$2,295.5	$2,188.7	5%
Children’s Nutrition	1,487.0	1,394.4	7%
Other	118.8	93.9	27%
Net Sales	$3,901.3	$3,677.0	6%

        Infant formula accounts for approximately 90% of our sales in North America/Europe and approximately half of our sales in each of our Asia and Latin America segments.
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

        The gross margin decline was attributable entirely to the North America/Europe segment and resulted from higher commodity costs, primarily dairy inputs, and unfavorable manufacturing variances attributed largely to lower production volumes. These factors were partially offset by increased prices and productivity gains.

Expenses

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2012	2011	% Change	2012	2011
Selling, General and Administrative	$877.8	$926.8	(5)%	23%	25%
Advertising and Promotion	552.8	501.7	10%	14%	14%
Research and Development	95.4	92.5	3%	2%	3%
Other Expenses/(Income)—net	20.0	19.6	2%	1%	1%

Selling, General and Administrative Expenses
        SG&A decreased due to the completion of our stand-alone operating infrastructure and lower performance-based compensation expense, partially offset by an increase in sales force and distribution expenses supporting sales growth.
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
Research and Development Expenses
        Our R&D expenses include the continued investment in our innovation capability, product pipeline and quality compliance programs.
Other Expenses—net

	Years Ended December 31,
(In millions)	2012	2011
Foreign exchange (gains)/losses—net	$(3.1)	$(9.7)
Severance and other costs	8.0	9.9
Pension settlements and curtailments	15.2	9.7
Gain on sale of non-core intangible assets	(6.5)	—
Other—net	6.4	9.7
Other expenses—net	$20.0	$19.6
       In 2012, we had higher cost related to pension settlements and curtailments primarily as a result of lump sum payments made to retirees in the U.S. pension plan.
Earnings before Interest and Income Taxes
        EBIT from our three reportable segments, Asia, Latin America and North America/Europe, is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated general and administrative expenses and global business support activities, including R&D, marketing and supply chain costs; and income or expenses incurred within the operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2012	2011	% Change	2012	2011
Asia	$725.3	$672.5	8%	37%	37%
Latin America	176.0	139.1	27%	23%	22%
North America/Europe	246.1	308.4	(20)%	21%	25%
Corporate and Other	(277.4)	(345.9)	(20)%	n/a	n/a
EBIT	$870.0	$774.1	12%	22%	21%

        The increase in EBIT for Asia was primarily related to sales growth and a higher gross margin, partially offset by higher expenses, such as advertising and promotion and sales force growth.
        The increase in EBIT for Latin America was primarily related to sales growth, partially offset by higher expenses, such as advertising and promotion.
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

Interest Expense—net
        Interest expense for the year ended December 31, 2012 primarily represented interest incurred on $1.5 billion of long-term notes and the short-term note payable related to our Argentine Acquisition. The increase in interest expense reflected the prior year's termination of our fixed-to-floating interest rate swaps and the Argentine Acquisition Note Payable. The weighted-average interest rate on our long-term debt, including the impact of the swaps and Argentine Acquisition Note Payable, was 4.5% and 4.0% for the years ended December 31, 2012 and 2011, respectively.
Income Taxes
        The ETR for the year ended December 31, 2012 and 2011 was 23.9% and 28.1%, respectively. The ETR was primarily attributable to favorable adjustments associated with prior years’ tax filings, changes in management’s assertion that certain current and prior years’ foreign earnings and profits are permanently invested abroad and changes in the geographic earnings mix.
Net Earnings Attributable to Noncontrolling Interests
        Net earnings attributable to noncontrolling interests consists of approximately 20%, 11% and 10% interest held by third parties in our operating entities in Argentina, China and Indonesia, respectively.
Net Earnings Attributable to Shareholders
        For the foregoing reasons, net earnings attributable to shareholders for the year ended December 31, 2012 increased 19% to $604.5 million compared with the year ended December 31, 2011.

Liquidity and Capital Resources
Overview
        Our primary sources of liquidity are cash on hand, cash from operations and available borrowings under our $500.0 million revolving credit facility. Cash flows from operating activities represent the inflow of cash from our customers net of the outflow of cash for raw material purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment, buildings and computer software and acquisitions. Cash flows used in financing activities primarily represent dividend payments, proceeds and repayments of short-term borrowings and share repurchases.
        Cash and cash equivalents totaled $1,050.8 million at December 31, 2013 of which $692.5 million was held outside of the United States. Cash and cash equivalents totaled $1,042.1 million as of December 31, 2012, of which $486.7 million was held outside of the United States.

        During 2013, we repatriated approximately $74 million of cash to the United States from multiple jurisdictions whose earnings and profits are not permanently invested abroad. During 2012, we repatriated approximately $660 million of cash to the United States from multiple jurisdictions of which approximately $409 million was repatriated as a return of basis.  We have no current plans to repatriate cash in a similar return of basis transaction.

        As a result of our evaluation of our global cash position, management has asserted that current and prior year earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and our determination as to whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of December 31, 2013, approximately $343 million of cash and cash equivalents were held by foreign subsidiaries whose undistributed earnings are considered permanently invested. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, we would be required to provide U.S. taxes on these amounts.

        The declaration and payment of dividends is at the discretion of our board of directors and depends on many factors, including our financial condition, earnings, legal requirements, restrictions under the terms of our debt agreements and other relevant factors. Cash dividends paid for the years ended December 31, 2013, 2012 and 2011 were $267.7 million, $236.7 million and $205.7 million, respectively.
        Our board of directors previously authorized the repurchase of up to $300.0 million of our common stock (the “2010 Authorization”). The 2010 Authorization was primarily intended to offset the dilutive effect on earnings from stock-based compensation. The 2010 Authorization ends on May 1, 2015; however, during the year ended December 31, 2013, we completed all purchases remaining under the

2010 Authorization. From the date of such authorization through December 31, 2013, 4.2 million shares were repurchased at an average cost per share of $71.21.
        In September 2013, our board of directors approved a new share repurchase authorization of up to an additional $500.0 million of our common stock (the "2013 Authorization"). The 2013 Authorization is intended to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to stockholders. The 2013 Authorization does not have an expiration date. From the date of such authorization through December 31, 2013, 0.1 million shares were repurchased at an average cost of $84.06. As of December 31, 2013, we had $490.3 million available for further repurchases under the authorization.
Cash Flows
        We believe that cash on hand, cash from operations, and the available credit facility will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$654.9	$612.4	$519.0
Depreciation and Amortization	83.1	76.9	75.3
Other	87.7	72.5	28.0
Changes in Assets and Liabilities	0.3	(40.8)	20.2
Pension and Other Post-Retirement Benefits Contributions	(19.4)	(28.3)	(9.7)
Total Operating Activities	806.6	692.7	632.8
Investing Activities	(240.5)	(228.8)	(112.6)
Financing Activities	(545.7)	(267.5)	(275.2)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(11.7)	5.4	(0.3)
Net Increase in Cash and Cash Equivalents	$8.7	$201.8	$244.7
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
        Cash flow provided from operating activities increased by $113.9 million in 2013 compared to 2012. Higher net earnings, along with lower cash paid for income taxes and performance-based compensation as well as lower cash contributions to our U.S. defined benefit pension plan partially offset a higher requirement for working capital, defined as accounts receivable plus inventory less accounts payable.
        Cash flow used in investing activities increased $11.7 million in 2013 compared to 2012 due primarily to higher capital expenditures partially offset by the Argentine Acquisition.
        Cash flow used in financing activities was $545.7 million for the year ended December 31, 2013, consisting primarily of $267.7 million of dividend payments, $165.4 million repayments of short-term borrowings and $106.0 million of treasury stock repurchases. Cash flow used in financing activities was $267.5 million for the year ended December 31, 2012, primarily from dividend payments of $236.7 million, treasury stock repurchases of $154.9 million and the Argentine Acquisition Note Payable of $52.6 million, offset by revolver borrowings of $161.0 million.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
        Cash flow provided from operating activities increased by $59.9 million in 2012 compared with 2011. Higher earnings and lower requirements for working capital were offset partially by higher cash paid for income taxes. The 2012 decrease in inventories reflected the impact from the December 2011 advance purchase of approximately $80 million for select dairy inputs.
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

Capital Expenditures
        Capital expenditures and the cash outflow for capital expenditures were as follows:

(In millions)	Capital expenditures	Cash outflow for capital expenditures
Year ended December 31, 2013	$251.1	$240.4
Year ended December 31, 2012	170.3	124.4
Year ended December 31, 2011	121.6	109.5

        Capital expenditures included investments primarily in a new spray dryer and research and development capabilities. In December 2011, we announced a three-year planned capital expenditure for a new manufacturing and technology center in Singapore. In 2013, we spent approximately $142 million for the second year of the capital expenditure in Singapore bringing our spending to date for the project to $220 million. In 2014, we expect capital expenditures to be approximately $180 million, including $35 million for the third year of the capital expenditure in Singapore, and continued emphasis on growth and innovation. We expect to fund capital expenditures from our cash flow generated by operations.
Revolving Credit Facility Agreement
        In June 2011, the Company entered into a five-year revolving credit facility agreement (“Credit Facility”). Borrowings from the Credit Facility are to be used for working capital and other general corporate purposes. The Credit Facility is unsecured and repayable at maturity in June 2016, and subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $500.0 million, which may be increased from time to time up to $750.0 million at our request and with the consent of the lenders, subject to satisfaction of customary conditions.
        The Credit Facility contains customary covenants, including covenants applicable to limiting liens, substantial asset sales and mergers. Most of these restrictions are subject to certain minimum thresholds and exceptions. The Credit Facility contains financial covenants whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. We were in compliance with all financial covenants as of December 31, 2013.
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
        As of December 31, 2013, we had no borrowings outstanding under our Credit Facility. As of December 31, 2012, we borrowed $161.0 million against our Credit Facility for general corporate purposes, including payment for acquisition debt obligations and funding of current and future capital expenditures.

Argentine Acquisition Note Payable

        On March 15, 2012, we completed the Argentine Acquisition (See “Item 8. Financial Statements - Note 8. Redeemable Noncontrolling Interest” for discussion of the Argentine Acquisition). Of the ARS850.7 million purchase price payable, ARS377.6 million was financed through a note payable. The remaining balance of the note payable was paid on July 10, 2013. Through March 15, 2013, the annual interest rate for the note payable was 14%. Effective as of March 16, 2013, the note was converted to U.S. dollar-denominated indebtedness, the annual interest rate was automatically reduced to 0.85%, and the note accrued interest at that rate through our final payment.

Long-Term Debt
        The components of our long-term debt are detailed in the table below:

Description	Principal Amount	Interest Rate	Maturity
2014 Notes	$500.0 million	3.50% fixed	November 1, 2014
2019 Notes	$700.0 million	4.90% fixed	November 1, 2019
2039 Notes	$300.0 million	5.90% fixed	November 1, 2039
        Our long-term debt has a principal value of $1,500 million, of which $500 million is considered current as it matures on November 1, 2014. As we plan to refinance a portion of our long-term notes in 2014, we entered into interest rate forward starting swaps with a combined notional value of $500 million. The forward starting rates of the swaps range from 3.79% to 3.94% and an effective date of October 31, 2014. The forward starting swaps effectively mitigate the interest rate exposure associated with our planned refinancing of a portion of our long-term debt.
        Our long-term debt may be prepaid at any time, in whole or in part, at a redemption price equal to the greater of par value or an amount calculated based upon the sum of the present values of the remaining scheduled payments. Upon a change of control, we may be required to repurchase the notes in an amount equal to 101% of the then outstanding principal amount plus accrued and unpaid interest. Interest on the notes are due semi-annually, and the notes are not subject to amortization.
        For additional information on our long-term debt, acquisition and interest rate swaps, see “Item 8. Financial Statements – Note 15. Debt and Note 16. Derivatives.”

Contractual Obligations
        As of December 31, 2013, our contractual obligations and other commitments were as follows:

	Payments due by December 31,
(In millions)	2014	2015	2016	2017	2018	Thereafter	Total
Operating lease obligations	$36.4	$29.5	$20.8	$15.5	$14.3	$22.3	$138.8
Capital lease obligations	1.2	1.1	0.9	0.4	—	—	$3.6
Purchase obligations	139.3	52.2	54.6	41.0	40.3	49.5	$376.9
Short-term borrowings	2.0	—	—	—	—	—	$2.0
Long-term debt	500.0	—	—	—	—	1,000.0	$1,500.0
Interest payments	69.7	52.0	52.0	52.0	52.0	406.0	$683.7

Total	$748.6	$134.8	$128.3	$108.9	$106.6	$1,477.8	$2,705.0
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
Additionally, liabilities for uncertain tax positions and pension and other post retirement benefits are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of a cash settlement of such liabilities. See “Item 8. Financial Statements – Note 4. Income Tax and Note 7. Employee Benefits” for more information.

Off-Balance Sheet Arrangements
        Pursuant to an Amended and Restated Tax Matters Agreement with BMS, we agreed to indemnify BMS for (i) any tax payable with respect to any separate tax return that we are required to file or cause to be filed, (ii) any tax incurred as a result of any gain that may be recognized by a member of the BMS affiliated group with respect to a transfer of certain foreign affiliates by us in preparation for our 2009 initial public offering (“IPO”), and (iii) any tax arising from the failure or breach of any representation or covenant made by us which failure or breach results in the intended tax consequences of the split-off transaction not being achieved.
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
        For information on our accounting policies, see “Item 8. Financial Statements – Note 2. Accounting Policies.”
Revenue Recognition
        We recognize revenue when substantially all the risks and rewards of ownership have transferred to the customer. Revenue is recognized on the date MJN’s products are received by the purchaser. Revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience and business trends. Additionally, provisions are made at the time of revenue recognition for discounts, WIC rebates and estimated sales allowances based on historical experience, updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue. We offer sales incentives to customers and consumers through various programs consisting primarily of customer pricing allowances, merchandising funds and consumer coupons. Provisions are made at the time of revenue recognition for these items based on historical experience, updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.
        WIC Rebates—We participate on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, we reimburse these entities for the difference between our wholesaler list price and the contract price on eligible products. We account for WIC rebates by establishing an accrual in an amount equal to our estimate of WIC rebate claims attributable to a sale. We determine our estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. We consider levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjust the accrual periodically throughout the year to reflect actual expense. WIC rebate accruals were $199.7 million and $206.5 million at December 31, 2013 and 2012, respectively, and are included in accrued rebates and returns on our balance sheet. Rebates under the WIC program reduced revenues by $702.3 million, $730.0 million, and $700.7 million in the years ended December 31, 2013, 2012 and 2011, respectively.
        Sales Returns—We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine our estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also consider other factors that could impact sales returns such as discontinuations and new product introductions. Sales return accruals were $44.8 million and $46.4 million at December 31, 2013 and 2012, respectively, and are included in accrued rebates and returns on our balance sheet. Returns reduced sales by $81.0 million, $82.5 million, and $81.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Income Taxes
        The ETR reflects statutory tax rates in the various jurisdictions in which we operate, including tax rulings and agreements, management’s assertion that certain foreign earnings and profits are permanently invested abroad and management’s estimate of appropriate reserves against uncertain tax positions. Significant judgment is required in determining the ETR and in evaluating the uncertainty in tax positions.
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
Goodwill and Indefinite-lived Intangible Assets
        Goodwill is not amortized but is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We utilize a two-step quantitative assessment to test for impairment. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of reporting units, which is generally based on a discounted cash flow model. In making this assessment, the Company relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Growth rates for sales and profits are determined using inputs from our annual planning process. We also make estimates of discount rates, perpetuity growth assumptions and other factors. Many of the factors used in assessing fair value are outside the control of the Company and it is reasonably likely that assumptions and estimates can change in future periods. These changes can result in future impairments. We completed the annual goodwill impairment assessment during the first quarter of 2013, 2012 and 2011 and no impairment of goodwill was required as we determined that the fair values of our reporting units were substantially in excess of respective carrying amounts. During the third quarter of 2013 we changed our annual impairment testing date from January 1 to July 1 to better align with the timing of our annual and long-term planning process, which is a significant input in the testing process. As a result, we completed impairment testing again in the third quarter of 2013 and no impairment of goodwill was required as we determined that the fair values of our reporting units were substantially in excess of respective carrying amounts.
As a result of our Argentine Acquisition in 2012 we recognized $172.8 million of goodwill as of the acquisition date, which represents a majority of our goodwill balance as of December 31, 2013. Although management currently believes operations in reporting units to which goodwill was allocated can support the value of recorded goodwill, a change in assumptions driven by macro-economic conditions or degradation in the Argentine consumer market that undermines the reporting unit's ability to achieve targeted profit levels may result in an impairment of the recorded goodwill.
Similarly, impairment testing of our other indefinite-lived intangible assets, primarily one trademark, requires a comparison of carrying value to fair value of that particular asset annually and whenever events or changes in circumstances indicate that impairment may have occurred. To test these assets for impairment, we estimate the fair value of each asset based on a discounted cash flow model using various inputs, including projected revenues, an assumed royalty rate, and a discount rate. Changes in these estimates and assumptions could impact the assessment of impairment in the future.
Pension and Other Post Retirement Benefits
        Our pension plans and post retirement benefit plans are accounted for using actuarial valuations. Management, in consultation with our actuaries, is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, long-term returns on plan assets, retirement, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and post retirement benefit expense could vary within a range of outcomes and have a material effect on projected benefit obligations. Our key assumptions used in calculating the cost of pension benefits are the discount rate and expected long term returns on plan assets. Actual results in any given year may differ from those estimated because of economic and other factors.
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

        Our principal pension plan is the Mead Johnson & Company Retirement Plan, LLC in the United States (“U.S. Pension Plan”), which is a frozen plan and represents approximately 75% of our total pension assets and obligations. The assumptions used to determine net periodic benefit costs for the year are established at the beginning of the plan year and the assumptions used to determine benefit obligation are established as of the balance sheet date. The key assumptions for the U.S. Pension Plan were as follows:

Used to determine net periodic benefit cost for the years ended December 31,	2013	2012
Discount rate	3.00%	3.75%
Expected long-term return on plan assets	6.00%	6.25%

Used to determine benefit obligation as of December 31,	2013	2012
Discount rate	4.00%	3.00%
        The obligation for the U.S. Pension Plan decreased by $57.5 million during 2013, primarily due to the increase in the discount rate. The change in the discount rate assumption reflected higher corporate bond rates.
        The following table shows the impact on pension expense of hypothetical changes in the rates assumed for the U.S. pension plan:

		Increase/(Decrease) in Expense		Increase/(Decrease) in Obligation
(Dollars in millions)	Change in Rate	Increase in Rate	Decrease in Rate	Increase in Rate	Decrease in Rate
Impact of change in rates:
Discount rate	+/-100 basis points	$1.7	$(2.0)	$(23.0)	$27.3
Expected long-term rate of return on plan assets	+/-100 basis points	$(2.3)	$2.3	N/A	N/A

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

Foreign Exchange Risk
        We are exposed to market risk due to changes in currency exchange rates. Our primary net foreign currency exposures are the Chinese renminbi, the Hong Kong dollar, the euro, the Philippine peso, the Malaysian ringitt and the Mexican peso. In addition to these primary exposures, as a global business, we are exposed to foreign currency translation risk in all countries in which we do business whose local reporting currency is not the U.S. dollar. Currency rates in smaller markets, such as Venezuela and Argentina, could also impact our results due to high volatility in exchange rates in such markets.
        We use foreign currency contracts to hedge anticipated transactions on certain foreign currencies and designate these derivative instruments as foreign currency cash flow hedges when appropriate. If the derivative is designated as a cash flow hedge, the change in the fair value of the derivative is initially recorded in accumulated other comprehensive income(loss) and then recognized in our statement of earnings when the corresponding hedged item impacts our earnings. The foreign currency derivatives resulted in losses of $5.4 million, $0.8 million, and $2.9 million in the years ended December 31, 2013, 2012 and 2011, respectively. The impact of hedge ineffectiveness on earnings was not significant.
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
        We use foreign exchange forward contracts to hedge exposures and the total notional amount of these contracts was $201.4 million at December 31, 2013, representing a fair value asset of $3.7 million.
        The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of December 31, 2013:

	Contract Amount (in millions)	Average Contractual Exchange Rate
Receive United States dollar/Pay Mexican peso	$84.0	$13.07
Receive United States dollar/Pay Philippine peso	$62.4	$43.48
Receive United States dollar/Pay Malaysian ringitt	$55.0	$3.18
        All of these derivatives were hedges of anticipated transactions and mature within 12 months. Assuming an unfavorable 10% change in year-end exchange rates, the fair value would have changed by $27.7 million and would have switched to a payable position. The unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
Venezuela Risk
        We apply highly inflationary accounting to our business in Venezuela. Under highly inflationary accounting, the functional currency of the entity is aligned with the reporting currency of the Company. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate, including devaluations, between the Bolivares Fuertes (“VEF”) and the U.S. dollar. The operating environment in Venezuela could include high inflation, governmental restrictions in the form of currency exchange, price and margin controls, and the possibility of further government actions such as further devaluations or other business intervention. In addition, the foreign exchange controls in Venezuela limit our ability to repatriate earnings and our Venezuela subsidiary’s ability to remit dividends and pay intercompany balances at any official exchange rate or at all.
        Through December 31, 2013, the Venezuelan government had established one official exchange rate for qualifying dividends and imported goods and services, equal to 6.3 VEF to one U.S. dollar. Transactions at the official exchange rate are subject to CADIVI (Venezuelan government’s Foreign Exchange Administrative Commission) approval. In addition to the official exchange rate, there are and have been parallel exchange markets controlled by the Central Bank of Venezuela as the only legal intermediary to execute foreign exchange transactions outside of CADIVI. Through February 12, 2013, the parallel exchange program was SITME, which had a published rate of 5.3 VEF to one U.S. dollar. When the government devalued its currency in February, 2013, it also eliminated SITME, but established a new auction-based exchange rate market program, referred to as SICAD. Through December 31, 2013, the notional amount of transactions and regulations that has run through these programs has been limited, which essentially eliminates our ability to access any foreign exchange rate other than the official CADIVI rate to pay for imported goods and/or manage our local monetary asset balances. Accordingly, we measure all of our net monetary assets for our Venezuelan subsidiary using the official 6.3 exchange rate. As of December 31, 2013, our subsidiary had approximately $24 million of net monetary assets.

        In January, 2014, the Venezuelan government made a number of announcements related to the SICAD program, which could result in a devaluation of the rate at which our Venezuelan subsidiary is able to access U.S. dollars and the rate at which we translate results and balances denominated in VEF. This could have an unfavorable impact on our operating results. At this time, we are not able to predict the impact of these announcements and continue to monitor this situation, including the impact restrictions may have on our future business operations.
Commodity Risk
        We purchase certain products in the normal course of business, including dairy, agricultural oils, and packaging materials, the costs of which are affected by global commodity changes. Therefore, we are exposed to price volatility related to market conditions outside of our control
        We employ various purchasing and pricing contract techniques in an effort to reduce volatility. Generally, these techniques include unit pricing that is based on an average of commodity prices over a contractually defined period of time, timing of purchases, and setting fixed prices with suppliers. Our intent is to utilize supplier volatility management tools when available. However, when such tools are unavailable or financially prohibitive through a supplier, we will utilize financial instruments. The company entered into non-fat dry milk futures contracts on November 26, 2013. The notional value of the hedge was 0.2 million pounds, representing a value of $0.3 million as of December 31, 2013 which represents an insignificant portion of our total forecasted volume.
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
        In addition, we used forward-starting interest rate swaps to hedge the interest rate volatilities on our planned refinancing of a portion of our long-term debt in 2014. The objective of these hedges is to offset the variability of future payments associated with the interest rate on our debt instruments. As of December 31, 2013, we had $500 million in aggregate notional amounts of forward-starting interest rate swaps outstanding. These hedges are designated as cash flow hedges. As of December 31, 2013, the fair value of the outstanding interest rate swaps was $19.4 million.
For information on interest rate swap activity, see “Item 8. Financial Statements – Note 16. Derivatives.”

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Mead Johnson Nutrition Company
Glenview, Illinois
We have audited the accompanying consolidated balance sheets of Mead Johnson Nutrition Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, equity (deficit) and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mead Johnson Nutrition Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 18, 2014

CONSOLIDATED FINANCIAL STATEMENTS
OF MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in millions, except per share data)

	Years Ended December 31,
	2013	2012	2011
NET SALES	$4,200.7	$3,901.3	$3,677.0
Cost of Products Sold	1,532.8	1,485.3	1,362.3
GROSS PROFIT	2,667.9	2,416.0	2,314.7
Expenses:
Selling, General and Administrative	918.0	877.8	926.8
Advertising and Promotion	645.1	552.8	501.7
Research and Development	102.4	95.4	92.5
Other Expenses – net	77.8	20.0	19.6
EARNINGS BEFORE INTEREST AND INCOME TAXES	924.6	870.0	774.1

Interest Expense – net	50.6	65.0	52.2
EARNINGS BEFORE INCOME TAXES	874.0	805.0	721.9

Provision for Income Taxes	219.1	192.6	202.9
NET EARNINGS	654.9	612.4	519.0
Less Net Earnings Attributable to Noncontrolling Interests	5.4	7.9	10.5
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$649.5	$604.5	$508.5
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$3.20	$2.96	$2.48
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$3.19	$2.95	$2.47

Weighted-average Shares - Basic	202.4	203.6	204.3
Weighted-average Shares - Diluted	203.1	204.3	205.0

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2013	2012	2011
NET EARNINGS	$654.9	$612.4	$519.0

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	(90.5)	(8.4)	(27.2)
Tax Benefit/(Expense)	9.2	(13.0)	4.7
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	24.2	(12.7)	5.8
Reclassification Adjustment for Losses Included in Net Earnings	5.4	0.8	2.9
Tax Benefit/(Expense)	(10.1)	3.5	(2.6)
Pension and Other Post-Retirement Benefits
Deferred Gains/(Losses) on Pension and Other Post-Retirement Benefits	11.6	(58.5)	(90.7)
Reclassification Adjustment for Losses Included in Net Earnings	37.5	23.8	14.6
Tax Benefit/(Expense)	(16.1)	10.6	24.1
OTHER COMPREHENSIVE LOSS	(28.8)	(53.9)	(68.4)

COMPREHENSIVE INCOME	626.1	558.5	450.6

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	(6.9)	7.9	10.6

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$633.0	$550.6	$440.0

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,050.8	$1,042.1
Receivables – net of allowances of $6.5 and $7.6, respectively	384.4	364.6
Inventories	534.8	435.9
Deferred Income Taxes – net of valuation allowance	75.3	86.4
Income Taxes Receivable	15.9	26.0
Prepaid Expenses and Other Assets	56.9	60.0
Total Current Assets	2,118.1	2,015.0
Property, Plant, and Equipment – net	867.5	689.9
Goodwill	196.8	270.6
Other Intangible Assets – net	97.5	129.9
Deferred Income Taxes – net of valuation allowance	37.0	24.5
Other Assets	157.2	128.3
TOTAL	$3,474.1	$3,258.2
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$2.0	$161.0
Accounts Payable	566.8	508.5
Dividends Payable	69.3	61.3
Current Portion of Long-Term Debt	505.6	—
Note Payable	—	26.0
Accrued Expenses	220.0	220.4
Accrued Rebates and Returns	314.9	314.8
Deferred Income – current	46.6	36.1
Income Taxes – payable and deferred	56.1	41.8
Total Current Liabilities	1,781.3	1,369.9
Long-Term Debt	1,009.1	1,523.2
Deferred Income Taxes – noncurrent	15.3	15.9
Pension, Post Retirement and Post Employment Liabilities	161.8	188.8
Other Liabilities	156.4	95.1
Total Liabilities	3,123.9	3,192.9
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	49.7	36.3

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 206.8 and 206.0 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(625.3)	(676.6)
Retained Earnings	1,470.4	1,124.8
Treasury Stock – at cost	(351.9)	(244.6)
Accumulated Other Comprehensive Loss	(203.5)	(187.0)
Total Shareholders’ Equity	291.8	18.7
Noncontrolling Interests	8.7	10.3
Total Equity	300.5	29.0
TOTAL	$3,474.1	$3,258.2

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity/ (Deficit)	Redeemable Non- controlling Interest
Balance as of January 1, 2011	$2.0	$(775.6)	$474.0	$(3.2)	$(64.6)	$9.1	$(358.3)	$—
Stock-based Compensation Awards (includes excess tax benefits of $2.8)	0.1	47.2		(4.9)			42.4
Treasury Stock Acquired				(81.6)			(81.6)
Distributions to Noncontrolling Interests						(8.6)	(8.6)
Cash Dividends Declared			(212.5)				(212.5)
Net Earnings			508.5			10.5	519.0
Other Comprehensive Income (Loss)					(68.5)	0.1	(68.4)

Balance as of December 31, 2011	$2.1	$(728.4)	$770.0	$(89.7)	$(133.1)	$11.1	$(168.0)	$—
Stock-based Compensation Awards (includes excess tax benefits of $11.8)	—	51.8		(15.2)			36.6
Treasury Stock Acquired				(139.7)			(139.7)
Acquisition							—	30.2
Distributions to Noncontrolling Interests						(7.6)	(7.6)
Cash Dividends Declared			(244.7)				(244.7)
Net Earnings			604.5			6.8	611.3	1.1
Redeemable Noncontrolling Interest Accretion			(5.0)				(5.0)	5.0
Other Comprehensive Income (Loss)					(53.9)	—	(53.9)

Balance as of December 31, 2012	$2.1	$(676.6)	$1,124.8	$(244.6)	$(187.0)	$10.3	$29.0	$36.3
Stock-based Compensation Awards (includes excess tax benefits of $9.5)		56.6		(18.9)			37.7
Treasury Stock Acquired				(88.4)			(88.4)
Distributions to Noncontrolling Interests						(8.3)	(8.3)	(1.2)
Cash Dividends Declared			(275.7)				(275.7)
Net Earnings			649.5			4.6	654.1	0.8
Redeemable Noncontrolling Interest Accretion			(28.2)				(28.2)	28.2
Other Comprehensive Income (Loss)					(16.5)	2.1	(14.4)	(14.4)
Other		(5.3)					(5.3)
Balance as of December 31, 2013	$2.1	$(625.3)	$1,470.4	$(351.9)	$(203.5)	$8.7	$300.5	$49.7

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$654.9	$612.4	$519.0
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	83.1	76.9	75.3
Stock-Based Compensation Expense	32.6	32.2	39.9
Deferred Income Tax	7.0	17.1	(33.3)
Gain on Sale of Intangible Assets	—	(6.5)	—
Exchange Loss from Devaluation	2.2	—	—
Pension and Other Post Retirement Benefits Expense	43.1	27.9	19.1
Other	2.8	1.8	2.3
Change in Assets and Liabilities:
Receivables	(37.7)	(8.5)	(7.9)
Inventories	(108.2)	109.8	(183.3)
Accounts Payable	56.0	(30.9)	114.7
Accrued Expenses, Rebates and Returns	14.8	(6.3)	50.0
Income Taxes Payable	27.0	(62.2)	53.2
Other Assets and Liabilities	48.4	(42.7)	(6.5)
Pension and Other Post Retirement Benefits Contributions	(19.4)	(28.3)	(9.7)
Net Cash Provided by Operating Activities	806.6	692.7	632.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(240.4)	(124.4)	(109.5)
Proceeds from Sale of Property, Plant and Equipment	2.6	1.5	1.6
Proceeds from Sale of Intangible Assets	—	6.5	—
Investment in Other Companies	(2.7)	(6.3)	(4.7)
Payment for Acquisition	—	(106.1)	—
Net Cash Used in Investing Activities	(240.5)	(228.8)	(112.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	6.9	391.2	72.0
Repayments of Short-term Borrowings	(165.4)	(230.2)	(73.2)
Repayments of Notes Payable	(27.6)	(52.6)	—
Payments of Dividends	(267.7)	(236.7)	(205.7)
Stock-Based Compensation Related Proceeds and Excess Tax Benefits	23.6	23.3	4.5
Purchases of Treasury Stock	(106.0)	(154.9)	(87.7)
Proceeds from Termination of Interest Rate Swaps	—	—	23.5
Distributions to Noncontrolling Interests	(9.5)	(7.6)	(8.6)
Net Cash Used in Financing Activities	(545.7)	(267.5)	(275.2)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(11.7)	5.4	(0.3)
NET INCREASE IN CASH AND CASH EQUIVALENTS	8.7	201.8	244.7
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,042.1	840.3	595.6
End of Period	$1,050.8	$1,042.1	$840.3

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012 AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

1. ORGANIZATION
        Mead Johnson Nutrition Company (“MJN” or the “Company”) manufactures, distributes and sells infant formula, children’s nutrition and other nutritional products. MJN has a broad product portfolio, which extends across routine and specialty infant formulas, children’s milks and milk modifiers, dietary supplements for pregnant and breastfeeding mothers, pediatric vitamins, and products for pediatric metabolic disorders. These products are generally sold to wholesalers, retailers and distributors and are promoted to healthcare professionals, and, where permitted by regulation and policy, directly to consumers.
2. ACCOUNTING POLICIES
        Basis of Presentation—The financial statements present the results of operations, financial position, and cash flows of MJN and its majority-owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated. The Company prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements consider subsequent events through the date of filing with the Securities and Exchange Commission.
In the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, operating cash flow amounts reflected as pension and other postretirement benefit expense have been reclassified to conform to the presentation for the year ended December 31, 2013. These amounts were previously classified as a component of the change in other assets and liabilities.
        Use of Estimates—The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in revenue recognition, including sales rebate and return accruals, impairment testing of goodwill and other indefinite-lived intangible assets, income tax assets and liabilities, income tax expense, and legal liabilities, as well as the accounting for stock-based compensation and retirement and post retirement benefits, including the actuarial assumptions. Actual results may or may not differ from estimated results.
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
        Revenue Recognition—MJN recognizes revenue when substantially all the risks and rewards of ownership have transferred to the customer. Revenue is recognized on the date MJN’s products are received by the purchaser. Revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience and business trends. Additionally, provisions are made at the time of revenue recognition for discounts, Women, Infants and Children (“WIC”) rebates and estimated sales allowances based on historical experience, updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue. The Company offers sales incentives to customers and consumers through various programs consisting primarily of customer pricing allowances, merchandising funds and consumer coupons. Provisions are made at the time of revenue recognition for these items based on historical experience, updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.
        WIC rebate accruals were $199.7 million and $206.5 million at December 31, 2013 and 2012, respectively, and are included in accrued rebates and returns on the Company’s balance sheet. MJN participates on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, MJN reimburses these entities for the difference between wholesaler list price and the contract price on eligible products. The Company accounts for WIC rebates by establishing an accrual in an amount equal to the Company’s estimate of WIC rebate claims attributable to a sale. MJN determines its estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. The Company considers levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjusts the accrual periodically throughout the year to reflect actual expense. Rebates under the WIC program reduced revenues by $702.3 million, $730.0 million, and $700.7 million in the years ended December 31, 2013, 2012, and 2011, respectively.
        Sales return accruals were $44.8 million and $46.4 million at December 31, 2013 and 2012, respectively, and are included in accrued rebates and returns on the Company’s balance sheet. The Company accounts for sales returns by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines its estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also considers other factors that could impact sales returns such as discontinuations and new product introductions. Returns reduced sales by $81.0 million, $82.5 million, and $81.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
        Income Taxes—The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable earnings in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when changes are enacted. The ultimate liability incurred by the Company may differ from the provision estimates based on a number of factors, including interpretations of tax laws and the resolution of examinations by the taxing authorities.
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
        Cash and Cash Equivalents—Cash and cash equivalents consist of bank deposits, time deposits and money market funds. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies, which are subject to currency rate risk. Cash equivalents are primarily highly liquid investments with original maturities of 3 months or less at the time of purchase and are recorded at cost, which approximates fair value. Money market funds, which totaled $447.8 million and $520.7 million at December 31, 2013 and 2012, respectively, are classified as Level 2 in the fair value hierarchy.
        Inventory Valuation—Inventories are valued at the lower of cost or market. The Company determines cost on the basis of the average cost or first-in, first-out methods.
        Property, Plant and Equipment—Expenditures for additions and improvements, including capitalized interest, are recorded at cost. Depreciation is computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are up to 50 years for buildings and 3 to 40 years for machinery, equipment, and fixtures. Maintenance and repair costs are expensed as incurred.
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
        Goodwill and Other Intangible Assets—During the third quarter of 2013 the Company changed its annual impairment testing date from January 1 to July 1, which did not result in any delay, acceleration or avoidance of an impairment charge. The Company believes that moving the goodwill impairment testing date to the third quarter is preferable because it better aligns with MJN’s annual and long-term planning timeline, which is a significant element in the testing process. The Company completed impairment testing in both the first and third quarters of 2013 and concluded that no impairment of goodwill exists (see Note 14).
        The Company’s policy is to test Goodwill for impairment on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. The Company compares the carrying value of a reporting unit, including goodwill, to the fair value of the unit. If the carrying amount of a reporting unit exceeds its fair value, the Company revalues all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. The Company’s estimates of fair value are primarily determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from the Company’s annual long-range planning process. The Company also makes estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. The Company completed its most recent goodwill impairment assessment during the third quarter and monitored for any potential impairment during the remainder of 2013. No impairment of goodwill was required in 2013, 2012 or 2011.

        The Company evaluates the useful lives of its other intangible assets to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets. Intangible assets that are deemed to have definite lives are amortized on a straight-line basis, over their useful lives.

        The Company’s indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Estimates of the fair value of indefinite-lived intangible assets is based on a discounted cash flow model using inputs which included projected revenues from the Company’s annual long-range plan, assumed royalty rates that could be payable if MJN did not own the brands, and a discount rate. The Company completed its most recent indefinite-lived intangible asset impairment assessment during the third quarter and monitored for any potential impairment during the remainder of 2013, determining that no impairment was required.
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
        Derivatives—Derivatives are used by the Company principally in the management of its foreign currency, interest rate and commodity pricing exposures. The Company records all derivatives on the balance sheet at fair value. The Company does not hold or issue derivatives for speculative purposes.
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
        If derivatives are designated as a cash flow hedge, the effective portion of changes in the fair value is temporarily reported in accumulated other comprehensive loss and is recognized in earnings when the hedged item affects earnings or is deemed ineffective; cash flows are classified consistent with the underlying hedged item. The Company assesses hedge effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective.
        If derivatives are designated as a fair value hedge, both the changes in the fair value of the derivatives and of the hedged item attributable to the hedged risk are recognized in the consolidated statements of earnings; cash flows are classified consistent with the underlying hedged item.
        Pension and Other Post Retirement Benefits—The funded status of the Company’s defined pension and post retirement benefit plans is measured as the difference between the fair value of the plan assets and the benefit obligation. For the defined benefit plans, the benefit obligation is the projected benefit obligation; for any other defined benefit post retirement plans, the benefit obligation is the accumulated post retirement benefit obligation. The net over- or under-funded status is recognized as an asset or a liability on the balance sheet. Any unrecognized actuarial gain or loss, or service cost or benefit is reported as a component of accumulated other comprehensive loss.
        Shipping and Handling Costs—The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs, including warehousing expenses, were $119.1 million, $115.6 million, and $104.3 million in the years ended December 31, 2013, 2012, and 2011, respectively, and are included in selling, general and administrative expenses.
        Advertising Costs—Advertising costs are expensed as incurred and were $226.7 million, $180.3 million, and $180.6 million in the years ended December 31, 2013, 2012, and 2011, respectively.
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

        Recently Issued Accounting Standards—In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), clarifying the applicable guidance for the release of the cumulative translation adjustment. ASU 2013-05 is effective for the Company in the period beginning January 1, 2014. The Company does not expect the adoption of this update to have a material impact on the consolidated financial statements.

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective for the Company in the period beginning January 1, 2014 and the Company does not anticipate that the adoption of this standard to have a material impact on its consolidated financial statements.

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
        The following table presents the calculation of basic and diluted earnings per share:

	Years Ended December 31,
(In millions, except per share data)	2013	2012	2011
Basic earnings per share:
Weighted-average shares outstanding	202.4	203.6	204.3
Net earnings attributable to shareholders	$649.5	$604.5	$508.5
Dividends and undistributed earnings attributable to unvested shares	(1.2)	(1.4)	(1.4)
Net earnings attributable to shareholders used for basic earnings per share calculation	$648.3	$603.1	$507.1
Net earnings attributable to shareholders per share	$3.20	$2.96	$2.48
Diluted earnings per share:
Weighted-average shares outstanding	202.4	203.6	204.3
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.7	0.7	0.7
Weighted-average shares — diluted	203.1	204.3	205.0
Net earnings attributable to shareholders	$649.5	$604.5	$508.5
Dividends and undistributed earnings attributable to unvested shares	(1.2)	(1.4)	(1.4)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$648.3	$603.1	$507.1
Net earnings attributable to shareholders per share	$3.19	$2.95	$2.47

        Potential shares outstanding from all stock-based awards were 2.8 million, 2.7 million and 2.9 million as of December 31, 2013, 2012 and 2011, respectively, of which 2.1 million, 2.0 million and 2.2 million were not included in the diluted earnings per share calculation for the years ended December 31, 2013, 2012 and 2011, respectively.

4. INCOME TAXES
       The components of earnings before income taxes were:

	Years Ended December 31,
(In millions)	2013	2012	2011
U.S.	$90.2	$131.8	$153.7
Non-U.S.	783.8	673.2	568.2
Total	$874.0	$805.0	$721.9
        The above amounts are categorized based on the applicable taxing authorities.
        The provision (benefit) for income taxes consisted of:

	Years Ended December 31,
(In millions)	2013	2012	2011
Current:
U.S. federal	$79.1	$37.1	$81.3
U.S. states	2.4	(1.3)	10.7
Non-U.S.	130.6	139.7	144.2
Total current income tax expense	212.1	175.5	236.2

Deferred:
U.S. federal	(23.5)	15.8	(5.2)
U.S. states	0.3	(3.3)	(4.4)
Non-U.S.	30.2	4.6	(23.7)
Total deferred income tax expense	7.0	17.1	(33.3)

Total	$219.1	$192.6	$202.9
        Effective Tax Rate—MJN’s provision for income taxes in the years ended December 31, 2013, 2012 and 2011 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes as a result of the following:

(Dollars in millions)	2013		2012		2011
U.S. statutory rate	$305.9	35.0%	$281.7	35.0%	$252.6	35.0%
State and local taxes	1.3	0.2	0.8	0.1	3.7	0.5
Foreign income taxed at different rates	(25.6)	(2.9)	(67.7)	(8.4)	(42.1)	(5.8)
Repatriation of foreign income	9.4	1.1	21.6	2.7	21.8	3.0
Tax rulings and agreements	(121.9)	(13.9)	(46.4)	(5.8)	(51.9)	(7.2)
Reversal of deferred tax on prior years' unremitted foreign earnings due to a permanent reinvestment assertion	(8.2)	(0.9)	(8.7)	(1.1)	—	—
Administrative penalty related to China antitrust review	8.3	1.0	—	—	—	—
Unrecognized tax benefits and related interest/penalties	38.1	4.4	13.1	1.6	7.3	1.0
Other	11.8	1.1	(1.8)	(0.2)	11.5	1.6

Total provision / effective tax rate	$219.1	25.1%	$192.6	23.9%	$202.9	28.1%

        The Company negotiated a tax ruling effective from January 1, 2010, under which certain profits in the Netherlands are exempt from taxation through the year ending December 31, 2019. This ruling was superseded by a subsequent tax agreement effective July 26, 2012, whereby the Company and the Dutch tax authorities agreed to the appropriate remuneration attributable to Dutch manufacturing activities through the year ending December 31, 2019.

        In addition, the Company negotiated a tax ruling effective from January 1, 2013, under which certain profits in Singapore are eligible for favorable taxation through the year ending December 31, 2027.

        Deferred Taxes and Valuation Allowance—The components of current and noncurrent deferred income tax assets (liabilities) were:

	December 31,
(In millions)	2013	2012
Deferred tax assets:
Accrued expenses	$33.5	$28.0
Accrued rebates and returns	42.2	44.5
Pension, post retirement and post employment liabilities	58.1	65.3
Stock-based compensation	20.2	18.3
Obsolescence reserves and other inventory items	7.9	6.3
Net operating loss carryforwards	13.5	17.2
Other—net	6.7	23.2
Valuation allowance	(7.3)	(6.1)
Total deferred tax assets	174.8	196.7
Deferred tax liabilities:
Depreciation and amortization	(68.5)	(76.5)
Unremitted earnings and cumulative foreign currency translation adjustments	(9.7)	(26.1)
Total deferred tax liabilities	(78.2)	(102.6)
Deferred tax assets—net	$96.6	$94.1

Recognized as:
Net deferred income taxes—current	74.9	85.5
Net deferred income taxes—noncurrent	21.7	8.6
Total	$96.6	$94.1
        As of December 31, 2013, the Company had definite-lived and indefinite-lived gross foreign net operating loss (“NOL”) carryforwards of $49.0 million. Indefinite-lived NOL carryforwards totaled $22.3 million with the remainder being definite-lived. An immaterial amount of these definite-lived NOL carryforwards will begin to expire in 2014, with the remainder of the definite-lived NOL carryforwards to expire no later than 2031. The valuation allowance recorded for NOL carryforwards is $5.0 million as of December 31, 2013.

        As of December 31, 2013, the Company had various definite-lived U.S. state tax credit carryforwards of $6.9 million net of federal benefit. An immaterial amount of these state tax credit carryforwards will begin to expire in 2016, with the remainder of the state tax credit carryforwards to expire no later than 2023. The valuation allowance recorded for state tax credit carryforwards is $2.3 million, net of federal benefit as of December 31, 2013.
        Income taxes paid net of refunds were $159.3 million, $226.8 million, and $174.3 million in the years ended December 31, 2013, 2012, and 2011, respectively. The income taxes were paid to federal, state and foreign taxing authorities and BMS pursuant to the terms of the Amended and Restated Tax Matters Agreement.
        As of December 31, 2013, U.S. taxes have not been provided on approximately $1.4 billion of foreign earnings as these undistributed earnings have been permanently invested offshore. If, in the future, these earnings were to be repatriated to the U.S. additional tax provisions would be required. It is impracticable to determine a precise estimate of the additional provision required. However, the maximum potential estimated U.S. tax liability would be $494 million if these earnings were to be repatriated to the United States in such a manner that the entire amount of foreign earnings would be subject to the U.S. statutory tax rate with no U.S. tax relief for foreign taxes already paid.  However, the Company has no plans to repatriate these foreign earnings.
        The Company’s tax returns are routinely audited by federal, state and foreign tax authorities and these tax audits are at various stages of completion at any given time. The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax filings through December 31, 2007. At December 31, 2013, the Company’s 2011 income tax return was under IRS examination. At December 31, 2013, tax years remaining open to examination outside the U.S. include 2003 and forward.

        A reconciliation of the Company’s changes in gross uncertain tax positions is as follows:

	Years Ended December 31,
(In millions)	2013	2012	2011
Balance at January 1:	$64.7	$29.7	$13.6
Increases based on current year tax positions	23.8	17.8	14.6
Decreases based on current year tax positions	—	—	—
Increases based on prior year tax positions	18.9	21.4	1.7
Decreases based on prior year tax positions	—	—	(0.3)
Settlements	—	—	(0.1)
Lapse of statute of limitations	(3.8)	(5.2)	—
Cumulative translation adjustment	(1.0)	1.0	0.2
Balance at December 31:	$102.6	$64.7	$29.7
        Uncertain tax positions have been recorded as part of other liabilities with a reversal of up to $10 million reasonably possible in the next 12 months due to the expiration of statutes of limitations. The amounts of uncertain tax positions that, if recognized, would impact the effective tax rate were $48.6 million, $18.9 million, and $10.9 million as of December 31, 2013, 2012 and 2011, respectively. The Company believes that it has provided adequately for all uncertain tax positions. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.
        Interest and penalties related to uncertain tax positions were $14.8 million and $11.2 million, as of December 31, 2013, and 2012, respectively, and are included as a component of other liabilities. The Company classifies interest and penalties related to uncertain tax positions as a component of provision for income taxes. The amount of interest and penalties included as a component of provision for income taxes was $3.0 million, $5.0 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
        On December 18, 2009, the Company and Bristol-Myers Squibb Company (“BMS”) entered into an Amended and Restated Tax Matters Agreement in anticipation of the separation from BMS. Under the Amended and Restated Tax Matters Agreement, BMS agreed to indemnify the Company for (i) any tax attributable to a MJN legal entity for any taxable period ending on or before December 31, 2008, (ii) any tax arising solely as a result of MJN’s 2009 initial public offering (“IPO”) and the restructuring preceding the IPO, and (iii) any transaction tax associated with the separation transaction. The Company agreed to indemnify BMS for (i) any tax payable with respect to any separate return that the Company is required to file or cause to be filed, (ii) any tax incurred as a result of any gain which may be recognized by a member of the BMS affiliated group with respect to a transfer of certain foreign affiliates by the Company in preparation for the IPO, and (iii) any tax arising from the failure or breach of any representation or covenant made by the Company which failure or breach results in the intended tax consequences of the separation transaction not being achieved. Additionally, under the Amended and Restated Tax Matters Agreement, the Company continues to maintain responsibility for any tax positions which may exist for any taxable period ending after December 31, 2008.

5. SEGMENT INFORMATION
        MJN operates in four geographic operating segments: Asia, Europe, Latin America and North America. In the fourth quarter of 2013, the Company revised its reportable segments. Previously the Company presented two reportable segments: Asia/Latin America and North America/Europe. In the fourth quarter of 2013, the Company expanded the number of reportable segments to three as it separated the Asia/Latin America segment into two reportable segments: Asia and Latin America. The North America/Europe reportable segment remains unchanged. This change in segment reporting presentation does not change any consolidated totals. The Company made this segment reporting change because it believes that the new presentation will provide investors with greater insight into the Company's consolidated results and operating performance. Prior year comparative information has been revised to conform to the current reportable segment presentation.
        Corporate and Other consists of unallocated general and administrative expenses; global business support activities, including research and development, marketing and supply chain costs; and income or expenses incurred within the operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results. The Company’s products are sold principally to wholesalers, retailers and distributors. One customer in the North America/Europe and Latin America segments accounted for 10%, 11% and 12% of the Company’s gross sales for each year ended December 31, 2013, 2012, and 2011; a second customer in the Asia segment accounted for 16%, 15%, and 14% of the Company’s gross sales for the years ended December 31, 2013, 2012, and 2011, respectively.

        The Company's segment, product and geographic results consisted of:

(In millions)	Net Sales	Earnings Before Interest and Income Taxes	Year-End Assets	Payments for Capital Expenditures	Depreciation and Amortization
Year ended December 31, 2013
Asia	$2,179.3	$795.8	$1,390.7	$168.1	$19.4
Latin America	861.4	207.2	716.9	33.3	10.5
North America/Europe	1,160.0	248.5	798.5	31.6	29.1
Total operating segments	4,200.7	1,251.5	2,906.1	233.0	59.0
Corporate and Other	—	(326.9)	568.0	7.4	24.1
Total	$4,200.7	$924.6	$3,474.1	$240.4	$83.1

Year ended December 31, 2012
Asia	$1,967.0	$725.3	$1,097.3	$87.4	$16.9
Latin America	752.5	176.0	712.8	10.7	8.9
North America/Europe	1,181.8	246.1	740.5	22.3	27.4
Total operating segments	3,901.3	1,147.4	2,550.6	120.4	53.2
Corporate and Other	—	(277.4)	707.6	4.0	23.7
Total	$3,901.3	$870.0	$3,258.2	$124.4	$76.9

Year ended December 31, 2011
Asia	$1,827.8	$672.5	$1,008.6	$34.0	$17.2
Latin America	619.4	139.1	467.4	12.0	7.6
North America/Europe	1,229.8	308.4	764.0	33.4	30.7
Total operating segments	3,677.0	1,120.0	2,240.0	79.4	55.5
Corporate and Other	—	(345.9)	526.8	30.1	19.8
Total	$3,677.0	$774.1	$2,766.8	$109.5	$75.3

Net Sales (in millions)	Infant Formula	Children’s Nutrition	Other	Total
Year ended December 31, 2013	$2,459.7	$1,653.3	$87.7	$4,200.7
Year ended December 31, 2012	$2,295.5	$1,487.0	$118.8	$3,901.3
Year ended December 31, 2011	$2,188.7	$1,394.4	$93.9	$3,677.0

Geographic (in millions)	United States	China/ Hong Kong	Mexico	Singapore	Other	Total
Year ended December 31, 2013
Net Sales	$948.2	$1,315.8	$328.2	28.0	$1,580.5	$4,200.7
Long-Lived Assets	446.6	64.7	134.8	245.9	427.0	1,319.0
Year ended December 31, 2012
Net Sales	$990.1	$1,160.1	$317.2	22.5	$1,411.4	$3,901.3
Long-Lived Assets	456.0	65.1	180.1	104.9	437.1	1,243.2
Year ended December 31, 2011
Net Sales	$1,019.7	$1,083.5	$321.0	20.8	$1,232.0	$3,677.0
Long-Lived Assets	457.3	60.7	171.6	1.3	169.7	860.6

6. EMPLOYEE STOCK BENEFIT PLANS
        MJN 2009 Stock Award and Incentive Plan—The MJN 2009 Amended and Restated Stock Award and Incentive Plan (“Award and Incentive Plan”) provides for the grant of stock options, performance share awards, restricted stock units and other stock-based awards. Executive officers and other key employees of MJN, and non-employee directors and others who provide substantial services to MJN, are eligible to be granted awards under the Award and Incentive Plan. Twenty-five million shares of stock were approved and registered with the Securities and Exchange Commission (the “SEC”) for grants to participants under the Award and Incentive Plan. Shares used for awards assumed in an acquisition or combination will not count against the shares reserved under the Award and Incentive Plan. The shares reserved may be used for any type of award under the Award and Incentive Plan. Stock-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on the historical experience of participants in the Award and Incentive Plan since its inception in February of 2009.
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
        MJN Stock Options—The fair value of stock options granted in 2013, 2012, and 2011 was estimated on the date of grant using the Black-Scholes option pricing model. No stock options with market conditions were granted in 2013, 2012 or 2011. The following assumptions were used in the valuations:

	2013	2012	2011
	Black-Scholes Model	Black-Scholes Model	Black-Scholes Model
Expected volatility	27.0%	26.9%	26.7%
Risk-free interest rate	0.9%	1.2%	2.6%
Dividend yield	1.9%	1.6%	1.7%
Expected life	5.3 years	6.0 years	6.0 years

        The 2013 and 2012 expected volatility assumption required in the Black-Scholes model was calculated based principally on the Company’s historical volatility, and to a lesser extent, on implied volatility from publicly-traded options on the Company’s stock. As MJN has not yet accumulated six years of historical stock trading data, the full history of MJN over the period of February 2009 through December 2013 is used to calculate the expected volatility assumption required in the Black-Scholes model. The 2011 expected volatility assumption required in the Black-Scholes model was calculated based on an equal weighting between the Company’s historical volatility and implied volatility from publicly-traded options on the Company’s stock.
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
        Stock option activities were as follows:

	Shares (in thousands)	Weighted Average Exercise Price of Shares	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance—January 1, 2011	1,404	$34.36	8.6	$48.2
Granted	558	59.18
Exercised	(140)	31.65		$5.2
Forfeited or expired	(33)	45.03
Balance—December 31, 2011	1,789	42.12	8.1	$47.6
Granted	491	78.12
Exercised	(325)	35.60		$11.6
Forfeited or expired	(53)	57.50
Balance—December 31, 2012	1,902	52.11	7.7	$99.2
Granted	485	74.76
Exercised	(377)	36.06		$17.6
Forfeited or expired	(51)	73.57
Balance—December 31, 2013	1,959	60.12	7.4	$46.3
Vested—December 31, 2013	1,119	50.24	6.5	$37.5
Vested and expected to vest—December 31, 2013	1,940	59.98	7.4	$46.1

        The weighted-average grant date fair value of stock options granted is $15.08, $17.55 and $14.73 for 2013, 2012 and 2011 respectively.
        Cash proceeds received from options exercised during the years ended December 31, 2013, 2012 and 2011 were $13.6 million, $11.6 million and $4.5 million, respectively. The tax benefit realized from stock options exercised was $5.9 million in 2013, $4.8 million in 2012 and $1.8 million in 2011.
        At December 31, 2013, total unrecognized compensation cost related to stock options of $7.4 million is expected to be recognized over a weighted average period of 1.8 years.
        MJN Performance Share Awards—The fair value of performance share awards is based on the closing trading price of MJN’s stock on the date of the grant, discounted using the risk-free interest rate as the awards do not participate in dividends. Information related to performance share awards activity is summarized as follows:

Grant Date	Performance Cycle Measurement Date	Shares Granted and Earned (in thousands)	Weighted- Average Grant- Date Fair Value	Performance Shares Outstanding at December 31, 2013
February 27, 2013	Annually on 12/31	203	$72.30	143
March 2, 2012	Annually on 12/31	418	$67.22	197
March 2, 2011	Annually on 12/31	275	$57.03	79

        Shares granted and earned in the table above assumes 100% plan performance adjusted for the actual plan achievement level for completed performance periods. At December 31, 2013, total unrecognized compensation cost related to the performance share awards granted of $6.5 million is expected to be recognized over a weighted average period of 1.5 years.
        MJN Restricted Stock Units—The fair value of restricted stock units is determined based on the closing trading price of MJN’s common stock on the grant date. A summary of restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock units—January 1, 2011	588	$35.15
Granted	134	59.40
Vested	(170)	44.44
Forfeited	(19)	40.39
Nonvested restricted stock units—December 31, 2011	533	38.09
Granted	146	76.98
Vested	(146)	32.28
Forfeited	(19)	47.57
Nonvested restricted stock units—December 31, 2012	514	50.24
Granted	133	74.85
Vested	(189)	39.14
Forfeited	(35)	62.68
Nonvested restricted stock units—December 31, 2013	423	61.59
        At December 31, 2013, total unrecognized compensation cost related to nonvested restricted stock units was $12.8 million and is expected to be recognized over a weighted average period of 2.5 years.
        Stock-Based Compensation Expense—The following table summarizes stock-based compensation expense related to MJN stock options, MJN performance share awards and MJN restricted stock units for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
(In millions)	2013	2012	2011
Stock options	$6.5	$7.5	$5.9
Performance share awards	16.1	16.1	22.8
Restricted stock units	10.0	8.6	11.2
Total pre-tax stock-based compensation expense	$32.6	$32.2	$39.9
Net tax benefit related to stock-based compensation expense	$(11.4)	$(9.8)	$(14.1)

        Stock-based compensation expense was recognized in the consolidated statements of earnings as follows:

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Cost of products sold	$3.0	$3.0	$4.0
Selling, general and administrative	26.6	26.2	31.9
Research and development	3.0	3.0	4.0
Total stock-based compensation expense	$32.6	$32.2	$39.9

        There were no costs related to stock-based compensation that were capitalized.

7. EMPLOYEE BENEFITS
Pension and Other Post Retirement Benefits
        Pension—The principal pension plan is the Mead Johnson & Company Retirement Plan in the United States (U.S. Pension Plan) which represents approximately 75% of the Company’s total pension assets and obligations. The benefits of this plan are frozen as of February 9, 2014 and benefits are no longer accrued for service.
        Other post retirement benefits—The Company also provides comprehensive medical and group life benefits for substantially all U.S. and Canadian retirees who elect to participate in its comprehensive medical and group life plans. The retiree medical plan is contributory and participation is limited to those employees who participate in the U.S. Pension Plan. Contributions are adjusted periodically and vary by date of retirement. The retiree life insurance plan is non-contributory.
        Changes in benefit obligations, plan assets, funded status and amounts recognized in the balance sheet were as follows:

	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Beginning benefit obligations	$463.6	$402.7	$35.1	$30.2
Service cost—benefits earned during the year	5.2	3.9	1.1	1.0
Interest cost on projected benefit obligations	14.4	15.6	1.3	1.3
Actuarial assumptions (gains) losses	(25.7)	72.2	(3.8)	2.6
Settlements and curtailments	(50.4)	(30.9)	—	—
Benefits paid	(2.8)	(2.2)	(1.3)	(0.1)
Exchange rate changes	(0.3)	2.3	0.2	0.1
Benefit obligations at end of year	$404.0	$463.6	$32.6	$35.1

Beginning fair value of plan assets	$312.1	$280.7	$—	$—
Actual return on plan assets	(1.4)	32.8	—	—
Employer contributions	18.5	28.2	0.9	0.1
Settlements	(50.4)	(29.3)	—	—
Benefits paid	(2.8)	(2.2)	(1.3)	(0.1)
Exchange rate changes	0.1	1.9	0.4	—
Fair value of plan assets at end of year	$276.1	$312.1	$—	$—
Underfunded status at end of year	$(127.9)	$(151.5)	$(32.6)	$(35.1)

Amounts in the consolidated balance sheets include:
Other assets	$1.3	$2.2	$—	$—
Pension, post retirement and post employment liabilities	(129.2)	(153.7)	(32.6)	(35.1)
Balance in the consolidated balance sheet at end of year	$(127.9)	$(151.5)	$(32.6)	$(35.1)

Amounts in accumulated other comprehensive loss include:
Net actuarial loss	$197.7	$242.6	$11.8	$17.3
Prior service (benefit)	1.2	—	(0.3)	(0.5)
Transition obligation	0.1	0.2	—	—
Balance in accumulated other comprehensive loss at end of year	$199.0	$242.8	$11.5	$16.8

Accumulated benefit obligation	$375.7	$428.0	$32.6	$35.1

        The Company’s defined benefit pension and post retirement benefit plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Years Ended December 31,
(In millions)	2013	2012
Projected benefit obligation	$366.3	$449.3
Accumulated benefit obligation	356.1	430.2
Fair value of plan assets	210.8	263.1

        The net periodic benefit cost of the Company’s defined benefit pension and post retirement benefit plans includes:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(In millions)	2013	2012	2011	2013	2012	2011
Service cost — benefits earned during the period	$5.2	$3.9	$3.5	$1.1	$1.0	$0.9
Interest cost on projected benefit obligations	14.4	15.6	17.0	1.3	1.3	1.3
Expected return on plan assets	(16.4)	(16.2)	(18.2)	—	—	—
Amortization of net actuarial loss	6.6	5.3	3.3	1.7	1.9	1.7
Amortization of prior service (benefit)	—	—	—	(0.2)	(0.2)	(0.2)
Amortization of transition cost	0.1	0.1	0.1	—	—	—

Sub-total	$9.9	$8.7	$5.7	$3.9	$4.0	$3.7
Settlements and curtailments	29.3	15.2	9.7	—	—	—
Total net periodic benefit cost	$39.2	$23.9	$15.4	$3.9	$4.0	$3.7

        The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 are:

(In millions)	Pension Benefits	Other Benefits
Amortization of net actuarial loss	$5.2	$1.1
Amortization of prior service (benefit)	0.1	(0.1)
Amortization of transition cost	0.1	—
	$5.4	$1.0
Actuarial assumptions
        Weighted-average assumptions used to determine benefit obligations are established as of the balance sheet date and were as follows:

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2013	2012	2013	2012
Discount rate	4.08%	3.21%	4.98%	3.75%
Rate of compensation increase	3.22%	3.58%	3.08%	3.48%

        The discount rate was determined based on the yield to maturity of high-quality corporate bonds and considering the duration of the pension plan obligations. The Citigroup Pension Discount Curve is used in developing the discount rate for the U.S. Pension Plan.
        Weighted-average assumptions used to determine net periodic benefit cost are established at the beginning of the plan year and were as follows:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Discount rate	3.26%	4.03%	5.59%	3.75%	4.29%	5.28%
Expected long term return on plan assets	5.22%	5.65%	6.91%	—%	—%	—%
Rate of compensation increase	3.59%	4.00%	4.02%	3.48%	3.94%	3.94%

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
        For the U.S. Pension Plan, the expected long-term return on plan assets assumption to be used to determine net periodic benefit cost for the year ending December 31, 2014 is 7.00%. The expected long-term return on plan assets was determined based on the Company’s target asset allocation, expected rate of return by each asset class, and estimated future inflation. The Company anticipates moving towards an asset mix that is more heavily focused on equity securities in 2014.
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
        Assumed health care cost trend rates were as follows:

	December 31,
	2013	2012	2011
Health care cost trend rate assumed for next year	6.9%	7.8%	7.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.9%	4.9%	5.0%
Year that the rate reaches the ultimate trend rate	2023	2023	2017

        Assumed health care cost trend rates affect the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Increase/(decrease) in post retirement benefit obligation	0.2	0.3

Plan assets
        The Company’s investment strategy for the U.S. Pension Plan assets consists of a mix of equities and fixed income in order to achieve returns over a market cycle which reduces contribution and expense at an acceptable level of risk. The target asset allocation as of December 31, 2013 was 40% public equity and 60% fixed income. Cash flow (i.e., cash contributions, benefit payments) was used to rebalance back to the targets as necessary. Investments are well diversified within each of the two major asset categories. All of the U.S. equity investments are actively managed. Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative.
        The fair values of the Company’s pension plan assets by asset category were as follows:

	December 31, 2013			December 31, 2012
(In millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$13.0	$13.0	$—	$11.4	$11.4	$—
Equity securities:
U.S. large-cap	16.3	—	16.3	13.6	—	13.6
U.S. mid-cap growth	3.1	—	3.1	2.8	—	2.8
U.S. small-cap growth	0.1	—	0.1	1.5	—	1.5
Emerging markets	2.8	—	2.8	3.1	—	3.1
Real estate investment trusts	5.6	—	5.6	13.4	—	13.4
International large-cap value	37.0	8.5	28.5	28.3	—	28.3
Hedge fund	17.4	—	17.4	15.7	—	15.7
Fixed income securities:
Government bonds	72.8	—	72.8	83.5	—	83.5
Corporate bonds	101.7	—	101.7	138.8	—	138.8
Emerging markets	6.3	—	6.3	—	—	—
Total	$276.1	$21.5	$254.6	$312.1	$11.4	$300.7

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
Contributions
        In 2014, the funding policy for the pension plans is to contribute amounts to provide for current service and to fund past service liability. MJN contributed $18.5 million, $28.2 million and $9.5 million to the pension plans in 2013, 2012 and 2011, respectively. The Company is not required to make any contributions to its pension plans in 2014 and does not foresee making a discretionary contribution. There will be no cash funding for other post retirement benefits in 2014, except funding to cover benefit payments.
Estimated Future Benefit Payments
        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension Benefits	Other Benefits
2014	$29.3	$0.8
2015	29.5	1.0
2016	29.5	1.1
2017	30.8	1.1
2018	29.7	1.3
Years 2019 - 2023	147.8	6.5

Defined Contribution Benefits
        Employees who meet certain eligibility requirements may participate in various defined contribution plans. Total cost recognized for all defined contribution benefit plans were $19.9 million, $21.3 million and $19.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

8. REDEEMABLE NONCONTROLLING INTEREST

        On March 15, 2012, the Company acquired 80% of the outstanding capital stock of Nutricion para el Conosur S.A. which manufactures, distributes and sells infant formula and children’s nutrition products in Argentina under the SanCor Bebé and Bebé Plus brands (the “Argentine Acquisition”). Under the terms of an agreement related to the Argentine Acquisition, the noncontrolling interest owner has the right to require MJN to purchase (the “Put Right”) its remaining 20% interest or to sell (the “Call Right”) up to an additional 20% of the outstanding capital stock of Nutricion para el Conosur S.A. The Put Right is exercisable from September 15, 2015 to September 15, 2018 and the decision to exercise is not within the control of MJN. The price paid upon exercise will be determined based on established multiples of sales and earnings of the acquired business and is currently estimated to equate to fair value at the earliest exercise date. As a result of the Put Right, the noncontrolling interest is presented as redeemable noncontrolling interest outside of equity on the balance sheet. Accretion to the redemption value of the Put Right is being recognized through equity using an interest method over the period from March 15, 2012 to September 15, 2015.
9. NONCONTROLLING INTERESTS
        Net earnings attributable to noncontrolling interests consists of approximately 20%, 11% and 10% interests held by third parties in operating entities in Argentina, China and Indonesia, respectively.

10. OTHER EXPENSES—NET
        The components of other expenses—net were:

	Years Ended December 31,
(In millions)	2013	2012	2011
Foreign exchange (gains)/losses—net	$9.3	$(3.1)	$(9.7)
Administrative penalty (China)	33.4	—	—
Severance and other costs	2.2	8.0	9.9
Pension settlements and curtailments	29.3	15.2	9.7
Gain on sale of non-core intangible assets	—	(6.5)	—
Legal settlements	7.0	—	—
Other—net	(3.4)	6.4	9.7
Other expenses—net	$77.8	$20.0	$19.6

11. RECEIVABLES
        The major categories of receivables were as follows:

	December 31,
(In millions)	2013	2012
Trade receivables	$335.7	$330.0
Miscellaneous receivables	55.2	42.2
Less allowances	(6.5)	(7.6)
Receivables—net	$384.4	$364.6

12. INVENTORIES
        The major categories of inventories were as follows:

(In millions)	December 31, 2013	December 31, 2012
Finished goods	$312.7	$264.6
Work in process	82.5	56.9
Raw and packaging materials	139.6	114.4
Inventories	$534.8	$435.9

13. LONG-LIVED ASSETS
Property, Plant, and Equipment
        The major categories of property, plant, and equipment were as follows:

(In millions)	December 31, 2013	December 31, 2012
Land	$12.6	$6.0
Buildings	550.8	506.0
Machinery, equipment, and fixtures	650.3	595.7
Construction in progress	260.9	150.4
Accumulated depreciation	(607.1)	(568.2)
Property, plant, and equipment—net	$867.5	$689.9

        Depreciation expense was $63.7 million, $55.8 million and $57.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is primarily included in costs of products sold. Interest capitalized during the year was $5.7 million, $0.6 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company’s liability for asset retirement obligations was $3.6 million and $3.3 million at December 31, 2013 and 2012.
Other Intangible Assets

        The gross carrying value and accumulated amortization by class of intangible assets were as follows:

	As of December 31, 2013			As of December 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets
Trademark(1) .	$34.5	$—	$34.5	$45.3	$—	$45.3
Non-compete agreement(1) .	6.8	—	6.8	8.9	—	8.9
Total	41.3	—	41.3	54.2	—	54.2
Amortizable intangible assets
Computer software	132.8	(79.3)	53.5	132.2	(60.2)	72.0
Distributor-customer relationship(2) 10 year life	3.3	(0.6)	2.7	4.4	(0.7)	3.7
Total	136.1	(79.9)	56.2	136.6	(60.9)	75.7
Total other intangible assets	$177.4	$(79.9)	$97.5	$190.8	$(60.9)	$129.9
(1) Changes in balances result from currency translation.
(2) Changes in balances result from currency translation and amortization.

        Amortization expense for other intangible assets was $19.4 million, $21.1 million and $18.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Expected amortization expense related to intangible assets is as follows:

(In millions) Years Ending December 31,
2014	$16.0
2015	15.0
2016	12.3
2017	9.4
2018	1.8
Later years	1.7
Non-Cash Activity

Additions to long-lived assets not yet paid were $89.5 million, $78.7 million and $32.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

14. GOODWILL

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

        For the year ended December 31, 2013, the change in the carrying amount of goodwill by reportable segment, was primarily driven by the cumulative impact due to a correction of the currency denomination of the goodwill related to two reporting units. The revision had the impact of decreasing the Company’s total value of goodwill and decreasing the total currency translation adjustment included in the accumulated other comprehensive loss section of shareholders’ equity and other comprehensive income.

        For the year ended December 31, 2013 and 2012, the change in the carrying amount of goodwill by reportable segment, including the cumulative impact of the revisions described above, was as follows:

(In millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2012	$—	$115.8	$1.7	$117.5
Acquisition	—	155.5	17.3	172.8
Translation adjustments	—	(17.7)	(2.0)	(19.7)
Balance as of December 31, 2012	—	253.6	17.0	270.6
Redenomination	—	(42.5)	2.0	(40.5)
Translation adjustments	—	(33.3)	—	(33.3)
Balance as of December 31, 2013	$—	$177.8	$19.0	$196.8

        A portion of the goodwill from the acquisition of Nutricion para el Conosur S.A. was attributed to the North America/Europe segment in consideration of expected benefits to be derived from the acquisition. As of December 31, 2013, the Company had no accumulated impairment loss.

15. DEBT

Short-Term Borrowings

Outstanding Borrowings

As of December 31, 2013, the Company’s short-term borrowings were $2.0 million and consisted of borrowings made by the Company’s subsidiary in Argentina. These short-term borrowings had a weighted-average interest rate of 22.00% as of December 31, 2013. The Company intends to repay these borrowings within 12 months and has the ability to do so.

As of December 31, 2012, the Company’s short-term borrowings totaled $161.0 million and were primarily from its 5-year revolving credit facility agreement (“Credit Facility”).

Five-Year Revolving Credit Facility Agreement

Borrowings from the Credit Facility are used for working capital and other general corporate purposes. The Credit Facility is unsecured, repayable at maturity in June 2016 and can be extended annually if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $500.0 million, which may be increased from time to time up to $750.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The Credit Facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.25 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these covenants as of December 31, 2013.

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

As of December 31, 2013, the Company did not have any borrowings outstanding from the Credit Facility. For the year ended December 31, 2013, borrowings from the Credit Facility had a weighted-average interest rate of 1.52%.

Note Payable

        On March 15, 2012, the Company acquired 80% of the outstanding capital stock of Nutricion para el Conosur S.A. See Note 8 for discussion of the acquisition. Of the ARS850.7 million purchase price, ARS377.6 million was financed through a note payable. The remaining balance of the note payable was paid on July 10, 2013.

Long-Term Debt

        The components of long-term debt were as follows:

(Dollars in millions)	December 31, 2013	December 31, 2012
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0
Subtotal	1,500.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for terminated interest rate swaps	16.7	26.0
Unamortized bond discount	(2.0)	(2.8)
Less amount due within one year	505.6	—
Long-term debt	$1,009.1	$1,523.2

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

       The Company’s long-term debt has a principal value of $1,500 million, of which $500 million is considered short-term as it matures on November 1, 2014. MJN plans to refinance a portion of these notes in 2014. The Company determined the fair value of its long-term debt based on current market yields in the secondary market, classified as Level 2. As of December 31, 2013 fair value of the Company's long-term debt was $1,611.1 million.

        The components of interest expense-net were as follows:

	Years Ended December 31,
(In millions)	2013	2012	2011
Interest expense	$59.2	$70.9	$60.2
Interest income	(8.6)	(5.9)	(8.0)
Interest expense-net	$50.6	$65.0	$52.2
Interest payments, net of amounts related to interest rate swaps	$72.0	$74.9	$61.4

See Note 16 for discussion on the Company’s derivatives.

16. DERIVATIVES
        The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. These financial instruments are classified as Level 2 of the fair value hierarchy at December 31, 2013 and 2012, and there were no transfers between levels in the fair value hierarchy during the periods then ended.
        The following table summarizes the fair value of the Company's outstanding derivatives, all of which are cash flow hedges:

		December 31,
(In millions)	Balance Sheet Location	2013	2012
Cash flow hedges:
Foreign exchange contracts	Other assets	$4.2	$—
Interest rate forward swaps	Other assets	19.9	—
Foreign exchange contracts	Accrued expenses	(0.5)	(5.1)
Net asset/(liability) of derivatives designated as hedging items		$23.6	$(5.1)

        The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at December 31, 2013 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company's portfolio, MJN does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.
Cash Flow Hedges
        As of December 31, 2013 and 2012 all of the Company’s cash flow hedges qualify as hedges of forecasted cash flows and the effective portion of changes in fair value are temporarily reported in accumulated other comprehensive income (loss). During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges are recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings.
        The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the years ended December 31, 2013, 2012, and 2011, the Company did not discontinue any cash flow hedges.
        Foreign Exchange Contracts
        The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated intercompany purchases anticipated in the next 1.5 years and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying intercompany purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold. For the years ended December 31, 2013, 2012 and 2011, ineffectiveness related to the Company’s foreign exchange hedges on earnings was insignificant.
        The table below summarizes the Company’s outstanding foreign exchange forward contracts at December 31, 2013. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

(Dollars in millions)	Weighted-average Forward Rate	Notional Amount	Fair Value Asset	Maturity
Foreign exchange contracts:
Cash flow hedges:
Mexican peso	13.07	84.0	0.7	2014
Malaysian ringgit	3.18	55.0	2.0	2014
Philippine peso	43.48	62.4	1.0	2014
Total foreign exchange contracts		$201.4	$3.7

        The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges for the years ended December 31, 2013 and 2012, were as follows:

(In millions)	2013	2012
Balance—January 1	$(4.1)	$4.3
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	4.8	(12.7)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	5.4	0.8
Change in deferred taxes	(2.9)	3.5
Balance—December 31	$3.2	$(4.1)

        At December 31, 2013, the portion of changes in cash flow hedges deferred into other comprehensive income that is expected to be reclassified into earnings within the next 12 months was $3.2 million.

        Interest Rate Forward Swaps
        During the fourth quarter of 2013 the Company entered into interest rate forward starting swaps with a combined notional value of $500.0 million. The forward starting rates of the swaps range from 3.79% to 3.94% and have an effective date of October 31, 2014. The forward starting swaps effectively mitigate the interest rate exposure associated with the Company’s planned refinancing of a portion of long-term debt in 2014, which is an anticipated transaction as a portion of MJN’s existing long-term debt will mature in 2014. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. As of December 31, 2013, all forward swaps were outstanding and had a fair value of $19.4 million, recognized in accumulated other comprehensive income. When the forward swaps are settled, which would be on or about the time of the issuance of long-term debt, any gain or loss on the settlement will be recorded to accumulated other comprehensive income (loss) and will be amortized over the life of the notes. There was an immaterial amount of ineffectiveness related to the forward swaps which was recognized as a benefit within other expenses-net.

        Commodity Hedge
        During the fourth quarter of 2013, the Company began utilizing commodity hedges to minimize the variability in cash flows due to fluctuations in market prices of the Company’s non-fat dry milk purchases. The maturities of the commodity contracts are scheduled to match the pricing terms of the Company’s existing bulk purchase agreements. When the underlying non-fat dry milk purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold.

        As of December 31, 2013, the Company had commodity contracts outstanding with a notional of 0.2 million pounds of forecasted non-fat dry milk purchases, representing a value of $0.3 million and an insignificant portion of the Company’s total forecasted volume. The effective portion of the hedge, which was recorded at fair value as a component of accumulated other comprehensive income, as well as the ineffective portion recognized within other income and expense were immaterial as of December 31, 2013 and for the period then ended.
Fair Value Hedges
        Interest Rate Swaps
        In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. The Company had no interest rate swaps outstanding at December 31, 2013.
        (Gain) loss on marked to market of fair value hedges during the years ended December 31, 2013, 2012, and 2011 was as follows:

	(Gain) Loss on Marked to Market Swaps			(Gain) Loss on Marked to Market of Hedged Items
(In millions)	2013	2012	2011	2013	2012	2011
Interest expense—net	$—	$—	$(4.2)	$—	$—	$4.2
        The impact on earnings from interest rate swaps that qualified as fair value hedges was as follows:

(In millions)	2013	2012	2011
Recognized in interest expense	$—	$—	$(6.3)
Amortization of basis adjustment for terminated interest rate swaps recognized in interest expense	(9.2)	(9.3)	(5.5)
Total	$(9.2)	$(9.3)	$(11.8)
        See Note 15 for discussion on the Company’s debt.

Other Financial Instruments

        The Company does not hedge the interest rate risk associated with money market funds, which totaled $447.8 million and $520.7 million as of December 31, 2013 and 2012, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet.  The money market funds have quoted market prices that are generally equivalent to par.

17. EQUITY
        Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2011	204.8	0.1	$3.2
Stock-based compensation	0.3	—	4.9
Treasury stock purchases	—	1.3	81.6
Balance as of December 31, 2011	205.1	1.4	$89.7

Stock-based compensation	0.9	0.2	15.2
Treasury stock purchases	—	1.9	139.7
Balance as of December 31, 2012	206.0	3.5	$244.6

Stock-based compensation	0.8	0.2	18.9
Treasury stock purchases	—	1.1	88.4
Balance as of December 31, 2013	206.8	4.8	$351.9

        The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.
        On March 16, 2010, MJN’s board of directors approved the repurchase of up to $300.0 million of the Company’s common stock. From the date of such authorization through December 31, 2013, 4.2 million shares were repurchased at an average cost per share of $71.21. As of December 31, 2013, the Company has completed all purchases remaining under this authorization.

        On September 10, 2013, MJN’s board of directors approved a new share repurchase authorization of up to an additional $500.0 million of the Company’s common stock. From the date of such authorization through December 31, 2013, 0.1 million shares were repurchased at an average cost of $84.06. As of December 31, 2013, the Company had $490.3 million available under this authorization.

        Changes in accumulated other comprehensive loss by component were as follows:

(In millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	Pension and Other Post-retirement Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2013	$(14.6)	$(4.1)	$(168.3)	$(187.0)	$(0.2)		$—

Deferred Gains/(Losses)	(79.4)	24.2	11.6	(43.6)	3.3	1	(14.4)	1
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	5.4	37.5	42.9	—		—
Tax Benefit/(Expense)	10.4	(10.1)	(16.1)	(15.8)	(1.2)		—

Balance as of December 31, 2013	$(83.6)	$15.4	$(135.3)	$(203.5)	$1.9		$(14.4)
1 Represents foreign currency translation adjustments.

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	December 31, 2013
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold	Selling, General and Administrative	Research and Development	Other Expenses/ (Income) - Net	Tax Benefit/(Expense)	Net
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$(5.4)				$1.6	$(3.8)

Pension and Other Postretirement Benefit Plans:
Actuarial Gains/(Losses)	(2.8)	(4.7)	(0.9)		2.9	(5.5)
Prior Service Benefits	0.1	0.1				0.2
Settlements				(29.3)	11.0	(18.3)
Total Reclassifications	$(8.1)	$(4.6)	$(0.9)	$(29.3)	$15.5	$(27.4)

Dividends declared per share were $1.36, $1.20 and $1.04 for the years ended December 31, 2013, 2012 and 2011, respectively.

18. LEASES
        Minimum rental commitments under all non-cancelable operating leases, primarily real estate leases for offices, manufacturing-related leases and vehicle leases, in effect at December 31, 2013, are:

(In millions) Years Ending December 31,
2014	$36.4
2015	29.5
2016	20.8
2017	15.5
2018	14.3
Later Years	22.3
Total Minimum Payments	$138.8

        Operating lease rental expenses were $39.7 million, $37.4 million and $35.5 million in the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013 and 2012, MJN had capital lease obligations outstanding in the amount of $2.9 million and $2.7 million, respectively.

19. CONTINGENCIES

        In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters.

      The Company was served with a lawsuit filed on October 16, 2012 in St. Clair County (Illinois) Circuit Court under the caption Shelby Schrack, et al. v. Mead Johnson Nutrition Company and Mead Johnson & Company, which lawsuit alleges that certain bacteria in powdered formula were responsible for the death of one infant and serious illness in two others and seeks unspecified monetary damages. These events were widely publicized in December 2011 and January 2012. The infants allegedly consumed formula from batches that were extensively tested by the Company, the Centers for Disease Control (“CDC”) and the U.S. FDA. These tests detected no bacteria in our infant formula. The CDC further noted that while these bacteria have sometimes been found in formula, they also exist in the environment and may potentially cause illness through person to person contact or through contamination of infant feedings at the point of use. The Company believes that the claims in this matter are without merit. Nevertheless, in November 2013, the Company and the plaintiffs agreed to settle the disputed claims asserted in this litigation, and on December 12, 2013, the Company obtained court approval of the proposed settlement and release of all such claims. The settlement did not materially affect the Company’s consolidated financial position, results of operations or cash flows.

        The Company records accruals for contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although the Company cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which the Company is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of December 31, 2013, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cash flows for the periods in which a loss is recognized.

        The Company incurred costs for an administrative penalty assessed by China's National Development and Reform Commission ("NDRC") in connection with the NDRC’s antitrust review of the infant formula industry’s resale pricing practices (the “China Antitrust Review”) and was resolved during the third quarter of 2013. In connection with the China Antitrust Review, the NDRC assessed an administrative penalty of $33.4 million against the Company, which penalty was paid during the third quarter and is non-deductible for tax purposes.

        Following an SEC request for documents relating to certain business activities of the Company’s local subsidiary in China, the Company is continuing an internal investigation of such business activities. The Company’s investigation is focused on certain expenditures that were made in connection with the promotion of the Company’s products or may have otherwise been made. Certain of such expenditures were made in violation of Company policies and may have been made in violation of applicable U.S. and/or local laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”).  The investigation is being conducted by outside legal counsel and overseen by a committee of independent members of the Company’s board of directors. The status and results of the investigation are being discussed with the SEC and other governmental authorities.  At this time, the Company is unable to predict the scope, timing or outcome of this ongoing matter or any regulatory or legal actions that may be commenced related to this matter.  If a violation of the FCPA or other laws is determined to have occurred, the Company could become subject to monetary penalties as well as civil and criminal sanctions.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Millions, Except Per Share Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2013:
Net sales	$1,037.9	$1,055.3	$1,046.8	$1,060.7	$4,200.7
Gross profit	$647.0	$670.9	$681.3	$668.7	$2,667.9
Net earnings	$174.5	$163.6	$160.0	$156.8	$654.9
Net earnings attributable to shareholders	$172.5	$162.2	$161.6	$153.2	$649.5
Basic earnings per share	$0.85	$0.80	$0.80	$0.76	$3.20
Diluted earnings per share	$0.85	$0.80	$0.79	$0.75	$3.19
2012:
Net sales	$986.6	$1,012.3	$921.3	$981.1	$3,901.3
Gross profit	$613.1	$640.0	$563.8	$599.1	$2,416.0
Net earnings	$169.8	$171.1	$139.2	$132.3	$612.4
Net earnings attributable to shareholders	$164.2	$165.8	$140.3	$134.2	$604.5
Basic earnings per share	$0.80	$0.81	$0.69	$0.66	$2.96
Diluted earnings per share	$0.80	$0.81	$0.69	$0.66	$2.95

SCHEDULE II
MEAD JOHNSON NUTRITION COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Provisions for bad debts	Bad debts written off	Other	Balance at end of period
(In millions)
Allowances for Doubtful Accounts
For the year ended December 31, 2013	$7.6	$0.6	$(0.2)	$(1.5)	$6.5
For the year ended December 31, 2012	6.3	1.5	(0.4)	0.2	7.6
For the year ended December 31, 2011	8.3	0.2	—	(2.2)	6.3

Description	Balance at beginning of period	Provision for valuation allowance	Release of valuation allowance/ other	Balance at end of period
(In millions)
Valuation Allowance on Deferred Tax Assets
For the year ended December 31, 2013	$6.1	$3.8	$(2.6)	$7.3
For the year ended December 31, 2012	7.0	1.1	(2.0)	6.1
For the year ended December 31, 2011	3.3	3.7	—	7.0

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2013, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and has issued its attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which appears below.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Mead Johnson Nutrition Company:

We have audited the internal control over financial reporting of Mead Johnson Nutrition Company and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 18, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 18, 2014

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION.
        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

       The information required by this Item 10 is set forth under the headings “Directors, Executive Officers and Corporate Governance – Board of Directors,” “Directors, Executive Officers and Corporate Governance – Code of Ethics,” “Directors, Executive Officers and Corporate Governance – Committees of the Board of Directors,” “Directors, Executive Officers and Corporate Governance – Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) and is incorporated herein by reference. The 2014 Proxy Statement will be filed with the SEC within 120 days after the end of our 2013 fiscal year.

Item 11.    EXECUTIVE COMPENSATION.
        The information required by this Item 11 is set forth under the headings “Directors, Executive Officers and Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation and Management Development Committee Report,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance – Compensation of Directors” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
       The information required by this Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
       The information required by this Item 13 is set forth under the headings “Review, Approval or Ratification of Transactions with Related Persons” and “Directors, Executive Officers and Corporate Governance – Board of Directors – Director Independence” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
       The information required by this Item is set forth under the headings “Audit Related Matters - Fees Paid to Independent Registered Public Accounting Firm” and “Audit Related Matters - Pre-approval of Audit and Permissible Non-Audit Services” in our 2014 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

       The financial statements and schedule filed as part of this Annual Report on Form 10-K are listed in the accompanying Index to Financial Statements in “Item 8. Financial Statements and Supplementary Data.” The exhibits filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately following the signature page to this report.

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY
Date:	February 18, 2014	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 18, 2014	By:	/s/ Peter Kasper Jakobsen
Peter Kasper Jakobsen
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date:	February 18, 2014	By:	/s/ Peter G. Leemputte
Peter G. Leemputte
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	February 18, 2014	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Corporate Controller
(Principal Accounting Officer)
Date:	February 18, 2014	By:	/s/ James M. Cornelius
James M. Cornelius
Chairman of the Board of Directors
Date:	February 18, 2014	By:	/s/ Steven M. Altschuler, M.D.
Steven M. Altschuler, M.D.
Director
Date:	February 18, 2014	By:	/s/ Howard B. Bernick
Howard B. Bernick
Director

Date:	February 18, 2014	By:	/s/ Kimberly A. Casiano
Kimberly A. Casiano
Director
Date:	February 18, 2014	By:	/s/ Anna C. Catalano
Anna C. Catalano
Director
Date:	February 18, 2014	By:	/s/ Celeste A. Clark, Ph.D.
Celeste A. Clark, Ph.D.
Director
Date:	February 18, 2014	By:	/s/ Stephen W. Golsby
Stephen W. Golsby
Director
Date:	February 18, 2014	By:	/s/ Peter G. Ratcliffe
Peter G. Ratcliffe
Director
Date:	February 18, 2014	By:	/s/ Elliott Sigal, M.D., Ph.D.
Elliott Sigal, M.D., Ph.D.
Director
Date:	February 18, 2014	By:	/s/ Robert S. Singer
Robert S. Singer
Director

EXHIBIT INDEX

Exhibit Number	Description

3	Articles of Incorporation and Bylaws
3.1	Second Amended and Restated Certificate of Incorporation of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 8, 2010)
3.2	Amended and Restated By-laws of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 30, 2012)

4	Instruments defining the rights of the security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-156298) filed on January 14, 2009)
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
10.9*
Mead Johnson Nutrition Company 2009 Senior Executive Performance Incentive Plan (As Amended and Restated Effective as of January 1, 2011) (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 21, 2013)

10.10*
Mead Johnson & Company Benefit Equalization Plan-Retirement Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.11*
Mead Johnson & Company Benefit Equalization Plan-Retirement Savings Plan (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.12*	Mead Johnson & Company Key International Pension Plan (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.13*	Mead Johnson & Company, LLC Senior Executive Severance Plan (as amended and restated effective as of January 1, 2011)
10.14*	Mead Johnson & Company, LLC Executive Change in Control Severance Plan (as amended and restated effective as of September 13, 2011)
10.15*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.16*	Form of Performance Shares Agreement (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.17*	Form of Director Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.18*	Form of Employee Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.19*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on December 23, 2009)
10.20*	Form of 2013 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)
10.21*	Form of 2013 Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)
10.22*
Form of 2013 Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)

10.23*	Form of 2013 Performance Share Award Agreement (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)

21	Subsidiaries of the Registrant
21.1	Subsidiaries of the Registrant

23	Consents of experts and counsel
23.1	Consent of Deloitte & Touche LLP

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer

32	Section 1350 Certifications
32.1	Certification of the Chief Executive Officer
32.2	Certification of the Chief Financial Officer

101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

*	Compensatory plan or arrangement.