Form 10-Q
period 2014-03-31
Mead Johnson Nutrition Co
filed 2014-04-24
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 21, 2014, there were 202,100,674 shares of the registrant’s common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
NET SALES	$1,113.3	$1,037.9
Cost of Products Sold	405.7	385.0
GROSS PROFIT	707.6	652.9
Expenses:
Selling, General and Administrative	232.9	207.1
Advertising and Promotion	155.7	144.5
Research and Development	27.1	22.5
Other Expenses – net	0.7	5.3
EARNINGS BEFORE INTEREST AND INCOME TAXES	291.2	273.5

Interest Expense – net	12.4	14.2
EARNINGS BEFORE INCOME TAXES	278.8	259.3

Provision for Income Taxes	71.0	69.3
NET EARNINGS	207.8	190.0
Less Net Earnings/(Loss) Attributable to Noncontrolling Interests	5.4	2.0
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$202.4	$188.0
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$1.00	$0.93
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$1.00	$0.92

Weighted Average Shares - Basic	201.9	202.7
Weighted Average Shares – Diluted	202.4	203.2
Dividends Declared per Share	$0.38	$0.34

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
NET EARNINGS	$207.8	$190.0

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	(33.3)	(34.7)
Tax Benefit	2.4	3.2
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Losses on Derivatives Qualifying as Hedges for the Period	(41.8)	(4.4)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	(1.4)	3.0
Tax Benefit/(Expense)	15.8	0.5
Pension and Other Post-employment Benefits
Reclassification Adjustment for Losses Included in Net Earnings	0.1	—
OTHER COMPREHENSIVE INCOME/(LOSS)	(58.2)	(32.4)

COMPREHENSIVE INCOME	149.6	157.6

Less Comprehensive Loss Attributable to Noncontrolling Interests	(0.6)	(3.2)

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$150.2	$160.8

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,090.0	$1,050.8
Receivables – net of allowances of $11.5 and $6.5, respectively	397.2	384.4
Inventories	570.9	534.8
Deferred Income Taxes – net of valuation allowance	90.3	75.3
Income Taxes Receivable	21.9	15.9
Prepaid Expenses and Other Assets	68.1	56.9
Total Current Assets	2,238.4	2,118.1
Property, Plant and Equipment – net	872.3	867.5
Goodwill	176.0	196.8
Other Intangible Assets – net	85.7	97.5
Deferred Income Taxes – net of valuation allowance	31.4	37.0
Other Assets	137.4	157.2
TOTAL	$3,541.2	$3,474.1
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$1.5	$2.0
Accounts Payable	549.5	566.8
Dividends Payable	76.5	69.3
Current Portion of Long-Term Debt	503.9	505.6
Accrued Expenses	215.5	220.0
Accrued Rebates and Returns	332.1	314.9
Deferred Income – current	22.1	46.6
Income Taxes – payable and deferred	79.8	56.1
Total Current Liabilities	1,780.9	1,781.3
Long-Term Debt	1,008.7	1,009.1
Deferred Income Taxes – noncurrent	13.2	15.3
Pension and Other Post-employment Liabilities	162.2	161.8
Other Liabilities	163.7	156.4
Total Liabilities	3,128.7	3,123.9
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	53.2	49.7

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 207.3 and 206.8 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(702.6)	(721.5)
Retained Earnings	1,549.9	1,432.3
Treasury Stock – at cost	(382.1)	(351.9)
Accumulated Other Comprehensive Loss	(121.4)	(69.2)
Total Shareholders’ Equity	345.9	291.8
Noncontrolling Interests	13.4	8.7
Total Equity	359.3	300.5
TOTAL	$3,541.2	$3,474.1

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interest
Balance as of January 1, 2014	$2.1	$(721.5)	$1,432.3	$(351.9)	$(69.2)	$8.7	$300.5	$49.7
Stock-based Compensation Awards		18.9		(7.7)			11.2
Treasury Stock Acquired				(22.5)			(22.5)
Cash Dividends Declared			(76.0)				(76.0)
Net Earnings			202.4			5.0	207.4	0.4
Redeemable Noncontrolling Interest Accretion			(8.8)				(8.8)	8.8
Other Comprehensive Loss					(52.2)	(0.3)	(52.5)	(5.7)
Balance as of March 31, 2014	$2.1	$(702.6)	$1,549.9	$(382.1)	$(121.4)	$13.4	$359.3	$53.2

Balance as of January 1, 2013	$2.1	$(772.8)	$1,052.4	$(244.6)	$(18.4)	$10.3	$29.0	$36.3
Stock-based Compensation Awards		15.3		(9.1)			6.2
Treasury Stock Acquired				(23.0)			(23.0)
Cash Dividends Declared			(69.0)				(69.0)
Net Earnings			188.0			1.7	189.7	0.3
Redeemable Noncontrolling Interest Accretion			(9.7)				(9.7)	9.7
Other Comprehensive Loss					(27.2)	1.8	(25.4)	(7.0)
Balance as of March 31, 2013	$2.1	$(757.5)	$1,161.7	$(276.7)	$(45.6)	$13.8	$97.8	$39.3

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$207.8	$190.0
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	22.0	20.1
Other	26.7	25.1
Changes in Assets and Liabilities	(57.5)	(24.7)
Pension and Other Post-employment Benefits Contributions	(1.4)	(2.6)
Net Cash Provided by Operating Activities	197.6	207.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(63.1)	(77.5)
Proceeds from Sale of Property, Plant and Equipment	0.4	0.8
Proceeds from/(Investment in) Other Companies	4.0	(0.7)
Net Cash Used in Investing Activities	(58.7)	(77.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	0.1	3.1
Repayments of Short-term Borrowings	(0.3)	(61.0)
Repayments of Notes Payable	—	(8.4)
Payments of Dividends	(68.8)	(60.9)
Stock-based-compensation-related Proceeds and Excess Tax Benefits	11.6	5.2
Purchases of Treasury Stock	(30.2)	(32.1)
Net Cash Used in Financing Activities	(87.6)	(154.1)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(12.1)	(1.3)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	39.2	(24.9)
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,050.8	1,042.1
End of Period	$1,090.0	$1,017.2

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2014 and December 31, 2013, results of operations and cash flows for the three months ended March 31, 2014 and 2013. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full-year operating results or future performance.

The accounting policies used in preparing these consolidated financial statements are the same as those used to prepare the Company’s annual report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) with the exception of the Company’s pension accounting policy which is discussed below in the Change in Accounting Principles. These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited year-end financial statements and accompanying notes included in the Company’s 2013 Form 10-K.

Recently Adopted Accounting Standards—In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), clarifying the applicable guidance for the release of the cumulative translation adjustment. ASU 2013-05 was effective for the Company in the period beginning January 1, 2014. The adoption of this update did not have a material impact on the consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 was effective for the Company beginning January 1, 2014 and the adoption of this standard did not have a material impact on the consolidated financial statements.

Change in Accounting Principles—During the first quarter of 2014, the Company changed its accounting principles for the recognition of actuarial gains and losses for all of its defined benefit pension and other post-employment benefit plans and the calculation of expected return on pension plan assets.  Historically, the Company recognized actuarial gains and losses as a component of accumulated other comprehensive loss in its Consolidated Balance Sheets and amortized them into the Consolidated Statements of Earnings over the average future service period of the active employees of these plans to the extent such gains and losses were outside of a corridor.  Starting in the first quarter of 2014, the Company elected to immediately recognize actuarial gains and losses in its Consolidated Statements of Earnings on the basis that it is preferable to accelerate the recognition of such gains and losses into earnings rather than to delay them over time.  Additionally, for purposes of calculating the expected return on pension plan assets, the Company previously used a calculated value for the market-related valuation of pension plan assets. With this change in accounting principle, the Company now uses the actual fair value of pension plan assets. These changes will improve transparency in operating results by immediately recognizing the effects of external conditions on plan obligations, investments and assumptions.

Under these new accounting principles, actuarial gains and losses from these plans are recognized upon plan remeasurement in the fourth quarter of each year, or more frequently if a remeasurement occurs. The remaining components of net periodic benefit cost, primarily interest on projected benefit obligation and the expected return on pension plan assets, continue to be recorded on a quarterly basis. Actuarial gains and losses are recognized within Corporate and Other and the remaining components of net periodic benefit costs are recognized in the respective reportable segments.

The Company has applied both of these accounting changes, immediate recognition of actuarial gains or losses and use of actual fair value to calculate expected return on pension plan assets, retrospectively to all periods presented.  The cumulative effect of these changes on additional-paid-in/(distributed) capital and retained earnings on the Company’s opening balance sheet as of January 1, 2013 was a decrease of $96.2 million and an increase of $72.4 million, respectively, with an offsetting adjustment to accumulated other comprehensive loss. The Company recognized an actuarial gain of $15.2 million on a pre-tax basis for the three months ended March 31, 2013. The Company did not recognize any actuarial gains or losses for the three months ended March 31, 2014 as no remeasurement was required. These changes had no impact on cash flows for the interim periods presented.  The following tables present the effects of retrospectively applying these accounting changes for the periods presented:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Prior Accounting Principles	Impact of Change	As Reported	Previously Reported	Impact of Change	Recast
(in millions except per share data)

Consolidated Statements of Earnings
Cost of Products Sold	$406.1	$(0.4)	$405.7	$390.9	$(5.9)	$385.0
Selling, General and Administrative	233.8	(0.9)	232.9	217.0	$(9.9)	207.1
Research and Development	27.3	(0.2)	27.1	24.2	$(1.7)	22.5
Other Expenses – net	0.7	—	0.7	12.2	$(6.9)	5.3
EARNINGS BEFORE INTEREST AND INCOME TAXES	289.7	1.5	291.2	249.1	$24.4	273.5
EARNINGS BEFORE INCOME TAXES	277.3	1.5	278.8	234.9	$24.4	259.3
Provision for Income Taxes	70.5	0.5	71.0	60.4	$8.9	69.3
NET EARNINGS	206.8	1.0	207.8	174.5	$15.5	190.0
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	201.4	1.0	202.4	172.5	$15.5	188.0
Earnings per Share – Basic	$0.99	$0.01	$1.00	$0.85	$0.08	$0.93
Earnings per Share – Diluted	$0.99	$0.01	$1.00	$0.85	$0.07	$0.92

Consolidated Statements of Comprehensive Income
Deferred Gains on Pension and Other Post-employment Benefits	$—	$—	$—	$1.0	$(1.0)	$—
Reclassification Adjustment for Losses Included in Net Earnings	1.6	(1.5)	0.1	8.9	(8.9)	—
Tax Benefit/(Expense)	0.5	(0.5)	—	(3.5)	3.5	—

	March 31, 2014			December 31, 2013
	Prior Accounting Principles	Impact of Change	As Reported	Previously Reported	Impact of Change	Recast
(in millions)

Consolidated Balance Sheets
Additional Paid-in/(Distributed) Capital	$(606.4)	$(96.2)	$(702.6)	$(625.3)	$(96.2)	$(721.5)
Retained Earnings	1,587.0	(37.1)	1,549.9	1,470.4	(38.1)	1,432.3
Accumulated Other Comprehensive Loss	(254.7)	133.3	(121.4)	(203.5)	134.3	(69.2)

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Basic earnings per share:
Weighted-average shares outstanding	201.9	202.7
Net earnings attributable to shareholders	$202.4	$188.0
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.4)
Net earnings attributable to shareholders used for basic earnings per share calculation	$202.1	$187.6
Net earnings attributable to shareholders per share	$1.00	$0.93
Diluted earnings per share:
Weighted-average shares outstanding	201.9	202.7
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.5	0.5
Weighted-average shares — diluted	202.4	203.2
Net earnings attributable to shareholders	$202.4	$188.0
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.4)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$202.1	$187.6
Net earnings attributable to shareholders per share	$1.00	$0.92

Potential shares outstanding from all stock-based awards were 3.1 million and 3.1 million as of March 31, 2014 and 2013, respectively. Of these shares, 2.6 million were not included in the diluted earnings per share calculation for the three months ended March 31, 2014 and 2013, respectively.

4.                                      INCOME TAXES

For the three months ended March 31, 2014 and 2013, the effective tax rate (“ETR”) was 25.5% and 26.7%, respectively. The ETR decrease was primarily due to a change in the geographic earnings mix.

The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of March 31, 2014 and December 31, 2013, was $125.8 million and $117.4 million, respectively. The Company believes that it has adequately provided for all uncertain tax positions. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.

Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (“BMS”), the Company’s former parent, maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has a receivable from BMS for uncertain tax positions, including penalties and interest, of $8.9 million as of March 31, 2014 and December 31, 2013 respectively.

5.                                      SEGMENT INFORMATION

MJN operates in four geographic operating segments: Asia, Europe, Latin America and North America. This operating segmentation is how the chief operating decision maker regularly assesses information for decision making purposes, including allocation of resources. Due to similarities between North America and Europe, the Company aggregated these two operating segments, into one reportable segment. As a result, the Company has three reportable segments: Asia, Latin America and North America/Europe.

Corporate and Other consists of unallocated global business support activities, including research and development, marketing, supply chain costs, and general and administrative expenses; net actuarial gains and losses related to defined benefit pension and other post-employment plans; and income or expenses incurred within the operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

During the first quarter of 2014, the Company changed its accounting principles for the recognition of actuarial gains and losses for all of its defined benefit pension and other post-retirement plans and the calculation of expected return on pension plan assets (See Note 2 for a discussion of the change in accounting principles). The Company has applied these accounting changes retrospectively to all periods presented and to all reportable segments as well as Corporate and Other.

The following table summarizes net sales and earnings before interest and income taxes for each of the reportable segments:

	Three Months Ended March 31,
	Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2014	2013	2014	2013
Asia	$592.7	$554.2	$241.3	$221.6
Latin America	212.4	201.1	46.6	47.0
North America/Europe	308.2	282.6	66.1	52.9
Total reportable segments	1,113.3	1,037.9	354.0	321.5
Corporate and Other	—	—	(62.8)	(48.0)
Total	$1,113.3	$1,037.9	$291.2	$273.5

6.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended March 31,
(In millions)	2014	2013
Stock options	$1.7	$1.7
Performance share awards	3.2	4.2
Restricted stock units	2.4	2.7
Total pre-tax stock-based compensation expense	$7.3	$8.6
Net tax benefit related to stock-based compensation expense	$(2.6)	$(2.9)

During the three months ended March 31, 2014, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.4	$17.54
Performance share awards	0.2	$77.21
Restricted stock units	0.2	$81.55

As of March 31, 2014, the Company had the following award expense yet to be recognized:

(Dollars and shares in millions)	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	$13.3	2.2
Performance share awards	$19.1	1.7
Restricted stock units	$25.9	2.6

7.                                      PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

During the first quarter of 2014, the Company changed its accounting principles for the recognition of actuarial gains and losses for all of its defined benefit pension and other post-employment benefit plans and the calculation of expected return on pension plan assets.  Historically, the Company  recognized actuarial gains and losses as a component of accumulated other comprehensive loss in its Consolidated Balance Sheets and amortized them into its Consolidated Statements of Earnings over the average future service period of the active employees of these plans to the extent that such gains and losses were outside of a corridor.  The Company elected to immediately recognize actuarial gains and losses in its Consolidated Statements of Earnings on the basis that it is preferable to accelerate the recognition of such gains and losses into earnings rather than to delay them over time.  Additionally, for purposes of calculating the expected return on pension plan assets, the Company previously used a calculated value for the market-related valuation of pension plan assets. With this change in accounting, the Company now uses the actual fair value of pension plan assets.  These changes will improve transparency in operating results by immediately recognizing the effects of external conditions on plan obligations, investments and assumptions.  Under the new accounting principle, actuarial gains and losses from these plans are recognized upon plan remeasurement in the fourth quarter of each year, or more frequently if a remeasurement occurs.  The Company has applied these changes retrospectively, adjusting the comparative periods presented (see Note 2 for discussion of the change in accounting principles).

The net periodic benefit cost of the Company’s defined benefit pension and post-employment benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Service cost – benefits earned during the period	$1.3	$1.3	$0.2	$0.3
Interest cost on projected benefit obligations	4.0	3.6	0.4	0.3
Amortization of transition cost	0.1	—	—	—
Expected return on plan assets	(4.0)	(4.3)	—	—
Net periodic benefit cost	$1.4	$0.6	$0.6	$0.6
Net Actuarial (Gains)/Losses	—	(15.2)	—	—
Total net periodic benefit cost	$1.4	$(14.6)	$0.6	$0.6

For the three months ended March 31, 2014 and 2013, the Company contributed $1.4 million and $2.6 million , respectively, to pension plans, primarily outside the U.S.

8.                               OTHER EXPENSES - NET

The components of other expenses - net were:

	Three Months Ended March 31,
(In millions)	2014	2013
Foreign exchange losses - net	$6.4	$4.7
Gain on sale of investment	(4.0)	—
Other - net	(1.7)	0.6
Other expenses - net	$0.7	$5.3

Foreign exchange losses - net for the three months ended March 31, 2014 includes a net $4.0 million loss related to the Company’s use of a new exchange rate for purposes of remeasuring the monetary assets and liabilities of its Venezuelan subsidiary. See Note 18 for additional information.

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

11.                               INVENTORIES

The major categories of inventories were as follows:

(In millions)	March 31, 2014	December 31, 2013
Finished goods	$319.0	$312.7
Work in process	85.9	82.5
Raw and packaging materials	166.0	139.6
Inventories	$570.9	$534.8

12.                               PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment were as follows:

(In millions)	March 31, 2014	December 31, 2013
Land	$12.7	$12.6
Buildings	671.8	550.8
Machinery, equipment and fixtures	655.6	650.3
Construction in progress	151.6	260.9
Accumulated depreciation	(619.4)	(607.1)
Property, plant and equipment — net	$872.3	$867.5

13.                               GOODWILL

The Company tests goodwill for impairment in the third quarter of each year and whenever an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount.
For the three months ended March 31, 2013, the change in the carrying amount of goodwill by reportable segment was primarily driven by the cumulative impact of a correction in the currency denomination of the goodwill related to two reporting units. The revision had the impact of decreasing the Company’s total value of goodwill and decreasing the total currency translation adjustment included in the accumulated other comprehensive loss section of shareholders’ equity and other comprehensive income.

For the three months ended March 31, 2014 and 2013, the change in the carrying amount of goodwill by reportable segment was as follows:

(In millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2014	$—	$177.8	$19.0	$196.8
Translation adjustments	—	(20.8)	—	(20.8)
Balance as of March 31, 2014	$—	$157.0	$19.0	$176.0

Balance as of January 1, 2013	$—	$253.6	$17.0	$270.6
Redenomination	—	(42.5)	2.0	(40.5)
Translation adjustments	—	(1.9)	—	(1.9)
Balance as of March 31, 2013	$—	$209.2	$19.0	$228.2

As of March 31, 2014, the Company had no accumulated impairment loss.

14.                               OTHER INTANGIBLE ASSETS

The Company tests intangibles assets not subject to amortization for impairment in the third quarter of each year and whenever an event occurs or circumstances change that indicate that it is more likely than not that the asset is impaired.
The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2014 and December 31, 2013 were as follows:

	As of March 31, 2014			As of December 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trademark(1) .	$27.7	$—	$27.7	$34.5	$—	$34.5
Non-compete agreement(1) .	5.5	—	5.5	6.8	—	6.8
Sub-total	33.2	—	33.2	41.3	—	41.3
Amortizable intangible assets:
Computer software	133.9	(83.5)	50.4	132.8	(79.3)	53.5
Distributor-customer relationship(1) .	2.6	(0.5)	2.1	3.3	(0.6)	2.7
Sub-total	136.5	(84.0)	52.5	136.1	(79.9)	56.2
Total other intangible assets	$169.7	$(84.0)	$85.7	$177.4	$(79.9)	$97.5
(1) Changes in balances result from currency translation and amortization.

15.                               DEBT

Short-Term Borrowings and Five-Year Revolving Credit Facility Agreement

As of March 31, 2014, the Company’s short-term borrowings were $1.5 million and consisted of borrowings made by the Company’s subsidiary in Argentina. These short-term borrowings had a weighted-average interest rate of 31.00% as of March 31, 2014. The Company intends to repay these borrowings within 12 months and has the ability to do so.

As of December 31, 2013, the Company’s short-term borrowings totaled $2.0 million and consisted of borrowings made by the Company’s subsidiary in Argentina.

Borrowings from the Company’s five-year revolving credit facility agreement (“Credit Facility”) are used for working capital and other general corporate purposes. The Credit Facility is unsecured and repayable on maturity in June 2016, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $500.0 million, which may be increased from time to time up to $750.0 million at the Company’s request and with the consent of the lenders, subject to satisfaction of customary conditions. The Credit Facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.25 to 1.0, and the ratio of consolidated

EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these covenants as of March 31, 2014.

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

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	March 31, 2014	December 31, 2013
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0
Sub-total	1,500.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for terminated interest rate swaps	14.5	16.7
Unamortized bond discount	(1.9)	(2.0)
Less amount due within one year	503.9	505.6
Long-term debt	$1,008.7	$1,009.1

The Company’s long-term debt includes $500.0 million which is considered short-term as it matures on November 1, 2014. MJN plans to refinance this short-term debt in 2014. Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $1,611.5 million (Level 2) as of March 31, 2014.

The components of interest expense-net were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Interest expense	$14.8	$16.0
Interest income	(2.4)	(1.8)
Interest expense-net	$12.4	$14.2

16.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. These financial instruments are classified as Level 2 of the fair value hierarchy at March 31, 2014 and December 31, 2013, and there were no transfers between levels in the fair value hierarchy during the periods then ended.

The following table summarizes the fair value of the Company's outstanding derivatives, all of which are cash flow hedges:

(In millions)
Cash flow hedges:	Balance Sheet Location	March 31, 2014	December 31, 2013
Foreign exchange contracts	Other assets	$1.7	$4.2
Interest rate forward swaps	Other assets	—	19.9
Commodity contracts	Other assets	0.1	—
Foreign exchange contracts	Accrued expenses	(1.4)	(0.5)
Interest rate forward swaps	Accrued expenses	(22.2)	—
Commodity contracts	Accrued expenses	(0.1)	—
Net asset/(liability) of derivatives designated as hedging instruments		$(21.9)	$23.6

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at March 31, 2014 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company's portfolio, MJN does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges

As of March 31, 2014 and December 31, 2013 all of the Company’s cash flow hedges qualify as hedges of forecasted cash flows and the effective portion of changes in fair value are temporarily reported in accumulated other comprehensive income (loss). During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges are recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three months ended March 31, 2014 and 2013, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts

The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated intercompany purchases anticipated in the next 18 months and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying intercompany purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold. Ineffectiveness related to the Company’s foreign exchange hedges on earnings was $0.7 million and insignificant for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $208.1 million, with a fair value of $0.3 million in net assets. As of December 31, 2013, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $201.4 million, with a fair value of $3.7 million in net assets. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2014	2013
Balance—January 1	$3.2	$(4.1)
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(0.3)	(4.4)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(1.4)	3.0
Change in deferred taxes	0.4	0.5
Balance—March 31	$1.9	$(5.0)

At March 31, 2014, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income was $1.9 million, $0.4 million of which is expected to be reclassified into earnings within the next 12 months.

Interest Rate Forward Swaps
During 2013, the Company entered into interest rate forward starting swaps with a combined notional value of $500.0 million. The forward starting rates of the swaps range from 3.79% to 3.94% and have an effective date of October 31, 2014. The forward starting swaps effectively mitigate the interest rate exposure associated with the Company’s planned refinancing of a portion of long-term debt in 2014, which is an anticipated transaction as a portion of MJN’s existing long-term debt will mature in 2014. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. As of March 31, 2014, all forward swaps were outstanding and in an unrecognized loss position with a fair value of $22.2 million, that was recognized in accumulated other comprehensive income (loss). When the forward swaps are settled, which would be on or about the time of the issuance of long-term debt, any gain or loss on the settlement will be recorded to accumulated other comprehensive income (loss) and will be amortized over the life of the notes. There was an immaterial amount of ineffectiveness related to the forward swaps which was recognized as a loss within other expenses-net.

Commodity Hedges
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

As of March 31, 2014, the Company had commodity contracts outstanding with a notional of 1.5 million pounds of forecasted non-fat dry milk purchases, representing an insignificant portion of the Company’s total forecasted volume. The effective portion of the hedge, which was recorded at fair value as a component of accumulated other comprehensive income, as well as the ineffective portion recognized within other expenses-net were immaterial as of March 31, 2014 and for the period then ended.

Fair Value Hedges

Interest Rate Swaps

In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. There were no interest rate swaps outstanding at March 31, 2014.

The earnings impact and decrease in interest expense from interest rate swaps was as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Amortization of basis adjustment for terminated interest rate swaps recognized in interest expense	$(2.3)	$(2.3)

See Note 15 for discussion of the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds which totaled $448.3 million and $447.8 million as of March 31, 2014 and December 31, 2013, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

17.                               EQUITY

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2014	206.8	4.8	$351.9
Stock-based compensation	0.5	0.1	7.7
Treasury stock purchases	—	0.3	22.5
Balance as of March 31, 2014	207.3	5.2	$382.1

Balance as of January 1, 2013	206.0	3.5	$244.6
Stock-based compensation	0.4	0.1	9.1
Treasury stock purchases	—	0.3	23.0
Balance as of March 31, 2013	206.4	3.9	$276.7

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

On September 10, 2013, MJN’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock. As of March 31, 2014, the Company had $467.8 million available under this authorization.

Changes in accumulated other comprehensive loss by component were as follows:

(In millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	Pension and Other Post-employment Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2014	$(83.6)	$15.4	$(1.0)	$(69.2)	$1.9		$(14.4)

Deferred Losses	(27.2)	(41.8)	—	(69.0)	(0.4)	(1)	(5.7)	(1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	(1.4)	0.1	(1.3)	—		—
Tax Benefit	2.3	15.8	—	18.1	0.1		—

Balance as of March 31, 2014	$(108.5)	$(12.0)	$(0.9)	$(121.4)	$1.6		$(20.1)

Balance as of January 1, 2013	$(14.6)	$(4.1)	$0.3	$(18.4)	$(0.2)		$—

Deferred Gains/(Losses)	(30.6)	(4.4)	—	(35.0)	2.9	(1)	(7.0)
Reclassification Adjustment for Losses Included in Net Earnings	—	3.0	—	3.0	—		—
Tax Benefit/(Expense)	4.3	0.5	—	4.8	(1.1)		—

Balance as of March 31, 2013	$(40.9)	$(5.0)	$0.3	$(45.6)	$1.6		$(7.0)
(1) Represents foreign currency translation adjustments.

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Three Months Ended March 31, 2014
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold	Tax Benefit/(Expense)	Net
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$1.4	$(0.4)	$1.0

Pension and Other Post-employment Benefit Plans:
Prior Service Benefits	(0.1)	—	(0.1)
Total Reclassifications	$1.3	$(0.4)	$0.9

	Three Months Ended March 31, 2013
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold	Tax Benefit/(Expense)	Net
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$(3.0)	$0.9	$(2.1)

Total Reclassifications	$(3.0)	$0.9	$(2.1)

18.                               VENEZUELA CURRENCY MATTERS

During the first quarter of 2014, the Venezuelan government enacted changes affecting the country’s currency exchange and other controls. In late January 2014, the government announced the replacement of the Commission for the Administration of Foreign Exchange (“CADIVI”) with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”). In conjunction with this replacement, CENCOEX assumed control of the sale and purchase of foreign currency in Venezuela, and has maintained the official exchange rate of 6.3 Bolivares Fuertes (“VEF”) to 1.0 U.S. dollar (“USD”) (the “Official Rate”). Entities can continue to seek approval to transact through the CENCOEX mechanism at the Official Rate, which is honored for certain priority transactions.

Additional changes in January expanded the types of transactions that may be subject to the weekly auction mechanism under the Complimentary Currency Administration System (“SICAD I”), which had a published rate of 10.7 VEF to 1.0 USD as of March 31, 2014. We concluded that among other items, future inter-company dividend remittances qualify for the purchase of foreign currency at the SICAD I rate under the revised law. As such, we adopted the SICAD I rate for purposes of remeasuring the net monetary assets of our Venezuelan subsidiary effective February 28, 2014. The net impact of this adoption was a loss of $4.0 million, which was recognized in our Statement of Earnings as a component of other expenses - net. Because the SICAD I auction rate is a floating rate, the potential exists for additional financial impacts if the auction rate changes significantly. For the year ended December 31, 2013, net sales from our Venezuelan subsidiary represented approximately 2% of total Company net sales. As of March 31, 2014, our subsidiary had approximately $7 million of net monetary assets.

In February 2014, the Venezuelan government announced plans for the Alternative Foreign Exchange System (“SICAD II”), which is intended to more closely resemble a market-driven exchange. SICAD II became effective on March 24, 2014, with a closing rate of 50.9 VEF to 1.0 USD as of March 31, 2014. We continue to monitor SICAD II developments and any related regulatory developments, but currently do not plan to attempt to access the SICAD II exchange.

19.                               CONTINGENCIES

In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters.

The Company records accruals for contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although the Company cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which the Company is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of March 31, 2014, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cash flows for the periods in which a loss is recognized.

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

ITEM 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of Our Business

We are a global leader in pediatric nutrition. We are committed to building trusted nutritional brands and products that help improve the health and development of infants and children around the world and provide them with the best start in life. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or industry-defining products across each of our product categories. We operate in four geographic operating segments: Asia, Europe, Latin America and North America. Due to similarities between North America and Europe, we aggregated these two operating segments into one reportable segment. As a result, we have three reportable segments: Asia, Latin America and North America/Europe.

Executive Summary

For the three months ended March 31, 2014, sales grew 7% compared to the prior year period, driven by volume growth and increased prices throughout all regions, partially offset by weaker local currency rates in Latin America and, to a lesser extent, Asia. Earnings per share increased 9% driven by higher sales and an increased gross margin, partially offset by increased demand-generation investments and a prior year mark-to-market gain related to our defined benefit pension and other post-employment plans.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended March 31, 2014 and 2013:

				% of Net Sales
(Dollars in millions, except per share data)	2014	2013	% Change	2014	2013
Net Sales	$1,113.3	$1,037.9	7%
Earnings before Interest and Income Taxes	291.2	273.5	6%	26%	26%
Interest Expense—net	12.4	14.2	(13)%	1%	1%
Earnings before Income Taxes	278.8	259.3	8%	25%	25%
Provision for Income Taxes	71.0	69.3	2%	6%	7%
Effective Tax Rate	25.5%	26.7%
Net Earnings	207.8	190.0	9%	19%	18%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	5.4	2.0	170%	—%	—%
Net Earnings Attributable to Shareholders	$202.4	$188.0	8%	18%	18%
Weighted-Average Common Shares— Diluted	202.4	203.2
Earnings per Common Share—Diluted	$1.00	$0.92	9%

The results for the three months ended March 31, 2014 and 2013 include several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of on-going results (“Specified Items”) and are listed in the table below.

	Three Months Ended March 31,
(In millions)	2014	2013
Pension and other post-employment mark-to-market adjustment	—	(15.2)
Legal, settlements and related costs	5.7	0.2
Severance and other costs	0.1	1.4
Specified Items	$5.8	$(13.6)
Income tax impact on Specified Items	(2.1)	5.5
Specified Items - net	3.7	(8.1)

For the three months ended March 31, 2014, the Specified Items after taxes increased compared to the prior year period. The increase was driven primarily by a prior year mark-to-market gain from the defined benefit pension and other post-employment plans as well as higher current year legal and related costs.

Net Sales
Our net sales by reportable segments are shown in the table below:

	Three Months Ended March 31,			% Change Due to
(Dollars in millions)	2014	2013	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$592.7	$554.2	7%	6%	3%	(2)%
Latin America	212.4	201.1	6%	10%	11%	(15)%
North America/Europe	308.2	282.6	9%	7%	2%	—%
Net Sales	$1,113.3	$1,037.9	7%	7%	4%	(4)%

Asia sales increased 7% compared to the prior year period and accounted for 53% of MJN’s net sales. The growth was primarily driven by volume attributable to category growth, China market share gains and a continued benefit from competitors' supply disruptions that occurred in 2013 in several countries. The impact of higher prices across most markets was slightly offset by lower prices in China.

Latin America sales increased 6% compared to the prior year period. Price increases, primarily in Venezuela and Argentina, were more than offset by the negative effects of foreign exchange throughout the region. At this time, we are unable to predict with certainty how recent and future developments in Venezuela will affect our sales growth or operations throughout the remainder of 2014 (see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela). Increases from volume were driven by category growth and market share gains.

North America/Europe sales increased 9% compared to the prior year period. Volume increases were primarily driven by the timing of factors including retailer inventory shipments. In addition, volume was higher due to an expanding U.S. children’s nutrition business, partially offset by the continued decline of U.S. category consumption. The carryover impact of 2013 price increases were realized primarily within the U.S.

Our net sales by product category are shown in the table below:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	% Change
Infant formula	$640.7	$606.6	6%
Children’s nutrition	451.2	407.7	11%
Other	21.4	23.6	(9)%
Net Sales	$1,113.3	$1,037.9	7%

Infant formula sales increased 6% compared to the prior year period and accounts for the large majority of our sales in North America/Europe and approximately half of our sales in each of our Asia and Latin America segments. Children’s nutrition sales increased 11% compared to the prior year period and were driven primarily by Asia and the U.S.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Three Months Ended March 31,		% of Gross Sales
(Dollars in millions)	2014	2013	2014	2013
Gross Sales	$1,416.9	$1,327.5	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	187.3	181.1	13%	14%
Sales Discounts	55.1	52.6	4%	4%
Returns	20.5	19.6	1%	1%
Other (including Cash Discounts, Coupons)	40.7	36.3	3%	3%
Total Gross-to-Net Sales Adjustments	303.6	289.6	21%	22%
Total Net Sales	$1,113.3	$1,037.9	79%	78%

The gross-to-net sales adjustments decreased as a percentage of gross sales compared with the prior year period. U.S. WIC rebates were lower as a percentage of global gross sales due to growth in our Asia segment and the U.S.

Gross Profit

	Three Months Ended March 31,
(Dollars in millions)	2014	2013	% Change
Net Sales	$1,113.3	$1,037.9	7%
Cost of Products Sold	405.7	385.0	5%
Gross Profit	$707.6	$652.9	8%
Gross Margin	63.6%	62.9%

The increase in gross margin resulted from increased prices and productivity gains, partially offset by higher dairy costs. North America/Europe was the primary driver for these improvements. The Company anticipates that increased dairy and other commodity costs will negatively impact gross margin comparisons versus 2013 through the balance of the year.

Expenses

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions)	2014	2013	% Change	2014	2013
Selling, General and Administrative	$232.9	$207.1	12%	21%	20%
Advertising and Promotion	155.7	144.5	8%	14%	14%
Research and Development	27.1	22.5	20%	2%	2%
Other Expenses—net	0.7	5.3	n/a	—%	1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 12% compared to the prior year period due to the prior year impact of the mark-to-market gain from the defined benefit pension and other post-employment plans, our ongoing internal investigation, higher sales force expense and a receivable allowance related to a pharmacy distributor in Mexico.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. The increase in advertising and promotion expenses reflected demand-generation investments in support of our strategic growth initiatives such as the expansion of the U.S. children’s nutrition business.

Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs.

Other Expenses — net

	Three Months Ended March 31,
(In millions)	2014	2013
Foreign exchange losses - net	$6.4	$4.7
Gain on sale of investment	(4.0)	—
Other - net	(1.7)	0.6
Other expenses - net	$0.7	$5.3

Earnings before Interest and Income Taxes
Earnings before interest and income taxes (“EBIT”) from our three reportable segments is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated global business support activities, including research and development, marketing, supply chain costs, and general and administrative expenses; net actuarial gains and losses related to defined benefit pension and other post-employment plans; and income or expenses incurred within our operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions)	2014	2013	% Change	2014	2013
Asia	$241.3	$221.6	9%	41%	40%
Latin America	46.6	47.0	(1)%	22%	23%
North America/Europe	66.1	52.9	25%	21%	19%
Corporate and Other	(62.8)	(48.0)	31%	n/a	n/a
EBIT	$291.2	$273.5	6%	26%	26%

EBIT in Asia increased primarily due to higher sales as compared to the prior year period.

EBIT in Latin America decreased slightly compared to the prior year period due primarily to a receivable allowance related to a pharmacy distributor in Mexico and foreign exchange losses offset by increased sales and improved gross margin. Foreign exchange impact included a balance sheet remeasurement loss during the first quarter of 2014 for our Venezuela subsidiary using the published auction rate from the Complimentary Currency Administration System (“SICAD I”). The SICAD I rate will vary from period to period (see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela).

EBIT in North America/Europe increased primarily due to higher sales and gross margin partially offset by demand-generation investments as compared to the prior year period.

Corporate and Other expenses increased compared to the prior year period primarily as a result of the prior year mark-to-market gain from the defined benefit pension and other post-employment plans and higher current year legal costs partially offset by the gain on sale of investment.

Interest Expense—net
Net interest expense decreased compared to the prior year period primarily as a result of the July 2013 retirement of the note payable in Argentina, lower credit facility balances, the capitalization of interest cost associated with the construction of our new spray dryer and technology center in Singapore and increased interest income.

Income Taxes
The effective tax rate (“ETR”) for the three months ended March 31, 2014 and 2013 was 25.5% and 26.7%, respectively. The ETR increase was primarily due to a change in the geographic earnings mix.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended March 31, 2014 increased 8% to $202.4 million compared with the three months ended March 31, 2013.

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

Cash and cash equivalents totaled $1,090.0 million at March 31, 2014, of which $786.6 million was held outside of the United States. Cash and cash equivalents totaled $1,050.8 million as of December 31, 2013, of which $692.5 million was held outside of the United States.

During the first quarter of 2014, we did not repatriate cash to the United States. During the first quarter of 2013, approximately $3 million of cash was repatriated to the United States.

As a result of our evaluation of our global cash position, management has asserted that earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of March 31, 2014, approximately $486 million of cash and cash equivalents were held by foreign subsidiaries whose undistributed earnings, either partially or entirely, are considered permanently invested. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, the Company would be required to provide U.S. taxes on these amounts.

During the quarter, the Company repaid $0.2 million against its short-term revolving credit facilities. The Company’s short-term borrowings were $1.5 million and $2.0 million as of March 31, 2014 and December 31, 2013 respectively.

In September 2013, the Company’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization is intended to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to stockholders. The 2013 Authorization does not have an expiration date. As of March 31, 2014, we had $467.8 million available under the 2013 Authorization.

Cash Flows

We believe that cash on hand and cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$207.8	$190.0
Depreciation and Amortization	22.0	20.1
Other	26.7	25.1
Changes in Assets and Liabilities	(57.5)	(24.7)
Pension and Other Post-employment Benefits Contributions	(1.4)	(2.6)
Total Operating Activities	197.6	207.9
Investing Activities	(58.7)	(77.4)
Financing Activities	(87.6)	(154.1)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(12.1)	(1.3)
Net Decrease in Cash and Cash Equivalents	$39.2	$(24.9)

For the three months ended March 31, 2014, cash flow from operating activities was $197.6 million and primarily driven by net earnings, partially offset by an increase in working capital, defined as accounts receivable plus inventory less accounts payable. For the three months ended March 31, 2013, cash flow from operating activities was $207.9 million driven by net earnings.

Cash flow used in investing activities was $18.7 million less than the prior year period. The decrease was largely the result of lower capital expenditures in 2014 as compared to 2013.

Cash flow used in financing activities was $87.6 million for the three months ended March 31, 2014, and included $68.8 million of dividend payments and $30.2 million of treasury stock purchases, partially offset by $11.6 million inflow related to stock-based compensation. For the three months ended March 31, 2013, cash flow used in financing activities was $154.1 million and included $60.9 million of dividend payments, $57.9 million net repayments from our short-term credit facilities, $32.1 million of treasury stock purchases and $8.4 million for the note payable installments related to the Argentine acquisition, partially offset by $5.2 million inflow related to stock-based compensation.

Capital Expenditures

Capital expenditures and the cash outflow for capital expenditures were as follows:

(In millions)	Capital Expenditures	Cash Outflow for Capital Expenditures
Three Months Ended March 31, 2014	$25.3	$63.1

Three Months Ended March 31, 2013	$39.5	$77.5

Capital expenditures included investment primarily in our new spray manufacturing and technology center in Singapore. We expect capital expenditures in 2014 to be approximately $180 million, including our investment in the capital expenditure in Singapore, with continued emphasis on investment in growth and innovation.

Short-Term Borrowings and Note Payable

For information regarding Short-Term Borrowings and Note Payable, see “Item 1. Financial Statements - Note 15. Debt.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression. Such statements are likely to relate to, among other things, a discussion of goals, plans and projections regarding financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, capital expenditures, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations that involve inherent risks, uncertainties and assumptions that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: (1) the ability to sustain brand strength, particularly the Enfa family of brands; (2) the effect on our reputation of real or perceived quality issues; (3) the effect of regulatory restrictions related to our products; (4) the adverse effect of commodity costs; (5) increased competition from branded, private label, store and economy-branded products; (6) the effect of an economic downturn on consumers’ purchasing behavior and customers’ ability to pay for product; (7) inventory reductions by customers; (8) the adverse effect of changes in foreign currency exchange rates; (9) the effect of changes in economic, political and social conditions in the markets where we operate; (10) changing consumer preferences; (11) the possibility of changes in the Women, Infant and Children (“WIC”) program, or participation in WIC; (12) legislative, regulatory or judicial action that may adversely affect our ability to advertise our products or maintain product margins; and (13) the ability to develop and market new, innovative products. For additional information regarding these and other factors, see our filings with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), which filings are available upon request from the SEC or at www.meadjohnson.com. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Other than as stated below, there have been no material changes in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2013 Form 10-K.

Venezuela Risk
During the first quarter of 2014, the Venezuelan government enacted changes affecting the country’s currency exchange and other controls. In late January 2014, the government announced the replacement of the Commission for the Administration of Foreign Exchange (“CADIVI”) with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”). In conjunction with this replacement, CENCOEX assumed control of the sale and purchase of foreign currency in Venezuela, and has maintained the official exchange rate of 6.3 Bolivares Fuertes (“VEF”) to 1.0 U.S. dollar (“USD”) (the “Official Rate”). Entities can continue to seek approval to transact through the CENCOEX mechanism at the Official Rate, which is honored for certain priority transactions.

Additional changes in January expanded the types of transactions that may be subject to the weekly auction mechanism under the Complimentary Currency Administration System (“SICAD I”), which had a published rate of 10.7 VEF to 1.0 USD as of March 31, 2014. We concluded that among other items, future inter-company dividend remittances qualify for the purchase of foreign currency at the SICAD I rate under the revised law. As such, we adopted the SICAD I rate for purposes of remeasuring the net monetary assets of our Venezuelan subsidiary effective February 28, 2014. The net impact of this adoption was a loss of $4.0 million, which was recognized in our Statement of Earnings as a component of other expenses - net. Because the SICAD I auction rate is a floating rate, the potential exists for additional financial impacts if the auction rate changes significantly. For the year ended December 31, 2013, net sales from our Venezuelan subsidiary represented approximately 2% of total Company net sales. As of March 31, 2014, our subsidiary had approximately $7 million of net monetary assets.

In February 2014, the Venezuelan government announced plans for the Alternative Foreign Exchange System (“SICAD II”), which is intended to more closely resemble a market-driven exchange. SICAD II became effective on March 24, 2014, with a closing rate of 50.9 VEF to 1.0 USD as of March 31, 2014. We continue to monitor SICAD II developments and any related regulatory developments, but currently do not plan to attempt to access the SICAD II exchange.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in Part I of this report under “Item 1. Financial Statements - Note 19. Contingencies” and is incorporated by reference herein.

ITEM 1A.         RISK FACTORS.

There is no material change in the information reported under “Item 1A. Risk Factors” contained in our 2013 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending March 31, 2014:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
January 1, 2014 through January 31, 2014	160,000	$80.93	160,000	$477.4
February 1, 2014 through February 28, 2014	128,898	$74.34	128,898	$467.8
March 1, 2014 through March 31, 2014	-		-	$467.8
	288,898	$77.99	288,898	$467.8

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

(3)
On September 11, 2013, the Company announced that its board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization does not have an expiration date. As of March 31, 2014, the Company had $467.8 million remaining available under the 2013 Authorization.

ITEM 6.     EXHIBITS.

Exhibit Number	Exhibit Description

12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

18.1	Preferability Letter Regarding Change in Accounting Policy

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY

Date:	April 24, 2014	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)