Form 10-Q
period 2014-06-30
Mead Johnson Nutrition Co
filed 2014-07-22
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 17, 2014, there were 202,165,599 shares of the registrant’s common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET SALES	$1,111.1	$1,055.3	$2,224.4	$2,093.2
Cost of Products Sold	426.8	382.0	832.5	767.0
GROSS PROFIT	684.3	673.3	1,391.9	1,326.2
Operating Expenses:
Selling, General and Administrative	242.3	223.4	475.2	430.5
Advertising and Promotion	174.6	167.6	330.3	312.1
Research and Development	26.7	24.8	53.8	47.3
Other (Income)/Expenses – net	(4.2)	10.7	(3.5)	16.0
EARNINGS BEFORE INTEREST AND INCOME TAXES	244.9	246.8	536.1	520.3

Interest Expense – net	15.3	12.4	27.7	26.6
EARNINGS BEFORE INCOME TAXES	229.6	234.4	508.4	493.7

Provision for Income Taxes	53.5	61.0	124.5	130.3
NET EARNINGS	176.1	173.4	383.9	363.4
Less Net Earnings Attributable to Noncontrolling Interests	4.7	1.4	10.1	3.4
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$171.4	$172.0	$373.8	$360.0
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$0.85	$0.85	$1.85	$1.77
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$0.84	$0.84	$1.84	$1.77

Weighted Average Shares - Basic	202.2	202.6	202.0	202.6
Weighted Average Shares – Diluted	202.7	203.2	202.5	203.2
Dividends Declared per Share	$0.375	$0.340	$0.750	$0.680

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET EARNINGS	$176.1	$173.4	$383.9	$363.4

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	5.4	(27.2)	(27.9)	(61.9)
Tax Benefit	0.3	1.4	2.7	4.6
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Losses on Derivatives Qualifying as Hedges for the Period	(28.5)	8.4	(70.3)	4.0
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	(1.9)	3.2	(3.3)	6.2
Tax Benefit/(Expense)	10.6	(3.3)	26.4	(2.8)
Pension and Other Post-employment Benefits
Reclassification Adjustment for Losses Included in Net Earnings	0.1	—	0.2	—
OTHER COMPREHENSIVE INCOME/(LOSS)	(14.0)	(17.5)	(72.2)	(49.9)

COMPREHENSIVE INCOME	162.1	155.9	311.7	313.5

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	4.4	(0.3)	3.8	(3.5)

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$157.7	$156.2	$307.9	$317.0

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,586.3	$1,050.8
Receivables – net of allowances of $11.5 and $6.5, respectively	418.2	384.4
Inventories	574.7	534.8
Deferred Income Taxes – net of valuation allowance	87.6	75.3
Income Taxes Receivable	33.8	15.9
Prepaid Expenses and Other Assets	71.6	56.9
Total Current Assets	2,772.2	2,118.1
Property, Plant and Equipment – net	884.7	867.5
Goodwill	175.4	196.8
Other Intangible Assets – net	82.4	97.5
Deferred Income Taxes – net of valuation allowance	54.2	37.0
Other Assets	143.6	157.2
TOTAL	$4,112.5	$3,474.1
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$3.5	$2.0
Accounts Payable	543.0	566.8
Dividends Payable	76.5	69.3
Current Portion of Long-Term Debt	502.2	505.6
Accrued Expenses	203.2	220.0
Accrued Rebates and Returns	333.5	314.9
Deferred Income – current	11.9	46.6
Income Taxes – payable and deferred	69.9	56.1
Total Current Liabilities	1,743.7	1,781.3
Long-Term Debt	1,502.1	1,009.1
Deferred Income Taxes – noncurrent	13.0	15.3
Pension and Other Post-employment Liabilities	170.7	161.8
Other Liabilities	178.8	156.4
Total Liabilities	3,608.3	3,123.9
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	56.5	49.7

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 207.5 and 206.8 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(686.1)	(721.5)
Retained Earnings	1,641.9	1,432.3
Treasury Stock – at cost	(388.7)	(351.9)
Accumulated Other Comprehensive Loss	(135.1)	(69.2)
Total Shareholders’ Equity	434.1	291.8
Noncontrolling Interests	13.6	8.7
Total Equity	447.7	300.5
TOTAL	$4,112.5	$3,474.1

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interest
Balance as of January 1, 2014	$2.1	$(721.5)	$1,432.3	$(351.9)	$(69.2)	$8.7	$300.5	$49.7
Stock-based Compensation Awards		35.4		(7.8)			27.6
Treasury Stock Acquired				(29.0)			(29.0)
Distributions to Noncontrolling Interests						(4.4)	(4.4)	—
Cash Dividends Declared			(151.9)				(151.9)
Net Earnings			373.8			9.6	383.4	0.5
Redeemable Noncontrolling Interest Accretion			(12.3)				(12.3)	12.3
Other Comprehensive Loss					(65.9)	(0.3)	(66.2)	(6.0)
Balance as of June 30, 2014	$2.1	$(686.1)	$1,641.9	$(388.7)	$(135.1)	$13.6	$447.7	$56.5

Balance as of January 1, 2013	$2.1	$(772.8)	$1,052.4	$(244.6)	$(18.4)	$10.3	$29.0	$36.3
Stock-based Compensation Awards		37.7		(17.7)			20.0
Treasury Stock Acquired				(42.9)			(42.9)
Distributions to Noncontrolling Interests						(3.7)	(3.7)	(1.2)
Cash Dividends Declared			(138.0)				(138.0)
Net Earnings			360.0			3.0	363.0	0.4
Redeemable Noncontrolling Interest Accretion			(15.9)				(15.9)	15.9
Other Comprehensive Income/(Loss)					(43.0)	1.9	(41.1)	(8.8)
Balance as of June 30, 2013	$2.1	$(735.1)	$1,258.5	$(305.2)	$(61.4)	$11.5	$170.4	$42.6

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$383.9	$363.4
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	44.2	41.7
Other	26.7	43.6
Changes in Assets and Liabilities	(103.7)	(46.0)
Payments for Settlement of Interest Rate Forward Swaps	(45.0)	—
Pension and Other Post-employment Benefits Contributions	(2.1)	(2.9)
Net Cash Provided by Operating Activities	304.0	399.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(94.8)	(117.0)
Proceeds from Sale of Property, Plant and Equipment	0.3	1.6
Proceeds from/(Investment in) Other Companies	4.0	(1.3)
Net Cash Used in Investing Activities	(90.5)	(116.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	3.2	5.3
Repayments of Short-term Borrowings	(1.3)	(128.1)
Repayments of Notes Payable	—	(10.8)
Payments of Dividends	(144.7)	(129.9)
Stock-based-compensation-related Proceeds and Excess Tax Benefits	20.3	18.8
Purchases of Treasury Stock	(34.6)	(60.6)
Long-term Debt Borrowings, net of original issue discount and expenses paid	492.3	—
Distributions to Noncontrolling Interests	(4.4)	(4.9)
Net Cash Provided by/(Used in) Financing Activities	330.8	(310.2)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(8.8)	(11.1)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	535.5	(38.2)
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,050.8	1,042.1
End of Period	$1,586.3	$1,003.9

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2014 and December 31, 2013, results of operations and cash flows for the six months ended June 30, 2014 and 2013. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full-year operating results or future performance.

The accounting policies used in preparing these consolidated financial statements are the same as those used to prepare the Company’s annual report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) with the exception of the Company’s pension accounting policy which is discussed below under “Change in Accounting Principles.” These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited year-end financial statements and accompanying notes included in the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2014 which revised and superseded the corresponding portions of the 2013 Form 10-K.

Recently Adopted Accounting Standards—In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830), clarifying the applicable guidance for the release of the cumulative translation adjustment. ASU 2013-05 was effective for the Company in the period beginning January 1, 2014. The adoption of this update did not have a material impact on the consolidated financial statements.

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

Recently Issued Accounting Standards—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for MJN in the first quarter of 2017. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated financial statements and related disclosures.

Change in Accounting Principles—During the first quarter of 2014, the Company changed its accounting principles for the recognition of actuarial gains and losses for all of its defined benefit pension and other post-employment benefit plans and the calculation of expected return on pension plan assets.  Historically, the Company recognized actuarial gains and losses as a component of accumulated other comprehensive loss in its Consolidated Balance Sheets and amortized them into the Consolidated Statements of Earnings over the average future service period of the active employees of these plans to the extent such gains and losses were outside of a corridor.  Starting in the first quarter of 2014, the Company elected to immediately recognize actuarial gains and losses in its Consolidated Statements of Earnings on the basis that it is preferable to accelerate the recognition of such gains and losses into earnings rather than to delay them over time.  Additionally, for purposes of calculating the expected return on pension plan assets, the Company previously used a calculated value for the market-related valuation of pension plan assets. With this change in accounting principle, the Company now uses the actual fair value of pension plan assets. These changes improve transparency in operating results by immediately recognizing the effects of external conditions on plan obligations, investments and assumptions.

Under these changes in accounting principles, actuarial gains and losses from these plans are recognized upon plan remeasurement in the fourth quarter of each year, or more frequently if a remeasurement occurs. The remaining components of net periodic benefit cost, primarily interest on projected benefit obligation and the expected return on pension plan assets, continue to be recorded on a quarterly basis. Actuarial gains and losses are recognized within Corporate and Other and the remaining components of net periodic benefit costs are recognized in the respective reportable segments.

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

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Previously Reported	Impact of Change	Recast	Previously Reported	Impact of Change	Recast
(in millions except per share data)

Consolidated Statements of Earnings
Cost of Products Sold	$384.4	$(2.4)	$382.0	$775.3	$(8.3)	$767.0
Selling, General and Administrative	227.2	(3.8)	223.4	444.2	$(13.7)	430.5
Research and Development	25.5	(0.7)	24.8	49.7	$(2.4)	47.3
Other (Income)/Expenses – net	19.0	(8.3)	10.7	31.2	$(15.2)	16.0
EARNINGS BEFORE INTEREST AND INCOME TAXES	231.6	15.2	246.8	480.7	$39.6	520.3
EARNINGS BEFORE INCOME TAXES	219.2	15.2	234.4	454.1	$39.6	493.7
Provision for Income Taxes	55.6	5.4	61.0	116.0	$14.3	130.3
NET EARNINGS	163.6	9.8	173.4	338.1	$25.3	363.4
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	162.2	9.8	172.0	334.7	$25.3	360.0
Earnings per Share – Basic	$0.80	$0.05	$0.85	$1.65	$0.12	$1.77
Earnings per Share – Diluted	$0.80	$0.04	$0.84	$1.64	$0.13	$1.77

Consolidated Statements of Comprehensive Income
Deferred Gains on Pension and Other Post-employment Benefits	$(0.2)	0.2	$—	$0.8	(0.8)	$—
Reclassification Adjustment for Losses Included in Net Earnings	10.5	(10.5)	—	19.4	(19.4)	—
Tax Benefit/(Expense)	(3.6)	3.6	—	(7.1)	7.1	—

	December 31, 2013
	Previously Reported	Impact of Change	Recast
(in millions)

Consolidated Balance Sheets
Additional Paid-in/(Distributed) Capital	$(625.3)	$(96.2)	$(721.5)
Retained Earnings	1,470.4	(38.1)	1,432.3
Accumulated Other Comprehensive Loss	(203.5)	134.3	(69.2)

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Basic earnings per share:
Weighted-average shares outstanding	202.2	202.6	202.0	202.6
Net earnings attributable to shareholders	$171.4	$172.0	$373.8	$360.0
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.3)	(0.7)	(0.7)
Net earnings attributable to shareholders used for basic earnings per share calculation	$171.1	$171.7	$373.1	$359.3
Net earnings attributable to shareholders per share	$0.85	$0.85	$1.85	$1.77
Diluted earnings per share:
Weighted-average shares outstanding	202.2	202.6	202.0	202.6
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.5	0.6	0.5	0.6
Weighted-average shares — diluted	202.7	203.2	202.5	203.2
Net earnings attributable to shareholders	$171.4	$172.0	$373.8	$360.0
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.3)	(0.7)	(0.7)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$171.1	$171.7	$373.1	$359.3
Net earnings attributable to shareholders per share	$0.84	$0.84	$1.84	$1.77

Potential shares outstanding from all stock-based awards were 2.9 million as of June 30, 2014 and 2013, respectively. Of these shares, 2.4 million and 2.3 million were not included in the diluted earnings per share calculation for the three months ended June 30, 2014 and 2013, respectively, and 2.4 million and 2.3 million were not included in the diluted earnings per share calculation for the six months ended June 30, 2014 and 2013, respectively.

4.                                      INCOME TAXES

For the three and six months ended June 30, 2014, the effective tax rate (“ETR”) was 23.3% and 24.5%, respectively, compared with 26.0% and 26.4% for the same periods in 2013. The ETR decrease was primarily due to a change in the geographic earnings mix.

The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of June 30, 2014 and December 31, 2013, was $138.5 million and $117.4 million, respectively. The Company believes that it has adequately provided for all uncertain tax positions. The Company is currently under examination by taxing authorities in various jurisdictions in which it operates, including the United States. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.

Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (“BMS”), the Company’s former parent, maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has a receivable from BMS for uncertain tax positions, including penalties and interest, of $9.3 million and $8.9 million as of June 30, 2014 and December 31, 2013 respectively.

5.                                      SEGMENT INFORMATION

MJN operates in four geographic operating segments: Asia, Europe, Latin America and North America. This operating segmentation is how the chief operating decision maker regularly assesses information for decision making purposes, including allocation of resources. Due to similarities between North America and Europe, the Company aggregated these two operating segments into one reportable segment. As a result, the Company has three reportable segments: Asia, Latin America and North America/Europe.

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

During the first quarter of 2014, the Company changed its accounting principles for the recognition of actuarial gains and losses for all of its defined benefit pension and other post-employment plans and the calculation of expected return on pension plan assets (See Note 2 for a discussion of the change in accounting principles). The Company has applied these accounting changes retrospectively to all periods presented and to all reportable segments as well as Corporate and Other.

The following table summarizes net sales and earnings before interest and income taxes for each of the reportable segments:

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Asia	$575.6	$534.2	$195.9	$192.0	$1,168.3	$1,088.4	$437.2	$413.6
Latin America	224.4	223.2	53.4	47.6	436.8	424.3	100.0	94.6
North America/Europe	311.1	297.9	68.0	75.0	619.3	580.5	134.1	127.9
Total reportable segments	1,111.1	1,055.3	317.3	314.6	2,224.4	2,093.2	671.3	636.1
Corporate and Other	—	—	(72.4)	(67.8)	—	—	(135.2)	(115.8)
Total	$1,111.1	$1,055.3	$244.9	$246.8	$2,224.4	$2,093.2	$536.1	$520.3

6.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Stock options	$1.8	$1.6	$3.5	$3.3
Performance share awards	3.6	5.2	6.8	9.4
Restricted stock units	2.6	3.0	5.0	5.7
Total pre-tax stock-based compensation expense	$8.0	$9.8	$15.3	$18.4
Net tax benefit related to stock-based compensation expense	$(2.7)	$(3.3)	$(5.3)	$(6.2)

During the six months ended June 30, 2014, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.4	$17.58
Performance share awards	0.2	$78.64
Restricted stock units	0.2	$81.64

As of June 30, 2014, the Company had the following award expense yet to be recognized:

(Dollars and shares in millions)	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	$11.5	2.0
Performance share awards	$15.2	1.5
Restricted stock units	$23.1	2.6

7.                                      PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

During the first quarter of 2014, the Company changed its accounting principles for the recognition of actuarial gains and losses for all of its defined benefit pension and other post-employment benefit plans and the calculation of expected return on pension plan assets.  Historically, the Company recognized actuarial gains and losses as a component of accumulated other comprehensive loss in its Consolidated Balance Sheets and amortized them into its Consolidated Statements of Earnings over the average future service period of the active employees of these plans to the extent that such gains and losses were outside of a corridor.  The Company elected to immediately recognize actuarial gains and losses in its Consolidated Statements of Earnings on the basis that it is preferable to accelerate the recognition of such gains and losses into earnings rather than to delay them over time.  Additionally, for purposes of calculating the expected return on pension plan assets, the Company previously used a calculated value for the market-related valuation of pension plan assets. With this change in accounting, the Company now uses the actual fair value of pension plan assets.  These changes improve transparency in operating results by immediately recognizing the effects of external conditions on plan obligations, investments and assumptions.  Under the changes in accounting principle, actuarial gains and losses from these plans are recognized upon plan remeasurement in the fourth quarter of each year, or more frequently if a remeasurement occurs.  The Company has applied these changes retrospectively, adjusting the comparative periods presented (see Note 2 for discussion of the change in accounting principles).

The net periodic benefit cost of the Company’s defined benefit pension and post-employment benefit plans includes:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost – benefits earned during the period	$1.5	$1.3	$0.2	$0.2	$2.8	$2.6	$0.4	$0.5
Interest cost on projected benefit obligations	3.6	3.6	0.4	0.3	7.6	7.2	0.8	0.6
Amortization of transition cost	0.1	—	—	—	0.2	—	—	—
Expected return on plan assets	(3.8)	(4.2)	—	—	(7.8)	(8.5)	—	—
Net periodic benefit cost	$1.4	$0.7	$0.6	$0.5	$2.8	$1.3	$1.2	$1.1
Net Actuarial (Gains)/Losses	7.1	(4.7)	—	—	7.1	(19.9)	—	—
Total net periodic benefit cost	$8.5	$(4.0)	$0.6	$0.5	$9.9	$(18.6)	$1.2	$1.1

During the three months ended June 30, 2014, the Company remeasured its U.S. pension plan as aggregate lump sum settlement payments exceeded anticipated interest costs for the year. In addition, during the three months ended June 30, 2014, MJN changed the yield curve used in the determination of its discount rate for purposes of measuring the obligation related to the Company’s U.S. pension plan. This change results in a better, more refined estimate of the pension obligation. The change in the yield curve resulted in an approximate $8 million gain which was offset by the remeasurement of the U.S. pension plan during the three months ended June 30, 2014, resulting in a net actuarial loss of $7.1 million.

For the six months ended June 30, 2014 and 2013, the Company contributed $2.1 million and $2.9 million, respectively, to pension plans, primarily outside the U.S.

8.                               OTHER (INCOME)/EXPENSES - NET

The components of other (income)/expenses - net were:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Foreign exchange (gains)/losses - net	$(4.2)	$0.1	$2.2	$4.8
Administrative penalty (China)	—	7.4	—	7.4
Gain on sale of investment	—	—	(4.0)	—
Other - net	—	3.2	(1.7)	3.8
Other (income)/expenses - net	$(4.2)	$10.7	$(3.5)	$16.0

Foreign exchange (gains)/losses - net for the three and six months ended June 30, 2014 includes gains in the amount of $6.6 million and $8.6 million, respectively, as a result of the Company’s exchange of Bolivares Fuertes for U.S. dollars through a Venezuela government exchange at a rate more favorable than the rate used to remeasure net monetary assets of its Venezuelan subsidiary. In addition, for the six months ended June 30, 2014, foreign exchange (gains)/losses - net includes a $6.1 million loss related to the Company’s February 2014 adoption of a new exchange rate for purposes of remeasuring the monetary assets and liabilities of its Venezuelan subsidiary. See Note 18 for additional information.

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

11.                               INVENTORIES

The major categories of inventories were as follows:

(In millions)	June 30, 2014	December 31, 2013
Finished goods	$301.6	$312.7
Work in process	81.9	82.5
Raw and packaging materials	191.2	139.6
Inventories	$574.7	$534.8

12.                               PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment were as follows:

(In millions)	June 30, 2014	December 31, 2013
Land	$12.8	$12.6
Buildings	676.2	550.8
Machinery, equipment and fixtures	665.1	650.3
Construction in progress	165.1	260.9
Accumulated depreciation	(634.5)	(607.1)
Property, plant and equipment — net	$884.7	$867.5

For the six months ended June 30, 2014, buildings increased primarily due to the investment in the Company’s new spray dryer and technology center in Singapore.

13.                               GOODWILL

The Company tests goodwill for impairment in the third quarter of each year and whenever an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount.
For the six months ended June 30, 2013, the change in the carrying amount of goodwill by reportable segment was primarily driven by the cumulative impact of a correction in the currency denomination of the goodwill related to two reporting units. The revision had the impact of decreasing the Company’s total value of goodwill and decreasing the total currency translation adjustment included in the accumulated other comprehensive loss section of shareholders’ equity and other comprehensive income.

For the six months ended June 30, 2014 and 2013, the change in the carrying amount of goodwill by reportable segment was as follows:

(In millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2014	$—	$177.8	$19.0	$196.8
Translation adjustments	—	(21.4)	—	(21.4)
Balance as of June 30, 2014	$—	$156.4	$19.0	$175.4

Balance as of January 1, 2013	$—	$253.6	$17.0	$270.6
Redenomination	—	(42.5)	2.0	(40.5)
Translation adjustments	—	(13.0)	—	(13.0)
Balance as of June 30, 2013	$—	$198.1	$19.0	$217.1

As of June 30, 2014, the Company had no accumulated impairment loss.

14.                               OTHER INTANGIBLE ASSETS

The Company tests intangible assets not subject to amortization for impairment in the third quarter of each year and whenever an event occurs or circumstances change that indicate that it is more likely than not that the asset is impaired.

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2014 and December 31, 2013 were as follows:

	As of June 30, 2014			As of December 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trademark(1) .	$27.3	$—	$27.3	$34.5	$—	$34.5
Non-compete agreement(1) .	5.4	—	5.4	6.8	—	6.8
Sub-total	32.7	—	32.7	41.3	—	41.3
Amortizable intangible assets:
Computer software	135.0	(87.3)	47.7	132.8	(79.3)	53.5
Distributor-customer relationship(1) .	2.6	(0.6)	2.0	3.3	(0.6)	2.7
Sub-total	137.6	(87.9)	49.7	136.1	(79.9)	56.2
Total other intangible assets	$170.3	$(87.9)	$82.4	$177.4	$(79.9)	$97.5
(1) Changes in balances result from currency translation and amortization.

15.                               DEBT

Short-Term Borrowings and Five-Year Revolving Credit Facility Agreement

As of June 30, 2014 and December 31, 2013 the Company’s short-term borrowings were $3.5 million and $2.0 million, respectively, which consisted of borrowings made by the Company’s subsidiary in Argentina. These short-term borrowings had a weighted-average interest rate of 31.00% as of June 30, 2014. The Company intends to repay these borrowings within 12 months and has the ability to do so.

During the three months ended June 30, 2014, the Company amended its revolving credit facility agreement to provide for, among other things, an increase in the aggregate amount available for borrowing under the facility, the addition of certain financial institutions as lenders and the extension of the facility’s maturity date. The amended credit facility is unsecured and repayable at maturity in June 2019, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the amended facility is $750.0 million, which may be increased from time to time up to $1.0 billion at the Company’s request, subject to obtaining additional commitments and other customary conditions. The credit facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.50 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these covenants as of June 30, 2014. Borrowings from the Company’s credit facility are used for working capital and other general corporate purposes.

Borrowings under the credit facility bear interest at a rate that is determined as a base rate plus a margin. The base rate is either (a) LIBOR for a specified interest period, or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR. The margin is determined by reference to the Company’s credit rating. The margin can range from 0.00% to 1.38% over the base rate. In addition, the Company incurs an annual 0.13% facility fee on the entire facility commitment of $750.0 million.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	June 30, 2014	December 31, 2013
Principal Value:
3.50% Notes due 2014	$500.0	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0
4.60% Notes due 2044	500.0	—
Sub-total	2,000.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for settled interest rate swaps	12.2	16.7
Unamortized bond discount	(4.4)	(2.0)
Fair value interest rate swaps	(3.5)	—
Less amount due within one year	502.2	505.6
Long-term debt	$1,502.1	$1,009.1

During the three months ended June 30, 2014, the Company issued and sold $500.0 million of 4.60% senior notes due June 1, 2044 at a public offering price of 99.465% (the “2044 Notes”). Net proceeds from the sale of the 2044 Notes, after deducting underwriters' discounts and offering expenses, were $492.0 million. Interest on the 2044 Notes is payable semi-annually on June 1 and December 1 of each year. Proceeds from the 2044 Notes, together with cash on hand, will be used to redeem the 3.50% Notes due in 2014 (the “2014 Notes”). In addition, during the three months ended June 30, 2014, the Company settled a series of cash flow interest rate forward swaps into which it originally entered during the fourth quarter of 2013. These swaps were intended to mitigate interest rate exposure associated with the Company’s offering of the 2044 Notes. See Note 16 for discussion of the Company’s cash flow interest rate forward swaps.

During the three months ended June 30, 2014, the Company entered into a series of fair value interest rate swaps that effectively convert the Company’s 4.90% Notes due 2019 (the “2019 Notes”) from a fixed rate structure to a floating rate structure. These swaps have resulted in a fair value adjustment of $3.5 million to reduce long-term debt, which is offset by a long-term derivative liability. See Note 16 for a discussion of the fair value swaps.

In July 2014, MJN issued a notice of redemption for its $500.0 million of 2014 Notes, specifying a redemption date of August 13, 2014.  As the principal on these notes was scheduled to mature on November 1, 2014, the $500.0 million principal value and the related unamortized discount and settled interest rate swaps are presented as short-term debt.

Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $2,129.2 million (Level 2) as of June 30, 2014.

The components of interest expense-net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Interest expense	$17.8	$14.8	$32.6	$30.8
Interest income	(2.5)	(2.4)	(4.9)	(4.2)
Interest expense-net	$15.3	$12.4	$27.7	$26.6

16.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. These financial instruments were classified as Level 2 in the fair value hierarchy at June 30, 2014 and December 31, 2013, and there were no transfers between levels in the fair value hierarchy during the periods then ended.

The following table summarizes the fair value of the Company's outstanding derivatives:

(In millions)	Hedge Designation	Balance Sheet Location	June 30, 2014	December 31, 2013
Foreign exchange contracts	Cash Flow	Other assets	$—	$4.2
Interest rate forward swaps	Cash Flow	Other assets	—	19.9
Commodity contracts	Cash Flow	Other assets	0.1	—
Foreign exchange contracts	Cash Flow	Accrued expenses	(6.0)	(0.5)
Commodity contracts	Cash Flow	Accrued expenses	—	—
Interest rate swaps	Fair Value	Other Liabilities	$(3.5)	$—
Net asset/(liability) position of derivatives designated as hedging instruments			$(9.4)	$23.6

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at June 30, 2014 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company's portfolio, MJN does not require collateral or any other form of security to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges

As of June 30, 2014 and December 31, 2013, all of the Company’s cash flow hedges qualify as hedges of forecasted cash flows and the effective portion of changes in fair value are temporarily reported in accumulated other comprehensive income (loss). During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges are recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three and six months ended June 30, 2014 and 2013, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts

The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated intercompany purchases anticipated in the next 18 months and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying intercompany purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold. The impact of ineffectiveness related to the Company’s foreign exchange hedges on earnings was insignificant for the three and six months ended June 30, 2014 and 2013.

As of June 30, 2014, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $256.0 million, with a fair value of $6.0 million in a liability position. As of December 31, 2013, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $201.4 million, with a fair value of $3.7 million in net assets. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2014	2013
Balance—January 1	$3.2	$(4.1)
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(6.5)	4.0
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(3.5)	6.2
Change in deferred taxes	2.8	(2.8)
Balance—June 30	$(4.0)	$3.3

At June 30, 2014, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income was $4.0 million, $3.7 million of which is expected to be reclassified into earnings within the next 12 months.

Interest Rate Forward Swaps
During 2013, the Company entered into interest rate forward starting swaps with a combined notional value of $500.0 million. The forward starting rates of the swaps ranged from 3.79% to 3.94% and had an effective date of October 31, 2014. The interest rate forward starting swaps effectively mitigated the interest rate exposure associated with the Company’s anticipated offering of the 2044 Notes, the proceeds of which were intended to retire $500.0 million of existing long-term debt with a stated maturity in November 2014 (i.e. 2014 Notes). These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. During the three months ended June 30, 2014, and around the time of the issuance of the 2044 Notes, the Company paid $45.0 million to settle the outstanding forward swaps. This payment was recognized in accumulated other comprehensive income (loss) and will be amortized over the life of the 2044 Notes. There was $0.5 million of ineffectiveness related to the forward swaps through the date of settlement which was recognized as a loss within other (income)/expenses-net. During the three months ended June 30, 2014, $0.2 million of amortization of the settlement amount was recognized within interest expense.

Commodity Hedges
During the fourth quarter of 2013, the Company began utilizing commodity hedges to minimize the variability in cash flows due to fluctuations in market prices of the Company’s non-fat dry milk purchases for North America. The maturities of the commodity contracts are scheduled to match the pricing terms of the Company’s existing bulk purchase agreements. When the underlying non-fat dry milk purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold.

As of June 30, 2014, the Company had commodity contracts outstanding covering 2.3 million pounds of forecasted non-fat dry milk purchases, representing approximately 20% of the Company’s total forecasted volume, where pricing is not established through supply agreements, over the next six months. The effective portion of the hedge, which was recorded at fair value as a component of accumulated other comprehensive income, and the ineffective portion recognized within other (income)/expenses-net were both insignificant as of June 30, 2014 and for the period then ended.

Fair Value Hedges

Interest Rate Swaps

In November 2009, the Company entered into several interest rate swaps to convert $700.0 million of the Company’s then newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company settled $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company settled the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt.

In May 2014 the Company entered into eight interest rate swaps with multiple counterparties, which have an aggregate notional amount of $700.0 million of outstanding principal. This series of swaps effectively converts the $700.0 million of 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding at June 30, 2014.

The earnings impact and decrease in interest expense from interest rate swaps was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Amortization of basis adjustment for settled interest rate swaps recognized in interest expense	$(2.3)	$(2.3)	(4.6)	(4.6)
Gain on impact of fair value swaps for the 2019 Notes	$(1.0)	$—	(1.0)	—
Total impact of fair value hedges on interest expense	$(3.3)	$(2.3)	(5.6)	(4.6)

The following table summarizes the interest rate swaps outstanding as of June 30, 2014, all of which have a hedge inception date of May 2014 and a maturity date of November 2019:

(In millions)	Notional Amount of Underlying	Fixed Rate Received	Variable Rate Paid (U.S. 3 Month LIBOR +)	Fair Value
Swaps associated with the 2019 Notes	$700.0	4.9%	3.14%	$(3.5)

See Note 15 for discussion of the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds which totaled $608.2 million and $447.8 million as of June 30, 2014 and December 31, 2013, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

17.                               EQUITY

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2014	206.8	4.8	$351.9
Stock-based compensation	0.7	0.1	7.8
Treasury stock purchases	—	0.4	29.0
Balance as of June 30, 2014	207.5	5.3	$388.7

Balance as of January 1, 2013	206.0	3.5	$244.6
Stock-based compensation	0.7	0.2	17.7
Treasury stock purchases	—	0.6	42.9
Balance as of June 30, 2013	206.7	4.3	$305.2

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

On September 10, 2013, MJN’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock. As of June 30, 2014, the Company had $461.4 million remaining available under this authorization.

Changes in accumulated other comprehensive loss by component were as follows:

(In millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	Pension and Other Post-employment Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2014	$(83.6)	$15.4	$(1.0)	$(69.2)	$1.9		$(14.4)

Deferred Losses	(21.5)	(70.3)	—	(91.8)	(0.4)	(1)	(6.0)	(1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	(3.3)	0.2	(3.1)	—		—
Tax Benefit	2.6	26.4	—	29.0	0.1		—

Balance as of June 30, 2014	$(102.5)	$(31.8)	$(0.8)	$(135.1)	$1.6		$(20.4)

Balance as of January 1, 2013	$(14.6)	$(4.1)	$0.3	$(18.4)	$(0.2)		$—

Deferred Gains/(Losses)	(56.1)	4.0	—	(52.1)	3.0	(1)	(8.8)	(1)
Reclassification Adjustment for Losses Included in Net Earnings	—	6.2	—	6.2	—		—
Tax Benefit/(Expense)	5.7	(2.8)	—	2.9	(1.1)		—

Balance as of June 30, 2013	$(65.0)	$3.3	$0.3	$(61.4)	$1.7		$(8.8)
(1) Represents foreign currency translation adjustments.

Deferred losses on derivatives qualifying as hedges for the six months ended June 30, 2014 included $64.4 million related to the change in the underlying position of the Company’s interest rate forward swaps intended to mitigate interest rate exposure associated with the 2044 Notes. These interest rate forward swaps were in a gain position with a fair value of $19.4 million at December 31, 2013. From December 31, 2013 through the Company’s settlement in May 2014, the fair value of these interest rate forward swaps declined $64.4 million, resulting in a loss position with a fair value of $45.0 million upon settlement.

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Three Months Ended June 30,
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2014	2013	2014	2013	2014	2013
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$1.9	$(3.2)	$(0.6)	$0.9	$1.3	$(2.3)

Pension and Other Post-employment Benefit Plans:
Prior Service Benefits	(0.1)	—	—	—	(0.1)	—
Total Reclassifications	$1.8	$(3.2)	$(0.6)	$0.9	$1.2	$(2.3)

	Six Months Ended June 30,
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2014	2013	2014	2013	2014	2013
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$3.3	$(6.2)	$(1.0)	$1.8	$2.3	$(4.4)

Pension and Other Post-employment Benefit Plans:
Prior Service Benefits	(0.2)	—	—	—	(0.2)	—
Total Reclassifications	$3.1	$(6.2)	$(1.0)	$1.8	$2.1	$(4.4)

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

Additional changes in January expanded the types of transactions that may be subject to the weekly auction mechanism under the Complimentary Currency Administration System (“SICAD I”). MJN concluded that among other items, future inter-company dividend remittances qualify for the purchase of foreign currency at the SICAD I rate under the revised law. As such, MJN adopted the SICAD I rate for purposes of remeasuring the net monetary assets of our Venezuelan subsidiary effective February 28, 2014. The remeasurement impact of this adoption in the first quarter of 2014 was a loss of $6.1 million, which was recognized in MJN’s Statement of Earnings as a component of other (income)/expenses - net. Because the SICAD I auction rate is a floating rate, the potential exists for additional financial impacts if the auction rate changes significantly. As of June 30, 2014, SICAD I had a published rate of 10.6 VEF to 1.0 USD. In February 2014, the Venezuelan government announced plans for the Alternative Foreign Exchange System (“SICAD II”), which is intended to more closely resemble a market-driven exchange. SICAD II became effective on March 24, 2014. As of June 30, 2014, SICAD II had a published rate of 50.0 VEF to 1.0 USD. MJN currently does not plan to attempt to access USD using the SICAD II exchange under the current exchange structure.

During the three months and six months ended June 30, 2014, the Company recognized gains of $6.6 million and $8.6 million, respectively, related to its exchange of VEF for USD at the CENCOEX Official Rate, which is more favorable than the SICAD I rate used to remeasure net monetary assets of MJN’s Venezuelan subsidiary.

It is possible that the Venezuelan government will further refine or alter mechanisms through which companies are able to access USD, which could both change the rate at which MJN can access USD and the rate used by the Company to remeasure the net monetary assets of its Venezuelan subsidiary.

For the year ended December 31, 2013 and the six months ended June 30, 2014, our Venezuelan subsidiary had net sales that represented approximately 2% of total Company net sales. As of June 30, 2014, our subsidiary had approximately $1 million of net monetary assets.

19.                               CONTINGENCIES

In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters.

The Company records accruals for contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although the Company cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which the Company is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of June 30, 2014, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cash flows for the periods in which a loss is recognized.

Following an SEC request for documents relating to certain business activities of the Company’s local subsidiary in China, the Company is continuing an internal investigation of such business activities. The Company’s investigation is focused on certain expenditures that were made in connection with the promotion of the Company’s products or may have otherwise been made. Certain of such expenditures were made in violation of Company policies and may have been made in violation of applicable U.S. and/or local laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”). The investigation is being conducted by outside legal counsel and has been overseen by a committee of independent members of the Company’s board of directors. The status and results of the investigation are being discussed with the SEC and other governmental authorities. At this time, the Company is unable to predict the scope, timing or outcome of this ongoing matter or any regulatory or legal actions that may be commenced related to this matter. If a violation of the FCPA or other laws is determined to have occurred, the Company could become subject to monetary penalties as well as civil and criminal sanctions.

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

Executive Summary

For the three months ended June 30, 2014, sales grew 5% compared to the prior year period, driven by volume growth and increased prices throughout all regions, partially offset by weaker local currency rates primarily in Latin America and, to a lesser extent, Asia. Earnings per share were flat compared to the prior year period. Higher sales and a lower effective tax rate were fully offset by a lower gross margin, due to higher dairy input costs, unfavorable foreign exchange impacts and current year actuarial losses as compared to prior year actuarial gains related to our defined benefit pension and other post-employment benefit plans.

For the six months ended June 30, 2014, sales grew 6% compared to the prior year period, driven by volume growth and increased prices throughout all regions, partially offset by weaker local currency rates in Latin America and, to a lesser extent, Asia. Earnings per share increased 4% driven by higher sales, partially offset by both current year actuarial losses as compared to prior year actuarial gains related to our defined benefit pension and other post-employment benefit plans and increased demand-creation investments.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended June 30, 2014 and 2013:

				% of Net Sales
(Dollars in millions, except per share data)	2014	2013	% Change	2014	2013
Net Sales	$1,111.1	$1,055.3	5%
Earnings before Interest and Income Taxes	244.9	246.8	(1)%	22%	23%
Interest Expense—net	15.3	12.4	23%	1%	1%
Earnings before Income Taxes	229.6	234.4	(2)%	21%	22%
Provision for Income Taxes	53.5	61.0	(12)%	5%	6%
Effective Tax Rate	23.3%	26.0%
Net Earnings	176.1	173.4	2%	16%	16%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	4.7	1.4	236%	1%	—%
Net Earnings Attributable to Shareholders	$171.4	$172.0	—%	15%	16%
Weighted-Average Common Shares— Diluted	202.7	203.2
Earnings per Common Share—Diluted	$0.84	$0.84	—%

The results for the three months ended June 30, 2014 and 2013 include several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of underlying operating results (“Specified Items”) and are listed in the table below.

	Three Months Ended June 30,
(In millions)	2014	2013
Pension and other post-employment mark-to-market adjustment	7.1	(4.7)
Administrative penalty (China)	—	7.4
Legal, settlements and related costs	4.4	—
Severance and other costs	0.2	0.6
Specified Items	$11.7	$3.3
Income tax impact on Specified Items	(3.9)	2.6
Specified Items - net	7.8	5.9

For the three months ended June 30, 2014, the Specified Items after taxes increased compared to the prior year period. The increase was driven primarily by current year actuarial losses as compared to prior year actuarial gains related to our defined benefit pension and other post-employment benefit plans.

Net Sales
Our net sales by reportable segments are shown in the table below:

	Three Months Ended June 30,			% Change Due to
(Dollars in millions)	2014	2013	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$575.6	$534.2	8%	6%	5%	(3)%
Latin America	224.4	223.2	1%	6%	8%	(13)%
North America/Europe	311.1	297.9	4%	1%	3%	—%
Net Sales	$1,111.1	$1,055.3	5%	5%	5%	(5)%

Asia sales increased 8% compared to the prior year period and accounted for 52% of our total net sales. This sales growth was primarily driven by volume growth throughout the region including some contribution due to the prior year negative impact of the Hong Kong export restrictions. Price increased throughout the region due to innovation and higher dairy input costs.

Latin America sales increased 1% compared to the prior year period and accounted for 20% of our total net sales. Price increases in most markets, predominantly in Venezuela and Argentina, were more than offset by the negative effects of foreign exchange throughout the region. Increases from volume were driven primarily by category growth.

For the three months ended June 30, 2014, Venezuela sales represented 2% of our total net sales. At this time, we are unable to predict with certainty how recent and future developments in Venezuela will affect our sales growth or operations throughout the remainder of 2014 (see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela).

North America/Europe sales increased 4% compared to the prior year period and accounted for 28% of our total net sales. Price increases were driven by the carryover impact of 2013 price increases primarily in the U.S.

Our net sales by product category are shown in the table below:

	Three Months Ended June 30,
(Dollars in millions)	2014	2013	% Change
Infant formula	$637.4	$632.5	1%
Children’s nutrition	450.8	401.5	12%
Other	22.9	21.3	8%
Net Sales	$1,111.1	$1,055.3	5%

Infant formula sales increased 1% compared to the prior year period and accounts for the large majority of our sales in North America/Europe and approximately half of our sales in each of our Asia and Latin America segments. Children’s nutrition sales increased 12% compared to the prior year period and were driven primarily by Asia.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Three Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2014	2013	2014	2013
Gross Sales	$1,425.0	$1,339.4	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	199.1	175.6	14%	13%
Sales Discounts	58.4	48.4	4%	4%
Returns	18.9	22.4	1%	2%
Other (including Cash Discounts, Coupons)	37.5	37.7	3%	2%
Total Gross-to-Net Sales Adjustments	313.9	284.1	22%	21%
Total Net Sales	$1,111.1	$1,055.3	78%	79%
The gross-to-net sales adjustments increased as a percentage of gross sales compared with the prior year period and were mainly driven by the addition of new WIC contracts in 2014.

Gross Profit

	Three Months Ended June 30,
(Dollars in millions)	2014	2013	% Change
Net Sales	$1,111.1	$1,055.3	5%
Cost of Products Sold	426.8	382.0	12%
Gross Profit	$684.3	$673.3	2%
Gross Margin	61.6%	63.8%

The decrease in gross margin resulted from higher dairy input costs and an unfavorable impact from foreign exchange, partially offset by increased prices and productivity. The Company anticipates that increased dairy and other commodity costs will negatively impact gross margin comparisons to 2013 through the balance of the year.

Expenses

	Three Months Ended June 30,			% of Net Sales
(Dollars in millions)	2014	2013	% Change	2014	2013
Selling, General and Administrative	$242.3	$223.4	8%	22%	21%
Advertising and Promotion	174.6	167.6	4%	16%	16%
Research and Development	26.7	24.8	8%	2%	2%
Other (Income)/Expenses—net	(4.2)	10.7	n/a	—%	1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8% compared to the prior year period due to current year actuarial losses of $3.9 million as compared to prior year actuarial gains of $2.5 million related to our defined benefit pension and other post-employment benefit plans, increased sales force expense and higher legal and related costs associated with our ongoing internal investigation.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. The increase in advertising and promotion expenses reflected demand-creation investments in support of our strategic growth initiatives such as the expansion of the U.S. children’s nutrition business.

Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs. The increase in research and development expense included current year actuarial losses of $0.7 million as compared to prior year actuarial gains of $0.6 million related to our defined benefit pension and other post-employment benefit plans.

Other (Income)/Expenses — net

	Three Months Ended June 30,
(In millions)	2014	2013
Foreign exchange losses - net	$(4.2)	$0.1
Administrative penalty (China)	—	7.4
Other - net	—	3.2
Other (income)/expenses - net	$(4.2)	$10.7

Earnings before Interest and Income Taxes
Earnings before interest and income taxes (“EBIT”) from our three reportable segments is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated global business support activities, including research and development, marketing, supply chain costs, and general and administrative expenses; net actuarial gains and losses related to defined benefit pension and other post-employment plans; and income or expenses incurred within our operating segments that are not reflective of underlying operations and affect the comparability of the operating segments’ results.

	Three Months Ended June 30,			% of Net Sales
(Dollars in millions)	2014	2013	% Change	2014	2013
Asia	$195.9	$192.0	2%	34%	36%
Latin America	53.4	47.6	12%	24%	21%
North America/Europe	68.0	75.0	(9)%	22%	25%
Corporate and Other	(72.4)	(67.8)	(7)%	n/a	n/a
EBIT	$244.9	$246.8	(1)%	22%	23%

EBIT in Asia increased primarily due to higher sales as compared to the prior year period partially offset by a decline in gross margin due to higher dairy input costs and increased demand-creation investments.

EBIT in Latin America increased compared to the prior year period due primarily to higher sales offset by the negative effects of foreign exchange in the market. In our subsidiary in Venezuela, lower gross margins due in part to a weaker local currency and high dairy input costs, offset foreign exchange gains generated from cash received at the official Venezuelan government rate as compared to the SICAD I rate adopted by the Company in March 2014 (see Item 1. Financial Statements - Note 18. Venezuela Currency Matters and Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela).

EBIT in North America/Europe decreased primarily due to a lower gross margin due to increased dairy input costs and higher demand-creation investments, partially offset by higher sales compared to the prior year period.

Corporate and Other expenses increased primarily as a result of the current year actuarial losses as compared to prior year actuarial gains related to our defined benefit pension and other post-employment benefit plans and higher legal and related costs associated with our ongoing internal investigation.

Interest Expense—net
Net interest expense increased compared to the prior year period primarily as a result of the incremental and higher interest expense on the $500 million of 4.60% senior notes due in 2044 (the “2044 Notes”) issued in May 2014 which are intended to replace our $500 million of 3.50% notes due in 2014 (the “2014 Notes”) that have been called for redemption.

Income Taxes
The effective tax rate (“ETR”) for the three months ended June 30, 2014 and 2013 was 23.3% and 26.0%, respectively. The ETR decrease was primarily due to a change in the geographic earnings mix.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended June 30, 2014 of $171.4 million was nearly equal to the three months ended June 30, 2013.

Six Months Results of Operations

Below is a summary of comparative results of operations for the six months ended June 30, 2014 and 2013:

				% of Net Sales
(Dollars in millions, except per share data)	2014	2013	% Change	2014	2013
Net Sales	$2,224.4	$2,093.2	6%
Earnings before Interest and Income Taxes	536.1	520.3	3%	24%	25%
Interest Expense—net	27.7	26.6	4%	1%	2%
Earnings before Income Taxes	508.4	493.7	3%	23%	23%
Provision for Income Taxes	124.5	130.3	(4)%	6%	6%
Effective Tax Rate	24.5%	26.4%
Net Earnings	383.9	363.4	6%	17%	17%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	10.1	3.4	197%	—%	—%
Net Earnings Attributable to Shareholders	$373.8	$360.0	4%	17%	17%
Weighted-Average Common Shares— Diluted	202.5	203.2
Earnings per Common Share—Diluted	$1.84	$1.77	4%

The results for the six months ended June 30, 2014 and 2013 include several items that affect the comparability of our results. These items include Specified Items and are listed in the table below.

	Six Months Ended June 30,
(In millions)	2014	2013
Pension and other post-employment mark-to-market adjustment	$7.1	$(19.9)
Administrative penalty (China)	—	7.4
Legal, settlements and related costs	10.1	0.2
Severance and other costs	0.3	2.0
Specified Items	$17.5	$(10.3)
Income tax impact on Specified Items	(6.0)	8.1
Specified Items - net	$11.5	$(2.2)

For the six months ended June 30, 2014, the Specified Items after taxes increased compared to the prior year period. The increase was driven primarily by current year actuarial losses as compared to prior year actuarial gains related to our defined benefit pension and other post-employment benefit plans.

Net Sales
Our net sales by reportable segments are shown in the table below:

	Six Months Ended June 30,			% Change Due to
(Dollars in millions)	2014	2013	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$1,168.3	$1,088.4	7%	6%	4%	(3)%
Latin America	436.8	424.3	3%	7%	10%	(14)%
North America/Europe	619.3	580.5	7%	4%	3%	—%
Net Sales	$2,224.4	$2,093.2	6%	6%	5%	(5)%

Asia sales increased 7% compared to the prior year period and accounted for 52% of our net sales. This sales growth was primarily driven by market share gains in many markets. Price increased across most markets due to innovation and higher dairy input costs.

Latin America sales increased 3% compared to the prior year period and accounted for 20% of our net sales. Price increases, primarily in Venezuela and Argentina, were more than offset by the negative effects of foreign exchange throughout the region. Increases from volume were driven primarily by category growth.

For the six months ended June 30, 2014, Venezuela sales represented 2% of our total net sales. At this time, we are unable to predict with certainty how recent and future developments in Venezuela will affect our sales growth or operations throughout the remainder of 2014 (see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela).

North America/Europe sales increased 7% compared to the prior year period and accounted for 28% of our net sales. Volume increases were primarily driven by an expanding U.S. children’s nutrition business and the addition of new WIC contracts, partially offset by the continued decline of category consumption. Price increases, primarily within the U.S., were driven by the carryover impact of 2013 price increases.

Our net sales by product category are shown in the table below:

	Six Months Ended June 30,
(Dollars in millions)	2014	2013	% Change
Infant formula	$1,278.1	$1,239.1	3%
Children’s nutrition	902.0	809.2	11%
Other	44.3	44.9	(1)%
Net Sales	$2,224.4	$2,093.2	6%

Infant formula sales increased 3% compared to the prior year period and accounts for the large majority of our sales in North America/Europe and approximately half of our sales in each of our Asia and Latin America segments. Children’s nutrition sales increased 11% compared to the prior year period and were driven primarily by Asia.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Six Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2014	2013	2014	2013
Gross Sales	$2,841.9	$2,666.9	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	386.4	356.7	14%	13%
Sales Discounts	113.5	101.0	4%	4%
Returns	39.4	42.0	1%	2%
Other (including Cash Discounts, Coupons)	78.2	74.0	3%	3%
Total Gross-to-Net Sales Adjustments	617.5	573.7	22%	22%
Total Net Sales	$2,224.4	$2,093.2	78%	78%
The total gross-to-net sales adjustments were consistent as a percentage of gross sales compared with the prior year period. The total dollar amount of WIC rebates in the United States increased mainly due to the addition of new WIC contracts in 2014.

Gross Profit

	Six Months Ended June 30,
(Dollars in millions)	2014	2013	% Change
Net Sales	$2,224.4	$2,093.2	6%
Cost of Products Sold	832.5	767.0	9%
Gross Profit	$1,391.9	$1,326.2	5%
Gross Margin	62.6%	63.4%

The decrease in gross margin resulted from higher dairy input costs and unfavorable foreign exchange impacts, partially offset by increased prices. The Company anticipates that increased dairy and other commodity costs will negatively impact gross margin comparisons to 2013 through the balance of the year.

Expenses

	Six Months Ended June 30,			% of Net Sales
(Dollars in millions)	2014	2013	% Change	2014	2013
Selling, General and Administrative	$475.2	$430.5	10%	21%	21%
Advertising and Promotion	330.3	312.1	6%	15%	15%
Research and Development	53.8	47.3	14%	2%	2%
Other (Income)/Expenses—net	(3.5)	16.0	n/a	—%	1%
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10% primarily due to current year actuarial losses of $3.9 million as compared to prior year actuarial gains of $11.0 million related to our defined benefit pension and other post-employment benefit plans, higher legal and related costs associated with our ongoing internal investigation, increased sales force expense, inflation as well as a receivable allowance related to a pharmacy distributor in Mexico.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. The increase in advertising and promotion expenses reflected demand-creation investments in support of our strategic growth initiatives such as the expansion of the U.S. children’s nutrition business.

Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs. The increase in research and development expense included current year actuarial losses of $0.7 million as compared to prior year actuarial gains of $2.1 million related to our defined benefit pension and other post-employment benefit plans.

Other (Income)/Expenses — net

	Six Months Ended June 30,
(In millions)	2014	2013
Foreign exchange losses - net	$2.2	$4.8
Gain on sale of investment	(4.0)	—
Administrative penalty (China)	—	7.4
Other - net	(1.7)	3.8
Other (income)/expenses - net	$(3.5)	$16.0

Earnings before Interest and Income Taxes
EBIT from our three reportable segments is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated global business support activities, including research and development, marketing, supply chain costs, and general and administrative expenses; net actuarial gains and losses related to defined benefit pension and other post-employment plans; and income or expenses incurred within our operating segments that are not reflective of underlying operations and affect the comparability of the operating segments’ results.

	Six Months Ended June 30,			% of Net Sales
(Dollars in millions)	2014	2013	% Change	2014	2013
Asia	$437.2	$413.6	6%	37%	38%
Latin America	100.0	94.6	6%	23%	22%
North America/Europe	134.1	127.9	5%	22%	22%
Corporate and Other	(135.2)	(115.8)	(17)%	n/a	n/a
EBIT	$536.1	$520.3	3%	24%	25%

EBIT in Asia increased 6% primarily due to higher sales as compared to the prior year period partially offset by a decline in gross margin from higher dairy input costs and increased demand-creation investments.

EBIT in Latin America increased 6% primarily due to higher sales as compared to the prior year period offset by unfavorable foreign exchange impacts. In our subsidiary in Venezuela, lower gross margin offset foreign exchange gains generated from cash received at the official Venezuelan government rate as compared to the SICAD I rate adopted by the Company in March 2014 (see Item 1. Financial Statements - Note 18. Venezuela Currency Matters and Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela).

EBIT in North America/Europe increased primarily due to higher sales and an improved gross margin partially offset by increased demand-creation investments as compared to the prior year period.

Corporate and Other expenses increased compared to the prior year period primarily due to current year actuarial losses as compared to prior year actuarial gains related to our defined benefit pension and other post-employment benefit plans.

Interest Expense—net
Net interest expense increased compared to the prior year period primarily as a result of the incremental and higher interest expense on the $500 million of 2044 Notes issued in May 2014 which are intended to replace $500 million of 2014 Notes that have been called for redemption.

Income Taxes
The ETR for the six months ended June 30, 2014 and 2013 was 24.5% and 26.4%, respectively. The ETR decrease was primarily due to a change in the geographic earnings mix.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the six months ended June 30, 2014 increased 4% to $373.8 million compared with the six months ended June 30, 2013.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings under our $750.0 million credit facility. Cash flows from operating activities represent the inflow of cash from our customers net of the outflow of cash for raw material purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent acquisitions and capital expenditures for equipment and buildings. Cash flows from financing activities primarily represent proceeds and repayments of short-term and long-term borrowings, dividend payments and share repurchases.

Cash and cash equivalents totaled $1,586.3 million at June 30, 2014, of which $848.6 million was held outside of the United States. Cash and cash equivalents totaled $1,050.8 million as of December 31, 2013, of which $692.5 million was held outside of the United States.

During each of the three months ended June 30, 2014 and 2013, approximately $33 million of cash was repatriated to the United States from multiple jurisdictions whose earnings and profits are not permanently invested abroad.

As a result of our evaluation of our global cash position, management has asserted that earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of June 30, 2014, the amount of cash associated with permanently invested foreign earnings was approximately $585 million. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, the Company would be required to provide U.S. taxes on these amounts.

During the 2014 second quarter, we completed our offering of $500.0 million 2044 Notes. In July 2014, we issued a notice of redemption for our $500.0 million 2014 Notes.

In September 2013, the Company’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization is intended to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to stockholders. The 2013 Authorization does not have an expiration date. As of June 30, 2014, we had $461.4 million remaining available under the 2013 Authorization.

Cash Flows

We believe that cash on hand and cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$383.9	$363.4
Depreciation and Amortization	44.2	41.7
Other	26.7	43.6
Changes in Assets and Liabilities	(103.7)	(46.0)
Payments for Settlement of Interest Rate Forward Swaps	(45.0)	—
Pension and Other Post-employment Benefits Contributions	(2.1)	(2.9)
Total Operating Activities	304.0	399.8
Investing Activities	(90.5)	(116.7)
Financing Activities	330.8	(310.2)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(8.8)	(11.1)
Net Increase/(Decrease) in Cash and Cash Equivalents	$535.5	$(38.2)

For the six months ended June 30, 2014, cash flow from operating activities was $304.0 million and primarily driven by net earnings, partially offset by an increase in working capital, defined as accounts receivable plus inventory less accounts payable (excluding capital related items), and $45.0 million of payments related to the settlement of interest rate forward swaps. For the six months ended June 30, 2013, cash flow from operating activities was $399.8 million driven by net earnings.

Cash flow used in investing activities was $26.2 million less than the prior year period. The decrease was largely the result of lower capital expenditures in 2014 as compared to 2013.

Cash flow provided by financing activities was $330.8 million for the six months ended June 30, 2014, and included $492.3 million of net proceeds related to the offering of our 2044 Notes, after deducting underwriters' discounts and offering expenses paid to date, partially offset by $144.7 million of dividend payments, and $34.6 million of treasury stock purchases. For the six months ended June 30, 2013, cash flow used in financing activities was $310.2 million and included $129.9 million of dividend payments, $122.8 million net repayments from our short-term credit facilities, $60.6 million of treasury stock purchases and $10.8 million for our note payable installments related to the Argentine acquisition.

Capital Expenditures

Capital expenditures and the cash outflow for capital expenditures were as follows:

(In millions)	Capital Expenditures	Cash Outflow for Capital Expenditures
Six Months Ended June 30, 2014	$57.1	$94.8

Six Months Ended June 30, 2013	$88.2	$117.0

Capital expenditures included investment primarily in our new spray manufacturing and technology center in Singapore. We expect capital expenditures in 2014 to be approximately $180 million, including our investment in the capital expenditure in Singapore, with continued emphasis on investment in growth and innovation.

Long-Term Debt, Revolving Credit Facility and Short-Term Borrowings

On May 13, 2014, we issued and sold $500.0 million of 2044 Notes (4.60% senior notes due 2044).  In the fourth quarter of 2013, prior to the offering of our 2044 Notes, we entered into a series of interest rate forward swaps to lock in an interest rate of approximately 5.3%, reflecting then-prevailing rates, in anticipation of the offering.  The fair value of these interest rate forward swaps is dependent on the movements in thirty-year interest rates. As a result of a rise in interest rates leading up to December 31, 2013, these interest rate forward swaps were in a gain position with a fair value of $19.4 million as of that date. However, as a result of a subsequent decline in thirty-year interest rates, the fair value of these interest rate swaps declined $64.4 million, resulting in a loss position with a fair value of $45.0 million upon our settlement in May 2014. This $45.0 million is a deferred loss that will be amortized into interest expense over the life of the 2044 Notes resulting in an effective interest rate of 4.90% on the 2044 Notes. In July 2014, we issued a notice of redemption for the $500.0 million of 2014 Notes specifying a redemption date of August 13, 2014.

In the second quarter of 2014, we also entered into a series of interest rate swaps to convert our 4.90% notes due 2019 from fixed to floating for the remainder of their term in order to diversify our interest rate exposure.  These interest rate swaps have an aggregate notional amount of $700 million of outstanding principal. See “Item 1. Financial Statements - Note 16. Derivatives and Other Financial Instruments” for additional information regarding these swaps.

On June 27, 2014, we amended our revolving credit facility to provide for, among other things, an increase in the aggregate amount available for borrowing from $500.0 million to $750.0 million (which may be increased from time to time up to $1.0 billion at the request of the Company, subject to obtaining additional commitments and other customary conditions), lower fees, an increase in the number of financial institutions as lenders and the extension of the maturity date from June 2016 to June 2019. For additional information regarding this amended facility, see “Item 1. Financial Statements - Note 15. Debt.” As of June 30, 2014, we had $750.0 million available to us under this facility.

During the second quarter of 2014, we borrowed a net $1.9 million using our short-term facility in Argentina. Our short-term borrowings were $3.5 million and $2.0 million as of June 30, 2014 and December 31, 2013 respectively.

For information regarding Short-Term Borrowings, Long-Term Debt and Interest Rate Swaps, see “Item 1. Financial Statements - Note 15. Debt and Note 16. Derivatives and Other Financial Instruments.”

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Other than as stated below, there have been no material changes in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2013 Form 10-K and under Item 3 to Part I of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

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

Additional changes in January expanded the types of transactions that may be subject to the weekly auction mechanism under the Complimentary Currency Administration System (“SICAD I”). MJN concluded that among other items, future inter-company dividend remittances qualify for the purchase of foreign currency at the SICAD I rate under the revised law. As such, MJN adopted the SICAD I rate for purposes of remeasuring the net monetary assets of our Venezuelan subsidiary effective February 28, 2014. The remeasurement impact of this adoption in the first quarter of 2014 was a loss of $6.1 million, which was recognized in MJN’s Statement of Earnings as a component of other (income)/expenses - net. Because the SICAD I auction rate is a floating rate, the potential exists for additional financial impacts if the auction rate changes significantly. As of June 30, 2014, SICAD I had a published rate of 10.6 VEF to 1.0 USD. In February 2014, the Venezuelan government announced plans for the Alternative Foreign Exchange System (“SICAD II”), which is intended to more closely resemble a market-driven exchange. SICAD II became effective on March 24, 2014. As of June 30, 2014, SICAD II had a published rate of 50.0 VEF to 1.0 USD. MJN currently does not plan to attempt to access USD using the SICAD II exchange under the current exchange structure.

During the three months and six months ended June 30, 2014, the Company recognized gains of $6.6 million and $8.6 million, respectively, related to its exchange of VEF for USD at the CENCOEX Official Rate, which is more favorable than the SICAD I rate used to remeasure net monetary assets of MJN’s Venezuelan subsidiary.

It is possible that the Venezuelan government will further refine or alter mechanisms through which companies are able to access USD, which could both change the rate at which MJN can access USD and the rate used by the Company to remeasure the net monetary assets of its Venezuelan subsidiary.

For the year ended December 31, 2013 and the six months ended June 30, 2014, our Venezuelan subsidiary had net sales that represented approximately 2% of total Company net sales. As of June 30, 2014, our subsidiary had approximately $1 million of net monetary assets.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending June 30, 2014:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
April 1, 2014 through April 30, 2014	-	$—	-	$467.8
May 1, 2014 through May 31, 2014	-	$—	-	$467.8
June 1, 2014 through June 30, 2014	71,284	$90.08	71,284	$461.4
	71,284	$90.08	71,284	$461.4

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

(3)
On September 11, 2013, the Company announced that its board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization does not have an expiration date. As of June 30, 2014, the Company had $461.4 million remaining available under the 2013 Authorization.

ITEM 6.     EXHIBITS.

Exhibit Number	Exhibit Description

4.1
Second Supplemental Indenture, dated as of May 13, 2014, between Mead Johnson Nutrition Company, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2014)

4.2
Form of the 4.60% Senior Notes due June 1, 2044 (included in Exhibit 4.1, above) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2014)

10.1	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014)

10.2
Third Amended and Restated Mead Johnson & Company, LLC Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014)

10.3
First Amendment, dated June 27, 2014, to Five Year Revolving Credit Facility Agreement among Mead Johnson Nutrition Company, Mead Johnson & Company, LLC, various subsidiaries of the Company party thereto from time to time, various financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2014)

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

MEAD JOHNSON NUTRITION COMPANY

Date:	July 22, 2014	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)