Form 10-Q
period 2014-09-30
Mead Johnson Nutrition Co
filed 2014-10-23
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 20, 2014, there were 202,030,074 shares of the registrant’s common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET SALES	$1,090.7	$1,046.8	$3,315.1	$3,140.0
Cost of Products Sold	437.9	362.3	1,270.4	1,129.3
GROSS PROFIT	652.8	684.5	2,044.7	2,010.7
Operating Expenses:
Selling, General and Administrative	240.2	217.3	715.4	647.8
Advertising and Promotion	158.9	163.8	489.2	475.9
Research and Development	28.7	23.8	82.5	71.1
Other (Income)/Expenses – net	(17.6)	28.9	(21.1)	44.9
EARNINGS BEFORE INTEREST AND INCOME TAXES	242.6	250.7	778.7	771.0

Interest Expense – net	18.3	12.3	46.0	38.9
EARNINGS BEFORE INCOME TAXES	224.3	238.4	732.7	732.1

Provision for Income Taxes	36.0	68.7	160.5	199.0
NET EARNINGS	188.3	169.7	572.2	533.1
Less Net Earnings Attributable to Noncontrolling Interests	0.7	(1.6)	10.8	1.8
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$187.6	$171.3	$561.4	$531.3
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$0.93	$0.85	$2.77	$2.62
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$0.92	$0.84	$2.77	$2.61

Weighted Average Shares - Basic	202.2	202.3	202.1	202.5
Weighted Average Shares – Diluted	202.7	202.8	202.6	203.1
Dividends Declared per Share	$0.375	$0.340	$1.125	$1.020

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET EARNINGS	$188.3	$169.7	$572.2	$533.1

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	(28.6)	(4.9)	(56.5)	(66.8)
Tax Benefit	(2.4)	(0.6)	0.3	4.0
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	6.0	1.2	(64.3)	5.2
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	0.5	(0.5)	(2.8)	5.7
Tax Benefit/(Expense)	(1.9)	(0.2)	24.5	(3.0)
Pension and Other Post-employment Benefits
Reclassification Adjustment for Losses Included in Net Earnings	—	—	0.2	—
OTHER COMPREHENSIVE LOSS	(26.4)	(5.0)	(98.6)	(54.9)

COMPREHENSIVE INCOME	161.9	164.7	473.6	478.2

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	0.2	(3.8)	4.0	(7.3)

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$161.7	$168.5	$469.6	$485.5

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,195.2	$1,050.8
Receivables – net of allowances of $11.5 and $6.5, respectively	412.1	384.4
Inventories	559.1	534.8
Deferred Income Taxes – net of valuation allowance	87.1	75.3
Income Taxes Receivable	15.2	15.9
Prepaid Expenses and Other Assets	68.1	56.9
Total Current Assets	2,336.8	2,118.1
Property, Plant and Equipment – net	897.4	867.5
Goodwill	170.5	196.8
Other Intangible Assets – net	77.8	97.5
Deferred Income Taxes – net of valuation allowance	58.9	37.0
Other Assets	150.4	157.2
TOTAL	$3,691.8	$3,474.1
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$1.2	$2.0
Accounts Payable	519.4	566.8
Dividends Payable	76.5	69.3
Current Portion of Long-Term Debt	—	505.6
Accrued Expenses	219.4	220.0
Accrued Rebates and Returns	343.8	314.9
Deferred Income – current	13.9	46.6
Income Taxes – payable and deferred	62.9	56.1
Total Current Liabilities	1,237.1	1,781.3
Long-Term Debt	1,496.8	1,009.1
Deferred Income Taxes – noncurrent	13.5	15.3
Pension and Other Post-employment Liabilities	174.1	161.8
Other Liabilities	185.4	156.4
Total Liabilities	3,106.9	3,123.9
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	61.1	49.7

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 207.6 and 206.8 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(671.7)	(721.5)
Retained Earnings	1,748.2	1,432.3
Treasury Stock – at cost	(408.3)	(351.9)
Accumulated Other Comprehensive Loss	(161.0)	(69.2)
Total Shareholders’ Equity	509.3	291.8
Noncontrolling Interests	14.5	8.7
Total Equity	523.8	300.5
TOTAL	$3,691.8	$3,474.1

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interest
Balance as of January 1, 2014	$2.1	$(721.5)	$1,432.3	$(351.9)	$(69.2)	$8.7	$300.5	$49.7
Stock-based Compensation Awards		49.8		(7.9)			41.9
Treasury Stock Acquired				(48.5)			(48.5)
Distributions to Noncontrolling Interests						(4.4)	(4.4)	—
Cash Dividends Declared			(227.9)				(227.9)
Net Earnings			561.4			10.2	571.6	0.6
Redeemable Noncontrolling Interest Accretion			(17.6)				(17.6)	17.6
Other Comprehensive Loss					(91.8)	—	(91.8)	(6.8)
Balance as of September 30, 2014	$2.1	$(671.7)	$1,748.2	$(408.3)	$(161.0)	$14.5	$523.8	$61.1

Balance as of January 1, 2013	$2.1	$(772.8)	$1,052.4	$(244.6)	$(18.4)	$10.3	$29.0	$36.3
Stock-based Compensation Awards		45.9		(17.9)			28.0
Treasury Stock Acquired				(76.6)			(76.6)
Distributions to Noncontrolling Interests						(3.7)	(3.7)	(1.2)
Cash Dividends Declared			(206.9)				(206.9)
Net Earnings			531.3			1.3	532.6	0.5
Redeemable Noncontrolling Interest Accretion			(21.6)				(21.6)	21.6
Other Comprehensive Income/(Loss)					(45.8)	2.0	(43.8)	(11.1)
Balance as of September 30, 2013	$2.1	$(726.9)	$1,355.2	$(339.1)	$(64.2)	$9.9	$237.0	$46.1

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$572.2	$533.1
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	67.8	62.1
Other	30.2	29.9
Changes in Assets and Liabilities	(56.4)	(27.0)
Payments for Settlement of Interest Rate Forward Swaps	(45.0)	—
Pension and Other Post-employment Benefits Contributions	(4.2)	(6.1)
Net Cash Provided by Operating Activities	564.6	592.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(144.0)	(177.3)
Proceeds from Sale of Property, Plant and Equipment	0.2	2.0
Proceeds from/(Investment in) Other Companies	4.0	(2.7)
Net Cash Used in Investing Activities	(139.8)	(178.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	3.2	6.8
Repayments of Short-term Borrowings	(3.5)	(165.0)
Repayments of Notes Payable	(500.0)	(27.6)
Payments of Dividends	(220.7)	(198.9)
Stock-based-compensation-related Proceeds and Excess Tax Benefits	27.3	19.8
Purchases of Treasury Stock	(57.6)	(92.5)
Long-term Debt Borrowings, net of original issue discount and expenses paid	492.3	—
Distributions to Noncontrolling Interests	(4.4)	(4.9)
Net Cash Used in Financing Activities	(263.4)	(462.3)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(17.0)	(8.6)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	144.4	(56.9)
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,050.8	1,042.1
End of Period	$1,195.2	$985.2

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2014 and December 31, 2013, results of operations and cash flows for the nine months ended September 30, 2014 and 2013. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full-year operating results or future performance.

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

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Previously Reported	Impact of Change	Recast	Previously Reported	Impact of Change	Recast
(in millions except per share data)

Consolidated Statements of Earnings
Cost of Products Sold	$365.5	$(3.2)	$362.3	$1,140.8	$(11.5)	$1,129.3
Selling, General and Administrative	222.6	(5.3)	217.3	666.8	$(19.0)	647.8
Research and Development	24.8	(1.0)	23.8	74.5	$(3.4)	71.1
Other (Income)/Expenses – net	31.4	(2.5)	28.9	62.6	$(17.7)	44.9
EARNINGS BEFORE INTEREST AND INCOME TAXES	238.7	12.0	250.7	719.4	$51.6	771.0
EARNINGS BEFORE INCOME TAXES	226.4	12.0	238.4	680.5	$51.6	732.1
Provision for Income Taxes	66.4	2.3	68.7	182.4	$16.6	199.0
NET EARNINGS	160.0	9.7	169.7	498.1	$35.0	533.1
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	161.6	9.7	171.3	496.3	$35.0	531.3
Earnings per Share – Basic	$0.80	$0.05	$0.85	$2.45	$0.17	$2.62
Earnings per Share – Diluted	$0.79	$0.05	$0.84	$2.44	$0.17	$2.61

Consolidated Statements of Comprehensive Income
Deferred Gains on Pension and Other Post-employment Benefits	$—	—	$—	$0.8	(0.8)	$—
Reclassification Adjustment for Losses Included in Net Earnings	4.5	(4.5)	—	23.9	(23.9)	—
Tax Benefit/(Expense)	0.5	(0.5)	—	(6.6)	6.6	—

	December 31, 2013
	Previously Reported	Impact of Change	Recast
(in millions)

Consolidated Balance Sheets
Additional Paid-in/(Distributed) Capital	$(625.3)	$(96.2)	$(721.5)
Retained Earnings	1,470.4	(38.1)	1,432.3
Accumulated Other Comprehensive Loss	(203.5)	134.3	(69.2)

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Basic earnings per share:
Weighted-average shares outstanding	202.2	202.3	202.1	202.5
Net earnings attributable to shareholders	$187.6	$171.3	$561.4	$531.3
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.3)	(1.0)	(1.1)
Net earnings attributable to shareholders used for basic earnings per share calculation	$187.3	$171.0	$560.4	$530.2
Net earnings attributable to shareholders per share	$0.93	$0.85	$2.77	$2.62
Diluted earnings per share:
Weighted-average shares outstanding	202.2	202.3	202.1	202.5
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.5	0.5	0.5	0.6
Weighted-average shares — diluted	202.7	202.8	202.6	203.1
Net earnings attributable to shareholders	$187.6	$171.3	$561.4	$531.3
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.3)	(1.0)	(1.1)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$187.3	$171.0	$560.4	$530.2
Net earnings attributable to shareholders per share	$0.92	$0.84	$2.77	$2.61

Potential shares outstanding from all stock-based awards were 2.8 million and 2.9 million as of September 30, 2014 and 2013, respectively. Of these shares, 2.3 million and 2.4 million were not included in the diluted earnings per share calculation for the three months ended September 30, 2014 and 2013, respectively, and 2.3 million were not included in the diluted earnings per share calculation for the nine months ended September 30, 2014 and 2013, respectively.

4.                                      INCOME TAXES

For the three months ended September 30, 2014, the effective tax rate (“ETR”) was 16.0% compared with 28.8% for the same period in 2013. This decrease was primarily due to a change in the reserve for uncertain tax positions, the majority of which relates to the running of the statute of limitations in various jurisdictions during the third quarter of 2014, and the third quarter 2013 administrative penalty in China which was non-deductible for tax purposes.

For the nine months ended September 30, 2014, the ETR was 21.9% compared with 27.2% for the same period in 2013. This decrease was primarily due to the running of the statute of limitations as noted above, favorable geographic earnings mix, and the non-deductible third quarter 2013 administrative penalty in China.

The Company’s gross reserve for uncertain tax positions, including penalties and interest, as of September 30, 2014 and December 31, 2013, was $137.2 million and $117.4 million, respectively. The Company believes that it has adequately provided for all uncertain tax positions. The Company is currently under examination by taxing authorities in various jurisdictions in which it operates, including the United States. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require adjustments to the balance of uncertain tax positions.

Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (“BMS”), the Company’s former parent, maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has a receivable from BMS for uncertain tax positions, including penalties and interest, of $9.5 million and $8.9 million as of September 30, 2014 and December 31, 2013 respectively.

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

The following table summarizes net sales and earnings before interest and income taxes for each of the reportable segments:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Asia	$561.5	$546.7	$186.2	$199.6	$1,729.8	$1,635.1	$623.4	$613.2
Latin America	222.9	221.3	52.6	62.5	659.7	645.6	152.6	157.1
North America/Europe	306.3	278.8	66.8	64.7	925.6	859.3	200.9	192.6
Total reportable segments	1,090.7	1,046.8	305.6	326.8	3,315.1	3,140.0	976.9	962.9
Corporate and Other	—	—	(63.0)	(76.1)	—	—	(198.2)	(191.9)
Total	$1,090.7	$1,046.8	$242.6	$250.7	$3,315.1	$3,140.0	$778.7	$771.0

6.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Stock options	$1.8	$1.6	$5.3	$4.9
Performance share awards	2.9	3.5	9.7	12.9
Restricted stock units	2.8	2.2	7.8	7.9
Total pre-tax stock-based compensation expense	$7.5	$7.3	$22.8	$25.7
Net tax benefit related to stock-based compensation expense	$(2.5)	$(2.6)	$(7.8)	$(8.8)

During the nine months ended September 30, 2014, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.4	$17.59
Performance share awards	0.2	$78.67
Restricted stock units	0.2	$83.13

As of September 30, 2014, the Company had the following award expense yet to be recognized:

(Dollars and shares in millions)	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	$9.5	1.9
Performance share awards	$10.9	1.4
Restricted stock units	$22.5	2.5

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

The net periodic benefit cost of the Company’s defined benefit pension and post-employment benefit plans includes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost – benefits earned during the period	$0.8	$1.3	$0.2	$0.3	$3.6	$3.9	$0.6	$0.8
Interest cost on projected benefit obligations	3.6	3.6	0.4	0.4	11.2	10.8	1.2	1.0
Amortization of transition cost	—	—	—	—	0.2	—	—	—
Expected return on plan assets	(3.8)	(4.3)	—	—	(11.6)	(12.8)	—	—
Amortization of prior service benefit	—	—	—	(0.1)	—	—	—	(0.1)
Net periodic benefit cost	$0.6	$0.6	$0.6	$0.6	$3.4	$1.9	$1.8	$1.7
Curtailments	(5.4)	—	—	—	(5.4)	—	—	—
Net Actuarial (Gains)/Losses	9.3	(7.3)	—	—	16.4	(27.2)	—	—
Total net periodic benefit cost	$4.5	$(6.7)	$0.6	$0.6	$14.4	$(25.3)	$1.8	$1.7

The Company remeasures its U.S. pension plan when year-to-date aggregate lump sum settlements exceed anticipated interest costs for the year and in each subsequent quarter of that fiscal year as well as at year-end.  Because aggregate lump sum settlements exceeded anticipated interest costs for 2014 during the second quarter, the Company remeasured its U.S. pension plan in both the second and third quarter of 2014. During the three and nine months ended September 30, 2014, the Company recognized a net actuarial loss of $9.3 million and $16.4 million, respectively.

In addition, in the second quarter of 2014, MJN changed the yield curve used in the determination of its discount rate for purposes of measuring the obligation related to the Company’s U.S. pension plan. This change results in a better, more refined estimate of the pension obligation. The change in the yield curve resulted in an approximate $8 million gain which was offset by the remeasurement of the U.S. pension plan.

During the three and nine months ended September 30, 2014, the Company recognized a gain of $5.4 million within Other Expenses/(Income) - net related to the curtailment of a defined benefit pension plan outside the U.S.

For the nine months ended September 30, 2014 and 2013, the Company contributed $4.2 million and $6.1 million, respectively, to pension plans, primarily outside the U.S.

8.                               OTHER (INCOME)/EXPENSES - NET

The components of other (income)/expenses - net were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Foreign exchange (gains)/losses - net	$(8.2)	$2.1	$(6.0)	$6.9
Administrative penalty (China)	—	26.0	—	33.4
Gain on sale of investment	—	—	(4.0)	—
Pension curtailment gain	(5.4)	—	(5.4)	—
Other - net	(4.0)	0.8	(5.7)	4.6
Other (income)/expenses - net	$(17.6)	$28.9	$(21.1)	$44.9

Foreign exchange (gains)/losses - net for the three and nine months ended September 30, 2014 includes gains in the amount of $5.1 million and $13.7 million, respectively, as a result of the Company’s exchange of Bolivares Fuertes for U.S. dollars through a Venezuela government exchange at a rate more favorable than the rate used to remeasure net monetary assets of its Venezuelan subsidiary. In addition, for the nine months ended September 30, 2014, foreign exchange (gains)/losses - net includes a $6.1 million loss related to the Company’s February 2014 adoption of a new exchange rate for purposes of remeasuring the monetary assets and liabilities of its Venezuelan subsidiary. See Note 18 for additional information.

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

11.                               INVENTORIES

The major categories of inventories were as follows:

(In millions)	September 30, 2014	December 31, 2013
Finished goods	$290.6	$312.7
Work in process	100.1	82.5
Raw and packaging materials	168.4	139.6
Inventories	$559.1	$534.8

12.                               PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment were as follows:

(In millions)	September 30, 2014	December 31, 2013
Land	$12.6	$12.6
Buildings	725.6	550.8
Machinery, equipment and fixtures	736.1	650.3
Construction in progress	69.8	260.9
Accumulated depreciation	(646.7)	(607.1)
Property, plant and equipment — net	$897.4	$867.5

For the nine months ended September 30, 2014, buildings and machinery, equipment and fixtures increased primarily due to the in-service placement of the Company’s new manufacturing and technology center in Singapore.

13.                               GOODWILL

The Company tests goodwill for impairment in the third quarter of each year and whenever an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company completed its annual impairment test in the third quarter of 2014 and concluded that no impairment existed.
For the nine months ended September 30, 2013, the change in the carrying amount of goodwill by reportable segment was primarily driven by the cumulative impact of a correction in the currency denomination of the goodwill related to two reporting units. The revision had the impact of decreasing the Company’s total value of goodwill and decreasing the total currency translation adjustment included in the accumulated other comprehensive loss section of shareholders’ equity and other comprehensive income.

For the nine months ended September 30, 2014 and 2013, the change in the carrying amount of goodwill by reportable segment was as follows:

(In millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2014	$—	$177.8	$19.0	$196.8
Translation adjustments	—	(26.3)	—	(26.3)
Balance as of September 30, 2014	$—	$151.5	$19.0	$170.5

Balance as of January 1, 2013	$—	$253.6	$17.0	$270.6
Redenomination	—	(42.5)	2.0	(40.5)
Translation adjustments	—	(20.8)	—	(20.8)
Balance as of September 30, 2013	$—	$190.3	$19.0	$209.3

As of September 30, 2014, the Company had no accumulated impairment loss.

14.                               OTHER INTANGIBLE ASSETS

The Company tests intangible assets not subject to amortization for impairment in the third quarter of each year and whenever an event occurs or circumstances change that indicate that it is more likely than not that the asset is impaired. The Company completed its annual impairment test in the third quarter of 2014 and concluded that no impairment existed.

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2014 and December 31, 2013 were as follows:

	As of September 30, 2014			As of December 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trademark(1) .	$26.4	$—	$26.4	$34.5	$—	$34.5
Non-compete agreement(1) .	5.2	—	5.2	6.8	—	6.8
Sub-total	31.6	—	31.6	41.3	—	41.3
Amortizable intangible assets:
Computer software	128.2	(83.9)	44.3	132.8	(79.3)	53.5
Distributor-customer relationship(1) .	2.5	(0.6)	1.9	3.3	(0.6)	2.7
Sub-total	130.7	(84.5)	46.2	136.1	(79.9)	56.2
Total other intangible assets	$162.3	$(84.5)	$77.8	$177.4	$(79.9)	$97.5
(1) Changes in balances result from currency translation and amortization.

15.                               DEBT

Short-Term Borrowings and Five-Year Revolving Credit Facility Agreement

As of September 30, 2014 and December 31, 2013 the Company’s short-term borrowings were $1.2 million and $2.0 million, respectively, which consisted of borrowings made by the Company’s subsidiary in Argentina. These short-term borrowings had a weighted-average interest rate of 30% as of September 30, 2014. The Company intends to repay these borrowings within 12 months and has the ability to do so.

During the nine months ended September 30, 2014, the Company amended its revolving credit facility agreement to provide for, among other things, an increase in the aggregate amount available for borrowing under the facility, the addition of certain financial institutions as lenders and the extension of the facility’s maturity date. The amended credit facility is unsecured and repayable at maturity in June 2019, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the amended facility is $750.0 million, which may be increased from time to time up to $1.0 billion at the Company’s request, subject to obtaining additional commitments and other customary conditions. The credit facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.50 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these covenants as of September 30, 2014. Borrowings from the Company’s credit facility are used for working capital and other general corporate purposes. As of September 30, 2014, the Company had $750.0 million available under this facility.

Borrowings under the credit facility bear interest at a rate that is determined as a base rate plus a margin. The base rate is either (a) LIBOR for a specified interest period, or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR. The margin is determined by reference to the Company’s credit rating. The margin can range from 0% to 1.375% over the base rate. In addition, the Company incurs an annual 0.125% facility fee on the entire facility commitment of $750.0 million.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	September 30, 2014	December 31, 2013
Principal Value:
3.50% Notes due 2014	$—	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0
4.60% Notes due 2044	500.0	—
Sub-total	1,500.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for settled interest rate swaps	9.3	16.7
Unamortized bond discount	(4.1)	(2.0)
Fair value interest rate swaps	(8.4)	—
Less amount due within one year	—	505.6
Long-term debt	$1,496.8	$1,009.1

In the third quarter of 2014, the Company redeemed all of its $500.0 million of 3.50% Notes due in 2014 (the “2014 Notes”). The redemption price, which was calculated in accordance with the terms of the 2014 Notes and included principal plus a make-whole premium, was $503.5 million.

During the nine months ended September 30, 2014, the Company issued and sold $500.0 million of 4.60% senior notes due June 1, 2044 at a public offering price of 99.465% (the “2044 Notes”). Net proceeds from the sale of the 2044 Notes, after deducting underwriters' discounts and offering expenses, were $492.0 million. Interest on the 2044 Notes is payable semi-annually on June 1 and December 1 of each year. Proceeds from the 2044 Notes, together with cash on hand, was used to redeem the 2014 Notes. In addition, the Company settled a series of cash flow interest rate forward swaps into which it originally entered during the fourth quarter of 2013. These swaps mitigated interest rate exposure associated with the Company’s offering of the 2044 Notes. See Note 16 for discussion of the Company’s interest rate forward swaps.

During the nine months ended September 30, 2014, the Company entered into a series of fair value interest rate swaps that effectively convert the Company’s 4.90% Notes due 2019 (the “2019 Notes”) from a fixed rate structure to a floating rate structure. These swaps have resulted in a fair value adjustment of $8.4 million to reduce long-term debt, which is offset by a long-term derivative liability. See Note 16 for a discussion of the fair value swaps.

Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $1,640.0 million (Level 2) as of September 30, 2014.

The components of interest expense-net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Interest expense	$20.6	$14.5	$53.2	$45.3
Interest income	(2.3)	(2.2)	(7.2)	(6.4)
Interest expense-net	$18.3	$12.3	$46.0	$38.9

Net interest expense increased compared to the prior year period primarily as a result of the incremental and higher interest expense on the 2044 Notes, cost related to the redemption of the 2014 Notes and the nonrecurrence of the prior year period’s capitalization of interest cost associated with the Company’s new spray dryer and technology center in Singapore. These expenses were partially offset by gains related to the fixed to floating rate fair value hedges on the 2019 Notes and the unamortized benefit from settled interest swaps on the 2014 Notes.

16.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. These financial instruments were classified as Level 2 in the fair value hierarchy at September 30, 2014 and December 31, 2013, and there were no transfers between levels in the fair value hierarchy during the periods then ended.

The following table summarizes the fair value of the Company's outstanding derivatives:

(In millions)	Hedge Designation	Balance Sheet Location	September 30, 2014	December 31, 2013
Foreign exchange contracts	Cash Flow	Other assets	$3.0	$4.2
Interest rate forward swaps	Cash Flow	Other assets	—	19.9
Commodity contracts	Cash Flow	Other assets	—	—
Foreign exchange contracts	Cash Flow	Accrued expenses	(0.2)	(0.5)
Commodity contracts	Cash Flow	Accrued expenses	(0.4)	—
Interest rate swaps	Fair Value	Other Liabilities	(8.4)	—
Net asset/(liability) position of derivatives designated as hedging instruments			$(6.0)	$23.6

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at September 30, 2014 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company's portfolio, MJN does not require collateral or any other form of security to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges

As of September 30, 2014 and December 31, 2013, all of the Company’s cash flow hedges qualify as hedges of forecasted cash flows and the effective portion of changes in fair value are temporarily reported in accumulated other comprehensive income (loss). During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges is recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three and nine months ended September 30, 2014 and 2013, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts

The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated intercompany purchases anticipated in the next 18 months and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying intercompany purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold. The impact of ineffectiveness related to the Company’s foreign exchange hedges on earnings was insignificant for the three months ended September 30, 2014 and 2013. The impact of ineffectiveness related to the Company’s foreign exchange hedges on earnings was $0.8 million for each of the nine months ended September 30, 2014 and 2013.

As of September 30, 2014, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $252.6 million, with a fair value of $2.8 million in net assets. As of December 31, 2013, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $201.4 million, with a fair value of $3.7 million in net assets. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

 The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2014	2013
Balance—January 1	$3.2	$(4.1)
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(0.1)	5.2
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(3.3)	5.7
Change in deferred taxes	0.9	(3.0)
Balance—September 30	$0.7	$3.8

At September 30, 2014, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income was $0.7 million, $0.2 million of which is expected to be reclassified into earnings within the next 12 months.

Interest Rate Forward Swaps
During 2013, the Company entered into interest rate forward starting swaps with a combined notional value of $500.0 million. The forward starting rates of the swaps ranged from 3.79% to 3.94% and had an effective date of October 31, 2014. The interest rate forward starting swaps effectively mitigated the interest rate exposure associated with the Company’s offering of the 2044 Notes, the proceeds of which were used to redeem the 2014 Notes. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. During the nine months ended September 30, 2014, and around the time of the issuance of the 2044 Notes, the Company paid $45.0 million to settle the outstanding forward swaps. This payment was recognized in accumulated other comprehensive income (loss) and will be amortized over the life of the 2044 Notes. There was $0.5 million of ineffectiveness related to the forward swaps through the date of settlement which was recognized as a loss within other (income)/expenses-net. During the three months and nine months ended September 30, 2014, $0.4 million and $0.5 million of amortization of the settlement amount was recognized within interest expense, respectively.

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

As of September 30, 2014, there were commodity contracts outstanding which committed the Company to approximately$6 million of forecasted non-fat dry milk purchases, representing approximately 24% of the Company’s total forecasted volume, where pricing is not established through supply agreements, over the next 12 months. The effective portion of the hedges, which was recorded at fair value as a component of accumulated other comprehensive income, and the ineffective portion recognized within other (income)/expenses-net were both insignificant as of September 30, 2014 and for the three and nine month periods then ended.

Fair Value Hedges

Interest Rate Swaps

In November 2009, the Company entered into several interest rate swaps to convert $700.0 million of the Company’s then newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company settled $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company settled the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense for the remaining life of the debt instruments. Because the 2014 Notes were redeemed during the three months ended September 30, 2014, the Company recognized an additional $1.6 million reduction in interest expense during the period, which represented the unamortized portion of the settled 2009 swaps related to the 2014 Notes.

In May 2014 the Company entered into eight interest rate swaps with multiple counterparties, which have an aggregate notional amount of $700.0 million of outstanding principal. This series of swaps effectively converts the $700.0 million of 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding at September 30, 2014.
The following table summarizes the interest rate swaps outstanding as of September 30, 2014, all of which have a hedge inception date of May 2014 and a maturity date of November 2019:

(In millions)	Notional Amount of Underlying	Fixed Rate Received	Variable Rate Paid (U.S. 3 Month LIBOR +)	Fair Value
Swaps associated with the 2019 Notes	$700.0	4.9%	3.14%	$(8.4)

See Note 15 for discussion of the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds which totaled $346.6 million and $447.8 million as of September 30, 2014 and December 31, 2013, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

17.                               EQUITY

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2014	206.8	4.8	$351.9
Stock-based compensation	0.8	0.1	7.9
Treasury stock purchases	—	0.6	48.5
Balance as of September 30, 2014	207.6	5.5	$408.3

Balance as of January 1, 2013	206.0	3.5	$244.6
Stock-based compensation	0.7	0.2	17.9
Treasury stock purchases	—	1.0	76.6
Balance as of September 30, 2013	206.7	4.7	$339.1

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

On September 10, 2013, MJN’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock. As of September 30, 2014, the Company had $441.9 million remaining available under this authorization.

Changes in accumulated other comprehensive loss by component were as follows:

(In millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	Pension and Other Post-employment Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2014	$(83.6)	$15.4	$(1.0)	$(69.2)	$1.9		$(14.4)

Deferred Losses	(49.7)	(64.3)	—	(114.0)	—	(1)	(6.8)	(1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	(2.8)	0.2	(2.6)	—		—
Tax Benefit	0.3	24.5	—	24.8	—		—

Balance as of September 30, 2014	$(133.0)	$(27.2)	$(0.8)	$(161.0)	$1.9		$(21.2)

Balance as of January 1, 2013	$(14.6)	$(4.1)	$0.3	$(18.4)	$(0.2)		$—

Deferred Gains/(Losses)	(58.8)	5.2	—	(53.6)	3.1	(1)	(11.1)	(1)
Reclassification Adjustment for Losses Included in Net Earnings	—	5.7	—	5.7	—		—
Tax Benefit/(Expense)	5.1	(3.0)	—	2.1	(1.1)		—

Balance as of September 30, 2013	$(68.3)	$3.8	$0.3	$(64.2)	$1.8		$(11.1)
(1) Represents foreign currency translation adjustments.

Deferred losses on derivatives qualifying as hedges for the nine months ended September 30, 2014 included $64.4 million related to the change in the underlying position of the Company’s interest rate forward swaps intended to mitigate interest rate exposure associated with the 2044 Notes. These interest rate forward swaps were in a gain position with a fair value of $19.4 million at December 31, 2013. From December 31, 2013 through the Company’s settlement in May 2014, the fair value of these interest rate forward swaps declined $64.4 million, resulting in a loss position with a fair value of $45.0 million upon settlement.

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Three Months Ended September 30,
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2014	2013	2014	2013	2014	2013
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Foreign Exchange Contracts	$—	$0.5	$0.1	$(0.1)	$0.1	$0.4
Interest Rate Forward Swap	(0.5)	—	—	—	(0.5)	—

Pension and Other Post-employment Benefit Plans:
Prior Service Benefits	—	—	—	—	—	—
Total Reclassifications	$(0.5)	$0.5	$0.1	$(0.1)	$(0.4)	$0.4

	Nine Months Ended September 30,
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2014	2013	2014	2013	2014	2013
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Foreign Exchange Contracts	$3.3	$(5.7)	$(0.9)	$1.7	$2.4	$(4.0)
Interest Rate Forward Swap	(0.5)	—	—	—	(0.5)	—

Pension and Other Post-employment Benefit Plans:
Prior Service Benefits	(0.2)	—	—	—	(0.2)	—
Total Reclassifications	$2.6	$(5.7)	$(0.9)	$1.7	$1.7	$(4.0)

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

Additional changes in January expanded the types of transactions that may be subject to the weekly auction mechanism under the Complimentary Currency Administration System (“SICAD I”). MJN concluded that among other items, future inter-company dividend remittances qualify for the purchase of foreign currency at the SICAD I rate under the revised law. As such, MJN adopted the SICAD I rate for purposes of remeasuring the net monetary assets of our Venezuelan subsidiary effective February 28, 2014. The remeasurement impact of this adoption in the first quarter of 2014 was a loss of $6.1 million, which was recognized in MJN’s Statement of Earnings as a component of other (income)/expenses - net. Because the SICAD I auction rate is a floating rate, the potential exists for additional financial impacts if the auction rate changes significantly. As of September 30, 2014, SICAD I had a published rate of 12.0 VEF to 1.0 USD. In February 2014, the Venezuelan government announced plans for the Alternative Foreign Exchange System (“SICAD II”), which is intended to more closely resemble a market-driven exchange. SICAD II became effective on March 24, 2014. As of September 30, 2014, SICAD II had a published rate of 50.0 VEF to 1.0 USD. MJN currently does not plan to attempt to access USD using the SICAD II exchange under the current exchange structure.

During the three and nine months ended September 30, 2014, the Company recognized gains of $5.1 million and $13.7 million, respectively, related to its exchange of VEF for USD at the CENCOEX Official Rate, which is more favorable than the SICAD I rate used to remeasure net monetary assets of MJN’s Venezuelan subsidiary.

It is possible that the Venezuelan government will further refine or alter mechanisms through which companies are able to access USD, which could change the rate at which MJN can access USD and the rate used by the Company to remeasure the net monetary assets of its Venezuelan subsidiary.

For the year ended December 31, 2013 and the nine months ended September 30, 2014, our Venezuelan subsidiary had net sales that represented approximately 2% of total Company net sales. As of September 30, 2014, our subsidiary had approximately $13 million of net monetary assets.

19.                               CONTINGENCIES

In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters.

The Company records accruals for contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although the Company cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which the Company is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of September 30, 2014, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cash flows for the periods in which a loss is recognized.

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

Executive Summary

For the three months ended September 30, 2014, sales grew 4% compared to the prior year period, driven primarily by increased prices throughout all segments. Sales volume increased in North America/Europe due to an expanding U.S. children’s nutrition business and higher infant formula market share. In Latin America, sales volume increased due to category growth in Mexico, partially offset by weaker local currency rates throughout the segment. In Asia, sales increased primarily due to higher prices throughout south Asia and Hong Kong, partially offset by a volume decrease in China due to a trade inventory reduction in advance of a fourth quarter product re-launch and an unfavorable comparison to the third quarter of 2013. Earnings per share increased compared to the prior year period. Higher sales, the nonrecurrence of the prior year administrative penalty in China and a lower effective tax rate were offset by lower gross margin (due to higher dairy input costs and unfavorable foreign exchange impacts) and current year actuarial losses compared to prior year actuarial gains related to our defined benefit pension and other post-employment benefit plans.

For the nine months ended September 30, 2014, sales grew 6% compared to the prior year period, driven by volume growth and increased prices throughout all regions, partially offset by weaker local currency rates in Latin America and, to a lesser extent, Asia. Earnings per share increased 6%, primarily driven by higher sales and the nonrecurrence of the prior year administrative penalty in China, partially offset by lower gross margin, current year actuarial losses compared to prior year actuarial gains related to our defined benefit pension and other post-employment benefit plans, and increased demand-creation investments.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended September 30, 2014 and 2013:

				% of Net Sales
(Dollars in millions, except per share data)	2014	2013	% Change	2014	2013
Net Sales	$1,090.7	$1,046.8	4%
Earnings before Interest and Income Taxes	242.6	250.7	(3)%	22%	24%
Interest Expense—net	18.3	12.3	(49)%	2%	1%
Earnings before Income Taxes	224.3	238.4	(6)%	21%	23%
Provision for Income Taxes	36.0	68.7	48%	4%	7%
Effective Tax Rate	16.0%	28.8%
Net Earnings	188.3	169.7	11%	17%	16%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	0.7	(1.6)	(144)%	n/a	n/a
Net Earnings Attributable to Shareholders	$187.6	$171.3	10%	17%	16%
Weighted-Average Common Shares— Diluted	202.7	202.8
Earnings per Common Share—Diluted	$0.92	$0.84	10%

The results for the three months ended September 30, 2014 and 2013 include items that affect the comparability of our results. These items include significant expenses/(income) not indicative of underlying operating results (“Specified Items”) and are listed in the table below.

	Three Months Ended September 30,
(In millions)	2014	2013
Pension and other post-employment mark-to-market adjustment	$9.3	$(7.3)
Administrative penalty (China)	—	26.0
Legal, settlements and related costs	(0.5)	1.1
Severance and other costs	—	0.1
Pension curtailment gain	(5.4)	—
Specified Items	$3.4	$19.9
Income tax impact on Specified Items	(3.1)	2.2
Specified Items attributable to Noncontrolling Interests	—	3.7
Specified Items - net	$0.3	$18.4

For the three months ended September 30, 2014, Specified Items included current year actuarial losses related to a defined benefit pension and other post-employment benefit plan and a gain related to the revision of a defined benefit pension plan outside of the United States. For the three months ended September 30, 2013, Specified Items included the administrative penalty in China and actuarial gains related to a defined benefit pension and other post-employment benefit plan.

Net Sales
Our net sales by reportable segments are shown in the table below:

	Three Months Ended September 30,			% Change Due to
(Dollars in millions)	2014	2013	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$561.5	$546.7	3%	(2)%	5%	—%
Latin America	222.9	221.3	1%	4%	10%	(13)%
North America/Europe	306.3	278.8	10%	8%	2%	—%
Net Sales	$1,090.7	$1,046.8	4%	2%	5%	(3)%

Asia sales increased 3% compared to the prior year period and accounted for 52% of our total net sales. This sales growth was primarily driven by price increases in south Asia and Hong Kong attributed to innovation and higher dairy input costs. Sales volume decreased due to a trade inventory reduction in advance of a planned fourth quarter product re-launch in China and an unfavorable comparison related to a third quarter 2013 competitor’s recall in China, partially offset by category growth.

Latin America sales increased 1% compared to the prior year period and accounted for 20% of our total net sales. Sales volume increased primarily due to category growth in Mexico. Price increases, predominately in Venezuela and Argentina, were more than offset by the negative effects of foreign exchange.

For the three months ended September 30, 2014, Venezuela sales represented 2% of our total net sales. At this time, we are unable to predict with certainty how recent and future developments in Venezuela will affect our ongoing sales growth or operations (see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela).

North America/Europe sales increased 10% compared to the prior year period and accounted for 28% of our total net sales. Sales volume increases were driven primarily by a favorable comparison to the prior year period in which U.S. retailers reduced inventories, our expanding U.S. children’s nutrition business and higher infant formula market share.

Our net sales by product category are shown in the table below:

	Three Months Ended September 30,
(Dollars in millions)	2014	2013	% Change
Infant formula	$619.2	$604.1	3%
Children’s nutrition	451.5	421.5	7%
Other	20.0	21.2	(6)%
Net Sales	$1,090.7	$1,046.8	4%

Infant formula sales increased 3% compared to the prior year period and accounted for the large majority of our sales in North America/Europe and approximately half of our sales in each of our Asia and Latin America segments. Children’s nutrition sales increased 7% compared to the prior year period and were driven primarily by Asia.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Three Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2014	2013	2014	2013
Gross Sales	$1,423.8	$1,326.8	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	201.7	169.7	14%	13%
Sales Discounts	70.1	54.9	5%	4%
Returns	23.2	17.9	1%	1%
Other (including Cash Discounts, Coupons)	38.1	37.5	3%	3%
Total Gross-to-Net Sales Adjustments	333.1	280.0	23%	21%
Total Net Sales	$1,090.7	$1,046.8	77%	79%
The gross-to-net sales adjustments increased as a percentage of gross sales compared with the prior year period. The increase was mainly driven by the addition of new WIC contracts in 2014 and higher sales discounts in select markets for promotional programs in 2014.

Gross Profit

	Three Months Ended September 30,
(Dollars in millions)	2014	2013	% Change
Net Sales	$1,090.7	$1,046.8	4%
Cost of Products Sold	437.9	362.3	21%
Gross Profit	$652.8	$684.5	(5)%
Gross Margin	59.9%	65.4%

The decrease in gross margin resulted from higher dairy input costs, an unfavorable impact from foreign exchange, higher manufacturing conversion costs and costs related to the start of our new manufacturing center in Singapore, partially offset by increased prices and productivity. The Company anticipates that increased dairy and other commodity costs will negatively impact gross margin comparisons to 2013 through the balance of the year. However, the Company also anticipates that dairy and other commodity costs will have less of a negative impact on gross margin in the fourth quarter of 2014.

Operating Expenses

	Three Months Ended September 30,			% of Net Sales
(Dollars in millions)	2014	2013	% Change	2014	2013
Selling, General and Administrative	$240.2	$217.3	11%	22%	21%
Advertising and Promotion	158.9	163.8	(3)%	15%	16%
Research and Development	28.7	23.8	21%	3%	2%
Other (Income)/Expenses—net	(17.6)	28.9	n/a	(2)%	3%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11% compared to the prior year period due to current year actuarial losses of $5.2 million compared to prior year actuarial gains of $4.1 million related to our defined benefit pension and other post-employment benefit plans and increased sales force expense.
Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. Advertising and promotion spending decreased compared to the prior period due to weaker local currency rates and the timing of investment spending.

Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs. The increase in research and development expense included current year actuarial losses of $0.9 million compared to prior year actuarial gains of $0.7 million related to our defined benefit pension and other post-employment benefit plans.

Other (Income)/Expenses — net

	Three Months Ended September 30,
(In millions)	2014	2013
Foreign exchange (gains)/losses - net	$(8.2)	$2.1
Pension curtailment gain	(5.4)	—
Administrative penalty (China)	—	26.0
Other - net	(4.0)	0.8
Other (income)/expenses - net	$(17.6)	$28.9

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

	Three Months Ended September 30,			% of Net Sales
(Dollars in millions)	2014	2013	% Change	2014	2013
Asia	$186.2	$199.6	(7)%	33%	37%
Latin America	52.6	62.5	(16)%	24%	28%
North America/Europe	66.8	64.7	3%	22%	23%
Corporate and Other	(63.0)	(76.1)	17%	n/a	n/a
EBIT	$242.6	$250.7	(3)%	22%	24%

EBIT in Asia decreased compared to the prior year period primarily due to a decline in gross margin. Gross margin was reduced by higher dairy input costs, weaker local currencies and the costs related to the start of our new manufacturing center in Singapore, partially offset by higher sales.

EBIT in Latin America decreased compared to the prior year period due primarily to a decline in gross margin (due to weaker local currencies and higher dairy input costs), partially offset by net foreign exchange gains. In our subsidiary in Venezuela, lower gross margins were partially offset by foreign exchange gains generated from cash received at the official Venezuelan government rate compared to the SICAD I rate adopted by the Company in February 2014 (see Item 1. Financial Statements - Note 18. Venezuela Currency Matters and Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela).

EBIT in North America/Europe increased compared to the prior year period primarily due to higher sales partially offset by a decline in gross margin (due to the timing of an annual plant shut down and higher dairy input costs) and continued demand-creation investments.

Corporate and Other expenses decreased primarily as a result of the nonrecurrence of the prior year administrative penalty in China, partially offset by current year actuarial losses compared to prior year actuarial gains related to our defined benefit pension and other post-employment benefit plans.

Interest Expense—net
Net interest expense increased compared to the prior year period primarily as a result of the incremental and higher interest expense on the $500.0 million of 4.6% senior notes due in 2044 (the “2044 Notes”) issued in May 2014, cost related to the redemption of the $500.0 million of 3.50% Notes due in 2014 (the “2014 Notes”) and the nonrecurrence of the prior year period’s capitalization of interest cost associated with our new spray dryer and technology center in Singapore. These expenses were partially offset by gains related to the fixed to floating rate fair value hedges on our 2019 Notes and the unamortized benefit from settled interest swaps on our 2014 Notes.

 Income Taxes
The effective tax rate (“ETR”) for the three months ended September 30, 2014 and 2013 was 16.0% and 28.8%, respectively. The ETR decrease was primarily due to a change in the reserve for uncertain tax positions, the majority of which relates to the running of the statute of limitations in various jurisdictions during the third quarter of 2014, and the third quarter 2013 administrative penalty in China, which was non-deductible for tax purposes.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended September 30, 2014 of $187.6 million increased 10% compared with the three months ended September 30, 2013.

Nine Months Results of Operations

Below is a summary of comparative results of operations for the nine months ended September 30, 2014 and 2013:

				% of Net Sales
(Dollars in millions, except per share data)	2014	2013	% Change	2014	2013
Net Sales	$3,315.1	$3,140.0	6%
Earnings before Interest and Income Taxes	778.7	771.0	1%	23%	25%
Interest Expense—net	46.0	38.9	(18)%	1%	2%
Earnings before Income Taxes	732.7	732.1	—%	22%	23%
Provision for Income Taxes	160.5	199.0	19%	5%	6%
Effective Tax Rate	21.9%	27.2%
Net Earnings	572.2	533.1	7%	17%	17%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	10.8	1.8	(500)%	—%	—%
Net Earnings Attributable to Shareholders	$561.4	$531.3	6%	17%	17%
Weighted-Average Common Shares— Diluted	202.6	203.1
Earnings per Common Share—Diluted	$2.77	$2.61	6%

The results for the nine months ended September 30, 2014 and 2013 include items that affect the comparability of our results. These items include Specified Items and are listed in the table below.

	Nine Months Ended September 30,
(In millions)	2014	2013
Pension and other post-employment mark-to-market adjustment	$16.4	$(27.2)
Administrative penalty (China)	—	33.4
Legal, settlements and related costs	9.6	1.3
Severance and other costs	0.3	2.1
Pension curtailment gain	(5.4)	—
Specified Items	$20.9	$9.6
Income tax impact on Specified Items	(9.1)	10.3
Specified Items attributable to Noncontrolling Interests	—	3.7
Specified Items - net	$11.8	$16.2

Specified Items for the nine months ended September 30, 2014 included actuarial losses related to a defined benefit pension and other post-employment benefit plan and a gain related to the revision of a defined benefit pension plan outside of the United States. Specified Items in the nine months ended September 30, 2013 included the administrative penalty in China and actuarial gains related to a defined benefit pension and other post-employment benefit plan.

Net Sales
Our net sales by reportable segments are shown in the table below:

	Nine Months Ended September 30,			% Change Due to
(Dollars in millions)	2014	2013	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$1,729.8	$1,635.1	6%	4%	4%	(2)%
Latin America	659.7	645.6	2%	6%	10%	(14)%
North America/Europe	925.6	859.3	8%	5%	3%	—%
Net Sales	$3,315.1	$3,140.0	6%	5%	5%	(4)%

Asia sales increased 6% compared to the prior year period and accounted for 52% of our net sales. This sales growth was driven by price increases attributed to innovation and volume increases due to higher category growth and market share gains in certain markets, partially offset by a decline in category in other parts of the segment.

Latin America sales increased 2% compared to the prior year period and accounted for 20% of our net sales. Sales volume increased primarily due to category growth in Mexico. Price increases, predominately in Venezuela and Argentina, were more than offset by the negative effects of foreign exchange

For the nine months ended September 30, 2014, Venezuela sales represented 2% of our total net sales. At this time, we are unable to predict with certainty how recent and future developments in Venezuela will affect our ongoing sales growth or operations (see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela).

North America/Europe sales increased 8% compared to the prior year period and accounted for 28% of our net sales. Volume increases were primarily driven by an expanding U.S. children’s nutrition business, the addition of new WIC contracts and share gains. Price increased throughout the segment.

Our net sales by product category are shown in the table below:

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013	% Change
Infant formula	$1,897.3	$1,843.2	3%
Children’s nutrition	1,353.5	1,230.7	10%
Other	64.3	66.1	(3)%
Net Sales	$3,315.1	$3,140.0	6%

Infant formula sales increased 3% compared to the prior year period and account for the large majority of our sales in North America/Europe and approximately half of our sales in each of our Asia and Latin America segments. Children’s nutrition sales increased 10% compared to the prior year period and were driven primarily by Asia.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Nine Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2014	2013	2014	2013
Gross Sales	$4,265.7	$3,993.7	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	588.1	526.4	14%	13%
Sales Discounts	183.6	155.9	4%	4%
Returns	62.6	59.9	1%	1%
Other (including Cash Discounts, Coupons)	116.3	111.5	3%	3%
Total Gross-to-Net Sales Adjustments	950.6	853.7	22%	21%
Total Net Sales	$3,315.1	$3,140.0	78%	79%
The total gross-to-net sales adjustments were consistent as a percentage of gross sales compared with the prior year period. The total dollar amount of WIC rebates in the United States increased mainly due to the addition of new WIC contracts in 2014.

Gross Profit

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013	% Change
Net Sales	$3,315.1	$3,140.0	6%
Cost of Products Sold	1,270.4	1,129.3	12%
Gross Profit	$2,044.7	$2,010.7	2%
Gross Margin	61.7%	64.0%

The decrease in gross margin resulted from higher dairy input costs and an unfavorable impact from foreign exchange partially offset by increased prices and productivity. The Company anticipates that increased dairy and other commodity costs will negatively impact gross margin comparisons to 2013 through the balance of the year. However, the Company also anticipates that dairy and other commodity costs will have less of a negative impact on gross margin in the fourth quarter of 2014.

Operating Expenses

	Nine Months Ended September 30,			% of Net Sales
(Dollars in millions)	2014	2013	% Change	2014	2013
Selling, General and Administrative	$715.4	$647.8	10%	22%	21%
Advertising and Promotion	489.2	475.9	3%	15%	15%
Research and Development	82.5	71.1	16%	2%	2%
Other (Income)/Expenses—net	(21.1)	44.9	n/a	(1)%	1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10% primarily due to current year actuarial losses of $9.1 million compared to prior year actuarial gains of $15.1 million related to our defined benefit pension and other post-employment benefit plans, higher legal and related costs associated with our ongoing internal investigation, increased sales force expense and inflation. In addition, a receivable allowance related to a pharmacy distributor in Mexico contributed to the increase.

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

Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs. Excluding the current year actuarial losses of $1.6 million compared to prior year actuarial gains of $2.8 million related to a defined benefit pension and other post-employment benefit plan, research and development expense increased $7.0 million as higher project expenses were partially offset by a stronger U.S. dollar.

Other (Income)/Expenses — net

	Nine Months Ended September 30,
(In millions)	2014	2013
Foreign exchange (gains)/losses - net	$(6.0)	$6.9
Administrative penalty (China)	—	33.4
Gain on sale of investment	(4.0)	—
Pension curtailment gain	(5.4)	—
Other - net	(5.7)	4.6
Other (income)/expenses - net	$(21.1)	$44.9

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

	Nine Months Ended September 30,			% of Net Sales
(Dollars in millions)	2014	2013	% Change	2014	2013
Asia	$623.4	$613.2	2%	36%	38%
Latin America	152.6	157.1	(3)%	23%	24%
North America/Europe	200.9	192.6	4%	22%	22%
Corporate and Other	(198.2)	(191.9)	(3)%	n/a	n/a
EBIT	$778.7	$771.0	1%	23%	25%

EBIT in Asia increased 2% primarily due to higher sales compared to the prior year period partially offset by a decline in gross margin (due to higher dairy input costs and the costs related to the start of our new manufacturing center in Singapore) and increased demand-creation investments.

EBIT in Latin America decreased 3% primarily due to lower gross margin (resulting from higher dairy input costs and weaker local currencies), partially offset by foreign exchange gains. In our subsidiary in Venezuela, lower gross margins were partially offset by foreign exchange gains generated from cash received at the official Venezuelan government rate compared to the SICAD I rate adopted by the Company in February 2014 (see Item 1. Financial Statements - Note 18. Venezuela Currency Matters and Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela).

EBIT in North America/Europe increased 4% primarily due to higher sales, partially offset by a decline in gross margin (due to the timing of an annual plant shut down and higher dairy input costs) and continued demand-creation investments.

Corporate and Other expenses increased compared to the prior year period primarily due to current year actuarial losses compared to prior year actuarial gains related to our defined benefit pension and other post-employment benefit plans.

Interest Expense—net
Net interest expense increased compared to the prior year period primarily as a result of the incremental and higher interest expense on the 2044 Notes, the nonrecurrence of the prior year period’s capitalization of interest cost associated with our new spray dryer and technology center in Singapore and the costs related to the redemption of the 2014 Notes. These expenses were partially offset by gains related to the fixed to floating rate fair value hedges on our 2019 Notes and the unamortized benefit from settled interest swaps on our 2014 Notes.

Income Taxes
The ETR for the nine months ended September 30, 2014 and 2013 was 21.9% and 27.2%, respectively. The ETR decrease was primarily due to a change in the reserve for uncertain tax positions, the majority of which relates to the running of the statute of limitations in various jurisdictions during the third quarter of 2014, favorable geographic earnings mix, and the third quarter 2013 administrative penalty in China, which was non-deductible for tax purposes.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the nine months ended September 30, 2014 increased 6% to $561.4 million compared with the nine months ended September 30, 2013.

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

Cash and cash equivalents totaled $1,195.2 million at September 30, 2014, of which $994.0 million was held outside of the United States. Cash and cash equivalents totaled $1,050.8 million as of December 31, 2013, of which $692.5 million was held outside of the United States.

During the three months ended September 30, 2014, no cash was repatriated to the United States, whereas $5.9 million of cash was repatriated to the United States during the three months ended September 30, 2013 from multiple jurisdictions whose earnings and profits are not permanently invested abroad.

As a result of our evaluation of our global cash position, management has asserted that earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of September 30, 2014, the amount of cash associated with permanently invested foreign earnings was approximately $732 million. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, the Company would be required to provide U.S. taxes on these amounts.

During the nine months ended September 30, 2014, we completed our offering of $500.0 million 2044 Notes. In addition, we redeemed all $500.0 million of our 2014 Notes. The redemption price, which was calculated in accordance with the terms of the 2014 Notes and included principal plus a make-whole premium, was $503.5 million.
In September 2013, the Company’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization is intended to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to stockholders. The 2013 Authorization does not have an expiration date. As of September 30, 2014, we had $441.9 million remaining available under the 2013 Authorization.

Cash Flows

We believe that cash on hand and cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$572.2	$533.1
Depreciation and Amortization	67.8	62.1
Other	30.2	29.9
Changes in Assets and Liabilities	(56.4)	(27.0)
Payments for Settlement of Interest Rate Forward Swaps	(45.0)	—
Pension and Other Post-employment Benefits Contributions	(4.2)	(6.1)
Total Operating Activities	564.6	592.0
Investing Activities	(139.8)	(178.0)
Financing Activities	(263.4)	(462.3)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(17.0)	(8.6)
Net Increase/(Decrease) in Cash and Cash Equivalents	$144.4	$(56.9)
For the nine months ended September 30, 2014, cash flow from operating activities was $564.6 million and primarily driven by net earnings, partially offset by an increase in working capital, defined as accounts receivable plus inventory less accounts payable (excluding capital related items), and $45.0 million of payments related to the settlement of interest rate forward swaps. For the nine months ended September 30, 2013, cash flow from operating activities was $592.0 million, due primarily to net earnings.

Cash flow used in investing activities was $38.2 million less than the prior year period. The decrease was largely the result of the current year in-service placement of the Company’s new manufacturing and technology center in Singapore.

Cash flow used in financing activities was $263.4 million for the nine months ended September 30, 2014, and included repayment of $500.0 million for our 2014 Notes, $220.7 million of dividend payments and $57.6 million of treasury stock purchases, partially offset by $492.3 million of net proceeds related to the offering of our 2044 Notes, after deducting underwriters' discounts and offering expenses paid to date and $27.3 million inflow related to stock-based compensation. For the nine months ended September 30, 2013, cash flow used in financing activities was $462.3 million and included $198.9 million of dividend payments, $158.2 million net repayments from our short-term credit facilities, $92.5 million of treasury stock purchases and $27.6 million for the repayment of our note payable related to the Argentine acquisition, partially offset by $19.8 million inflow related to stock-based compensation.

Capital Expenditures

Capital expenditures and the cash outflow for capital expenditures were as follows:

(In millions)	Capital Expenditures	Cash Outflow for Capital Expenditures
Nine Months Ended September 30, 2014	$97.9	$144.0

Nine Months Ended September 30, 2013	$149.3	$177.3
Capital expenditures included investment primarily in our new spray manufacturing and technology center in Singapore which was placed in in-service during the third quarter of 2014. We expect capital expenditures in 2014 to be approximately $150 million, including our investment in the capital expenditure in Singapore, with continued emphasis on investment in growth and innovation.

Long-Term Debt, Revolving Credit Facility and Short-Term Borrowings

In the nine months ended September 30, 2014, we issued and sold $500.0 million of 2044 Notes.  In the fourth quarter of 2013, prior to the offering of our 2044 Notes, we entered into a series of interest rate forward swaps to lock in an interest rate of approximately 5.3%, reflecting then-prevailing rates, in anticipation of the offering.  The fair value of these interest rate forward swaps is dependent on the movements in thirty-year interest rates. As a result of a rise in interest rates leading up to December 31, 2013, these interest rate forward swaps were in a gain position with a fair value of $19.4 million as of that date. However, as a result of a subsequent decline in thirty-year interest rates, the fair value of these interest rate swaps declined $64.4 million, resulting in a loss position with a fair value of $45.0 million upon our settlement in May 2014. This $45.0 million is a deferred loss that will be amortized into interest expense over the life of the 2044 Notes resulting in an effective interest rate of 4.90% on the 2044 Notes.
In the nine month period, we also entered into a series of interest rate swaps to convert our 4.90% notes due in 2019 (the “2019 Notes”) from fixed to floating for the remainder of their term in order to diversify our interest rate exposure.  These interest rate swaps have an aggregate notional amount of $700 million of outstanding principal. See “Item 1. Financial Statements - Note 16. Derivatives and Other Financial Instruments” for additional information regarding these swaps.

In addition, we amended our revolving credit facility to provide for, among other things, an increase in the aggregate amount available for borrowing from $500.0 million to $750.0 million (which may be increased from time to time up to $1.0 billion at the request of the Company, subject to obtaining additional commitments and other customary conditions), lower fees, an increase in the number of financial institutions as lenders and the extension of the maturity date from June 2016 to June 2019. For additional information regarding this amended facility, see “Item 1. Financial Statements - Note 15. Debt.” As of September 30, 2014, we had $750.0 million available to us under this facility.

Finally, we redeemed all $500.0 million of the 2014 Notes in the nine month period. The redemption price, which was calculated in accordance with the terms of the 2014 Notes and included principal plus a make-whole premium, was $503.5 million.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Other than as stated below, there have been no material changes in the information reported under (i) Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2013 Form 10-K, (ii) under Item 3 to Part I of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 and (iii) under Item 3 to Part I of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

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

Additional changes in January expanded the types of transactions that may be subject to the weekly auction mechanism under the Complimentary Currency Administration System (“SICAD I”). MJN concluded that among other items, future inter-company dividend remittances qualify for the purchase of foreign currency at the SICAD I rate under the revised law. As such, MJN adopted the SICAD I rate for purposes of remeasuring the net monetary assets of our Venezuelan subsidiary effective February 28, 2014. The remeasurement impact of this adoption in the first quarter of 2014 was a loss of $6.1 million, which was recognized in MJN’s Statement of Earnings as a component of other (income)/expenses - net. Because the SICAD I auction rate is a floating rate, the potential exists for additional financial impacts if the auction rate changes significantly. As of September 30, 2014, SICAD I had a published rate of 12.0 VEF to 1.0 USD. In February 2014, the Venezuelan government announced plans for the Alternative Foreign Exchange System (“SICAD II”), which is intended to more closely resemble a market-driven exchange. SICAD II became effective on March 24, 2014. As of September 30, 2014, SICAD II had a published rate of 50.0 VEF to 1.0 USD. MJN currently does not plan to attempt to access USD using the SICAD II exchange under the current exchange structure.

During the three and nine months ended September 30, 2014, the Company recognized gains of $5.1 million and $13.7 million, respectively, related to its exchange of VEF for USD at the CENCOEX Official Rate, which is more favorable than the SICAD I rate used to remeasure net monetary assets of MJN’s Venezuelan subsidiary.

It is possible that the Venezuelan government will further refine or alter mechanisms through which companies are able to access USD, which could change the rate at which MJN can access USD and the rate used by the Company to remeasure the net monetary assets of its Venezuelan subsidiary.

For the year ended December 31, 2013 and the nine months ended September 30, 2014, our Venezuelan subsidiary had net sales that represented approximately 2% of total Company net sales. As of September 30, 2014, our subsidiary had approximately $13 million of net monetary assets.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending September 30, 2014:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
July 1, 2014 through July 31, 2014	-	-	-	$461.4
August 1, 2014 through August 31, 2014	72,000	$94.73	72,000	$454.5
September 1, 2014 through September 30, 2014	132,419	$96.15	132,419	$441.9
	204,419	$95.65	204,419	$441.9

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

(3)
On September 11, 2013, the Company announced that its board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization does not have an expiration date. As of September 30, 2014, the Company had $441.9 million remaining available under the 2013 Authorization.

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

MEAD JOHNSON NUTRITION COMPANY

Date:	October 23, 2014	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)