Form 10-K
period 2014-12-31
Mead Johnson Nutrition Co
filed 2015-02-27
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
         Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
         The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $18.8 billion.
As of February 20, 2015, there were 202,302,233 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
         Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2014 fiscal year.

MEAD JOHNSON NUTRITION COMPANY

PART I
Item 1.    BUSINESS.
        In this Annual Report on Form 10-K, we refer to Mead Johnson Nutrition Company and its subsidiaries as “the Company,” “MJN,” “Mead Johnson,” “we” or “us.”
Our Company
Mead Johnson Nutrition Company is a global leader in pediatric nutrition with $4.4 billion in net sales for the year ended December 31, 2014. We are committed to being the world’s leading nutrition company for infants and children and to helping nourish the world’s children for the best start in life. Our Enfa family of brands, including Enfamil infant formula, is the world’s leading brand franchise in pediatric nutrition, based on retail sales, and accounted for approximately 80% of our net sales for the year ended December 31, 2014. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or category-defining products across our product portfolio. Our singular focus on pediatric nutrition and our implementation of a business model that integrates nutritional science with health care and consumer marketing expertise differentiate us from many of our competitors.
We market our portfolio of more than 70 products to mothers, health care professionals and retailers in more than 50 countries in North America, Europe, Asia and Latin America. Our three reportable segments are Asia, Latin America and North America/Europe, which comprised 52%, 20% and 28%, respectively, of our net sales for the year ended December 31, 2014. See “Item 8. Financial Statements - Note 5. Segment Information” for additional financial information by segment and geographical area. For the year ended December 31, 2014, 76% of our net sales were generated outside of the United States.
We believe parents and health care professionals associate the Mead Johnson name and our Enfa family of brands with quality, science-based pediatric nutrition products. Our products are marketed around the world through our global sales and marketing efforts. We believe that the strength of our brands allows us to create and maintain consumer loyalty across our product portfolio.
Our History
Mead Johnson was founded in 1905 and introduced Dextri-Maltose, our first infant feeding product, in 1911. Over the next several decades, we built upon our leadership in science-based nutrition, introducing many innovative infant feeding products while expanding into vitamins, pharmaceutical products and children’s nutrition. Some of our products, developed in cooperation with clinicians and leading nutrition researchers, established a partnership between Mead Johnson and the scientific community that continues to this day. During the course of our history, we expanded our operations into extensive geographies outside of the United States and now focus solely on pediatric nutrition. Throughout our history, our deeply-held commitments to support good nutrition early in life and to improve the health and development of infants and children around the world have been hallmarks of our organization.
Our Product Portfolio
Our product portfolio, which addresses a wide range of pediatric nutritional needs, consists of two principal product categories: infant formula and children’s nutrition (which represented 57% and 41%, respectively, of our net sales for the year ended December 31, 2014). These product categories can be separated into the following five general product types: (i) routine infant, (ii) solutions, (iii) specialty, (iv) children’s nutrition and (v) other. Our routine infant formula is intended for healthy consumers while our solutions and specialty products are offered for infants with special nutritional needs. Our children’s nutrition products are designed to meet the nutritional needs of children at different stages of development. Our other products include vitamins and supplements. We market products under different names in various regions across the world, based on regional marketing strategies and regional brand recognition.
Routine Infant Formula. We design routine infant formula as a breast milk substitute for healthy, full-term infants without special nutritional needs both for the use as the infant’s sole source of nutrition and as a supplement to breastfeeding. We endeavor to develop routine infant formula as close as possible to breast milk. Each product is referred to as a “formula,” as it is formulated for the specific nutritional needs of an infant at a given age. Generally, our routine infant formulas have the following four main components: (1) protein from cow’s milk that is processed to have a profile similar to human milk, (2) a blend of vegetable fats (including docosahexaenoic acid (“DHA”) and arachidonic acid (“ARA “)) to replace bovine milk fat in order to better resemble the composition of human milk, (3) a carbohydrate, generally lactose from cow’s milk and (4) a vitamin and mineral “micronutrient” pre-mix that is blended into the product to meet the specific needs of the infant at a given age. Our key routine infant formula products include Enfamil Premium, Enfapro Premium, Enfamil A+ and Enfalac A+.
Solutions Products. We design several solutions formulas to address common feeding tolerance problems, including spit-up, fussiness, gas and lactose intolerance. Our primary solutions products include Enfamil Gentlease (for fussiness and gas), Enfamil A.R.

(to reduce spit-up), Enfamil ProSobee (a soy-based formula) and Enfamil LactoFree (for lactose intolerance).
Specialty Products. We design specialty formulas to address certain conditions or special medical needs, including Nutramigen (for cow’s milk protein allergies) and Puramino (an amino acid formula for severe cow’s milk protein allergies or multiple other food allergies). We design products such as Enfamil Premature to meet the unique needs of premature and low birth weight infants under the supervision of a doctor, most often in the hospital, and EnfaCare, a hypercaloric formula for premature babies at home. We also produce medical foods, or foods for special medical purposes, for nutritional management of individuals with rare, inborn errors of metabolism such as maple syrup urine disease (Mead Johnson BCAD) and phenylketonuria (Mead Johnson Phenyl-Free). Certain of these products are intended for infants and young children while others are suitable for children and adults.
Children’s Nutrition Products. We design our children’s products to meet the changing nutritional needs of children at different stages of development (i.e. toddlers and older children). Our primary children’s nutrition products include Enfagrow, Sustagen and Lactum. These products are not breast milk substitutes and are not designed as a sole source of nutrition but instead are designed to be a part of a child’s appropriate diet. We also offer “milk modifiers” (ChocoMilk and Cal-C-Tose) that, when added to a glass of milk, enhance the milk’s nutritional value.
Other Products. We also produce a range of other products, including pre-natal and post-natal nutritional supplements for expectant and nursing mothers, including Expecta and EnfaMama. Our pediatric vitamin products sold in some geographies, such as Enfamil Poly-Vi-Sol, provide a range of benefits for infants, including multivitamins and iron supplements.
The following table shows sales for each of the above-described product types as a percentage of our total net sales over each of the past three fiscal years.

% of Total Net Sales	2014	2013	2012
Routine Infant Formula	38%	41%	41%
Solutions Products*	11%	10%	10%
Specialty Products*	8%	8%	8%
Total Infant	57%	59%	59%

Children’s Nutrition Products	41%	39%	38%
Total Children’s	41%	39%	38%

Other	2%	2%	3%
Total Other	2%	2%	3%

* These products can be used for children; however, a majority of such products are used by infants.
Sales and Marketing
We conduct regional marketing in North America, Europe, Asia and Latin America within a global strategic framework focused on both parents and health care professionals in compliance with our policy with respect to the International Code of Marketing of Breast-milk Substitutes. See “ - Regulatory - Global Policy and Guidance - World Health Organization.” We maintain a health care professional sales force and retail sales organization throughout the world. Our marketing activities vary from region to region depending on our market position, consumer trends and the regulatory environment. Our marketing teams seek to anticipate market and consumer trends, and attempt to capture consumer insights to determine strategy for brand communication, product innovation and demand-creation programs. The marketing teams work with external agencies to create strong marketing campaigns for consumers, health care professionals and retail sales organizations, where permitted.
Consumers. Parental preference plays an important role in brand selection with influence from health care professionals. We participate in a variety of marketing activities, where permitted, including digital, print and television advertising, direct mail, internet and promotional programs. Our marketing is evidence-based and emphasizes our superior nutritional science. In particular, our digital marketing program provides new or prospective parents with many resources to help them with their newborns, including, where permitted, nutritional and developmental information for mothers, instantly redeemable coupons and free samples.
Health Care Professionals. Our sales force educates health care professionals about the benefits of our infant formula products in each of the countries where we market our infant formula products. We focus our product detailing efforts on neonatal intensive care units, physicians and other health care professionals, hospital group purchasing organizations and other integrated buying organizations. We also support health care professionals by organizing continuing medical education programs, symposia and other educational interfaces.

Retail Sales Organization. Our sales force markets our products to each of the retail channels where our products are purchased by consumers, including mass merchandisers, club stores, baby stores, grocery stores, drug stores and, to a limited extent, convenience stores. The size, role and purpose of our retail sales organization varies significantly from country to country depending on our market position, the consolidation of the retail trade, shopper trends and the regulatory environment. In North America, Eastern Europe, Latin America and Asia, we focus on all retail channels, while in Western Europe we focus primarily on specialty products sold through pharmacies. We have entered into logistics partnerships with distributors in most of our markets.
The Special Supplemental Nutrition Program for Women, Infants and Children (“WIC”)
The WIC program is a U.S. Department of Agriculture (“USDA”) program created to provide nutritious foods, nutrition education and referrals to health care professionals and other social services to those considered to be at nutritional risk, including low-income pregnant, postpartum and breastfeeding women and infants and children up to age five. It is estimated that approximately 49% of all infants born in the United States during the 12-month period ended December 31, 2014 benefited from the WIC program. The USDA program is administered individually by each state. WIC contracts are generally three years in duration with some contracts providing for extensions; specific contract provisions can vary significantly from state to state.
After taking into account the rebates we paid to the state WIC agencies, net WIC sales represented approximately 5% of our U.S. net sales and 1% of our global net sales in the year ended December 31, 2014. As of December 31, 2014, we held the contracts that supplied approximately 45% of WIC births in the United States.
Global Supply Chain
We manage sourcing, manufacturing and distribution through our global supply chain. We currently operate in-house production facilities at nine different locations around the world and additionally use third-party manufacturers for a portion of our requirements.
Locations. Our manufacturing and finishing facilities are located in the United States, the Netherlands, Mexico, Brazil, Singapore, Thailand, China and the Philippines. See “Item 2. Properties” for a description of our global manufacturing facilities. We also use third-party manufacturers for select production requirements. As the production process advances, regional or sub-regional teams support the global team, overseeing manufacturing activities such as the finishing of our products. Our four regional quality departments perform regional and manufacturing site quality control and assurance.
Suppliers. We source approximately 80% of our materials from approximately 30 suppliers. Through these suppliers, we obtain key raw materials and primary packaging materials. Certain raw materials, while managed and contracted on a global basis, are subject to regional and local variations in price under the terms of these supply agreements. These raw materials are subject to review and approval by our regional teams to ensure compliance with regulatory requirements and quality standards. Dairy products, consisting primarily of milk powders, non-fat dry milk, lactose and whey protein concentrates, accounted for approximately 48% of our global expenditures for raw materials and approximately 32% of our cost of goods sold for the year ended December 31, 2014.
Distribution. We manage our distribution networks locally with regional oversight. We generally enter into distribution agreements with third-party logistics providers and distributors and maintain a small staff at the local or regional level to track performance and implement initiatives.
Customers
Our products are sold principally to distributors and retail customers, both nationally and internationally. Sales to two of our customers, DKSH International Ltd., a distributor serving primarily Asia (including sales to its regional affiliates), and Wal-Mart Stores, Inc. (including sales to Sam’s Club), accounted for approximately 16%, 16% and 15%, and approximately 11%, 10% and 11% of our gross sales for the years ended December 31, 2014, 2013, and 2012, respectively.
Competition
We compete in two primary categories, infant formula and children’s nutrition. The competitive landscape in each category is similar around the world, as the majority of the large global players are active in these categories. Our main global competitors are Abbott Laboratories, Danone and Nestlé S.A. Other companies, including manufacturers of branded products, private label and store brand products, manufacture and sell one or more products that are similar to those marketed by us. We believe sources of our competitive advantage include clinical claims for efficacy and product quality, brand image and associated value, broad distribution capabilities and consumer satisfaction. Significant expenditures for advertising, promotion and marketing, where permitted, are generally required to achieve acceptance of products among consumers and health care professionals.

Research and Development
Investing in research and development (“R&D”) capabilities and projects is an important part of our business. Our R&D organization consists of professionals, many of who have extensive industry experience and advanced educational backgrounds. Our global R&D centers are located in the United States, Mexico, Thailand, China, the Netherlands and Singapore. Our four Pediatric Nutrition Institutes (“PNI”) are located in Evansville, Indiana (U.S.); Mexico City, Mexico; Guangzhou, China; and Singapore.
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
We also have strong external development relationships that complement our internal research and development capabilities. We manage our research and development activities in collaboration with leading scientists and institutes around the world and we have an active portfolio of projects involving commercial technology suppliers. We believe this approach allows us to be at the forefront of scientific and technological developments relevant for pediatric nutrition. Research and development expense was $115.1 million, $100.2 million and $100.1 million in the years ended December 31, 2014, 2013, and 2012, respectively.
Intellectual Property
Patents. We own or license approximately 67 active U.S. patents and 450 active non-U.S. patents and have 106 pending U.S. patent applications and 853 pending non-U.S. patent applications as of December 31, 2014.
Trademarks. We file and maintain our trademarks in those countries in which we have, or desire to have, a business presence. We hold an extensive portfolio of trademarks across our key geographies. We maintain more than 6,900 trademark registrations and applications in more than 100 countries worldwide.
Regulatory
We are subject to the laws and regulations in each country in which we market our products. We have processes, systems and resources in place to manage the current regulatory requirements and to participate proactively in the shaping of future country, regional and global policy, guidance and regulations.
Regulation in the United States. In the United States, the specific requirements for infant formula are governed by the Infant Formula Act of 1980, as amended (“Formula Act”). The purpose of the Formula Act is to ensure the safety and nutrition of infant formulas, including minimum and, in some cases, maximum levels of specified nutrients. The United States Food and Drug Administration (“U.S. FDA”) and its Center for Food Safety and Applied Nutrition is responsible for the regulation of food, including infant formula. As such, the U.S. FDA is responsible for implementing the provisions of the Formula Act. As part of this responsibility, the U.S. FDA monitors infant formula products. The Formula Act requires infant formula manufacturers to test product composition during production and shelf-life, to keep records on production, testing and distribution of each batch of infant formula and to use good manufacturing practices and quality control procedures. In addition, the Formula Act requires infant formula manufacturers to maintain records of all complaints, some of which are reviewed to evaluate the possible existence of a hazard to health. The U.S. FDA conducts regular inspections of all facilities that manufacture infant formula.
Additionally, when an infant formula product is formulated, the manufacturer must provide regulatory agencies assurance of the nutritional quality of that particular formulation before marketing the infant formula. The U.S. FDA has established requirements for certain labeling, nutrient content and manufacturer quality control procedures, as well as company records and reports.
Regulation Outside the United States. Country-specific regulations and laws outside of the United States have provisions that include requirements for compositional criteria, quality criteria and labeling, as well as other specific standards with which manufacturers must comply, including requirements for placing new formulas on the market. Most country regulatory provisions are comparable to or will refer to the general conditions defined by Codex Alimentarius (“Codex”) standards, described below, or will refer to globally recognized regulatory authorities (e.g. the U.S. FDA and the European Commission) and the scientific opinions issued by expert authorities (e.g. the European Food Safety Authority).

Global Policy and Guidance
World Health Organization. The World Health Organization (“WHO”) is the directing and coordinating authority for health within the United Nations system. The WHO is responsible for providing leadership on global health matters, shaping the health research agenda, articulating policy recommendations, providing technical support to countries and monitoring and assessing health trends. In 1981, many member states of the WHO’s World Health Assembly voted to adopt the International Code of Marketing of Breastmilk Substitutes (the “WHO Code”). Countries have taken various actions to enact legislation based on the recommendations of the WHO Code. It is our practice to comply with all applicable laws and regulations and take guidance from the aims and principles of the WHO Code in developing countries.
Codex. The Codex, or the food code, has become the global reference point for consumers, food producers and processors, national food control agencies and the international food trade. The Codex system, established in 1963 by the United Nations Food and Agriculture Organization and the WHO, permits all countries to join the international community in formulating and harmonizing food standards and fostering their global implementation. It also allows them a role in the development of codes governing hygienic processing practices and recommendations relating to compliance with those standards. The Codex regulatory provisions have been established for formulas and foods for infants and young children. It is usual practice for countries in Latin America, Africa and Asia to incorporate Codex standards either directly or with minor modifications into national law. It is our policy to comply with all applicable laws and regulations and with Codex standards where national regulatory requirements have not yet been enacted.
International Association of Infant Food Manufacturers. The International Association of Infant Food Manufacturers (“IFM”) is an international association of some of the leading global and regional infant food manufacturers. We are a member of the IFM and have signed the IFM Rules of Responsible Conduct (the “IFM Rules”). The IFM Rules are a set of voluntary commitments detailing how IFM member companies will conduct themselves in covered markets around the world with regard to topics such as safety, marketing, interactions with health care professionals and disaster aid. The IFM Rules were adopted by IFM members in order to clarify and bring specificity to the aims and principles of the WHO Code. We are committed to respecting and adhering to all applicable laws and regulations related to topics addressed in the IFM Rules.
Environmental, Health and Safety
Our facilities and operations are subject to various environmental, health and safety (“EHS”) laws and regulations in each of the jurisdictions in which we operate. We have programs that are designed to ensure that our operations and facilities meet or exceed standards established by applicable EHS rules and regulations globally. Each of our manufacturing facilities undergoes periodic internal audits relating to EHS requirements and we incur operating and capital costs to enhance our facilities or maintain compliance with applicable requirements on an ongoing basis.
Insurance
Our business involves an inherent risk of product liability and any claims of this type could have an adverse impact on us. We take what we believe are appropriate precautions to provide adequate coverage for possible product liability claims. Though our insurance coverage and cash flows have been adequate to provide for liability claims in the past, product liability claims could exceed our insurance coverage limits and cash flows, and insurance may not be available on commercially reasonable terms or at all. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.
Employees
As of December 31, 2014, we employed approximately 7,700 people worldwide. Our manufacturing workforces in Zeeland, Michigan (U.S.); Evansville, Indiana (U.S.); Guangzhou, China; Chonburi, Thailand and Singapore are not unionized. The manufacturing workforces in Delicias, Mexico, and São Bernardo do Campo, Brazil, are unionized and covered by collective bargaining agreements that are negotiated annually. The manufacturing workforce and non-supervisory sales force in Makati, Philippines, are unionized and covered by a three-year collective bargaining agreement, which was renewed effective January 2014. In addition, European Works Councils represent the manufacturing workforce in Nijmegen, the Netherlands, and the commercial organizations in France and Spain.
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

Our Enfa family of brands accounts for a significant portion of our net sales. If we are unable to maintain the strength of our Enfa and other brands across our global markets, consumers may choose not to buy our products. These circumstances could lead to a decrease in sales and profitability.

We may experience liabilities or negative effects on our reputation as a result of real or perceived quality issues, including product recalls, injuries or other claims.

We may be subject to liability if our products or operations violate, or are alleged to violate, applicable laws or regulations or in the event our products cause, or are alleged to cause, injury, illness or death. Powder milk products are not sterile. A risk of contamination or deterioration exists at each stage of the production cycle, including the purchase and delivery of raw food materials, the processing and packaging of food products and upon handling and use by health care professionals, hospital personnel and consumers. In the event that our products are found, or are alleged, to have suffered contamination or deterioration, whether or not such products were under our control, our brand reputation and business could be materially adversely affected. Furthermore, whether real or perceived, contamination or spoilage, product mislabeling or product tampering could result in product recalls. To date, no such recall has been material to our global business. However, a future product recall could be material and have a negative impact on our sales and profitability.

Whether real or perceived, reports of inadequate quality control (with respect to either our products or those of other manufacturers in our segment) could adversely impact our business by contributing to a perceived safety risk throughout the industry. The risk of reputational harm is magnified through rapid, electronic dissemination of information through news reports, social media or otherwise. Federal, state and local governments and municipalities could also propose or pass legislation banning the use of such products.

We are subject to extensive governmental regulations, and it can be costly to comply with these regulations. Changes in governmental regulations or other policies could harm our business.
Our activities are subject to extensive regulation with respect to product manufacturing, the environment, employee health and safety, hygiene, quality control, advertising, marketing to health care professional and providers, privacy and tax laws. It can be costly to comply with these regulations. A failure to comply with such laws and regulations could subject us to lawsuits, administrative penalties and other remedies. In addition, changes in laws or regulations could further restrict our actions and significantly increase our cost of doing business, causing our results of operations to be adversely affected. For example, government regulations impacting how and where we manufacture or source product (e.g. China’s food safety laws and related regulations) may cause unfavorable cost pressure, a significant change in our geographic earnings mix and an adverse effect on the related global tax liability. Barriers or sanctions imposed by countries or international organizations limiting international trade may limit our cross-border activities and sales. Governmental pricing actions may limit our ability to increase, or force us to reduce, prices in various jurisdictions throughout the world. Moreover, regulations, public policy or decisions that restrict marketing, promotion, availability and sale of our products, continued access to health care professionals, product content (including the regulations related to genetically modified organisms), as well as the manufacture and labeling of our products, could have a material adverse impact on our business. Certain advocates and governmental and non-governmental organizations have advocated against the marketing and sale of some pediatric nutrition products. Such effort could result in increased governmental restrictions on our activities.
We operate in an intensely competitive business.
The infant and children’s milk formula category is intensely competitive. Our primary competitors have substantial financial, marketing and other resources. In most product categories, we compete not only with other widely advertised branded products, but also with private label and store brand products that are generally sold at lower prices. We compete based on the following factors: brand recognition and loyalty; product quality; effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences; product innovation; price; and distribution and availability of products. Competitive pressures may lead us to reduce product prices. Such pressures may also restrict our ability to increase prices in response to commodity, wage and other cost increases. We may also need to increase spending on marketing, advertising and new product innovation to maintain or increase market share. The success of these initiatives is subject to risk, including uncertainties about trade and consumer acceptance of our efforts, market share loss and higher inventory levels. If we are unable to compete effectively, our financial condition and operating results may suffer.

Our success depends upon our ability to predict, identify, interpret and react to changes in consumer preferences.

Our success depends on our ability to predict, identify and interpret the tastes, dietary habits and nutritional needs of our broad spectrum of global consumers and to offer products that appeal to those preferences (including preferences for premium products). Our success also depends on our ability to define the benefits of our products and to effectively communicate these benefits to our consumers. Moreover, our success depends on our ability to effectively identify and accommodate our consumers’ preferred sales channels. If we do not succeed in offering innovative or premium products that consumers want to buy, if we are unable to effectively communicate our product benefits or if we are unable to sell through customers’ preferred channels, our sales and profitability or market share may deteriorate.

Economic downturns could limit consumer demand for our products.

The willingness of consumers to purchase premium brand pediatric nutrition products depends in part on local economic conditions. In periods of economic uncertainty, consumers may shift their purchases from our higher-priced premium products to lower-priced products or delay having children. During economic downturns, a decrease in the number of working mothers could constrict our customer base, further reducing our sales.

Our growth depends on certain demographic trends as well as scientific opinion regarding our products.

Our growth plan relies on favorable demographic trends in various markets, including rising incomes in emerging markets, increasing number of working mothers, increasing consumer global awareness of the importance of pediatric nutrition and birth rates. If these demographic trends change in an adverse way, our business could be materially impacted. In addition, an adverse change in scientific opinion regarding our products, such as the health benefits of DHA, could materially adversely affect our business.

Resources devoted to research and development may not yield new products that achieve commercial success.

Our ability to develop new pediatric nutrition products depends on, among other factors, our ability to understand the composition and variation of breast milk and our ability to translate these insights into commercially viable new products. This requires significant investment in research and development and testing of new ingredients, formulas and new production processes. The research and development process is expensive, prolonged and entails considerable uncertainty. Products may appear promising in development but fail to reach market within the expected time frame, or at all. Products also may fail to achieve commercial viability. Development of a new product, from discovery through testing and registration to initial product launch, typically takes between five and seven years, but may require an even longer timeline. Each of these periods varies considerably from product to product and country to country. Because of the complexities, uncertainties and cost associated with research and development, products that we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market such products successfully. In addition, new regulations or changes to existing regulations may have a negative effect on innovations in our pipeline, especially late-stage pipeline products.

Commodity price increases raise our operating costs and may reduce our profitability.

Our business is particularly vulnerable to commodity price increases in the cost of raw materials used to make our products (e.g. skim milk powder, whole milk powder, lactose and whey protein concentrate), the cost of inputs used to manufacture and ship our products (such as crude oil and energy) and the amount we pay to produce or purchase packaging for our products. Commodity price volatility is caused by conditions such as fluctuating commodities markets, currency fluctuations, availability of supply, weather, consumer demand and changes in governmental agricultural programs. Dairy costs are the largest component of our cost of goods sold. Increases in commodity costs generally impact our gross margins if we are unable to offset such increases by raising prices, changing our product mix or other efforts. Price increases, in turn, could weaken demand for our product. We monitor our exposure to commodity prices as part of our risk management program and attempt to mitigate risk with commodity hedging activities; however, continued commodity price volatility and ineffective commodity risk management could lead to lower profitability.

Our significant international operations are subject to extensive risk.

For the year ended December 31, 2014, 76% of our net sales were generated outside of the United States. Our significant international operations are subject to a number of risks related to doing business internationally, any of which could materially harm our business. These risks include:

•	multiple regulatory requirements that could restrict our ability to manufacture, market or sell our products;

•	compliance with anti-corruption regulations (as further described below);

•	trade protection measures, exchange controls and currency exchange rates;

•	price controls;

•	restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences;

•	programs intended to discourage the use of our products;

•	differing local product preferences and product requirements;

•	political and economic instability;

•	changes in foreign medical reimbursement policies and programs; and

•	diminished protection of intellectual property.

Our current and historical effective tax rate may not be indicative of future rates.

In light of our global earnings mix, our current and historical effective tax rate may not be indicative of future rates due to changes in domestic and international tax laws, changes in our global earnings mix, the need to repatriate future earnings to the United States to satisfy U.S. cash needs, and changes to our tax positions by taxing authorities in the various jurisdictions in which we operate.  For example, at the present time, the United States generally taxes a company’s foreign earnings upon the repatriation of such earnings, and these tax rules may change in the foreseeable future.  Moreover, given the organization of our business and the locations of our manufacturing operations, cross border transactions among our affiliates are a significant part of the manner in which we operate.  Although we believe that we transact intercompany business in accordance with arms-length principles, taxing authorities may not view such transactions as satisfying such arms-length principles and our tax positions may not be upheld by taxing authorities upon audit of our results.

Our operations and financial results face significant foreign currency exchange exposure.

Our financial performance measured on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations, particularly as the U.S. dollar strengthens. While we attempt to mitigate some of this risk with hedging and other activities, our business will nevertheless remain subject to substantial foreign exchange risk from foreign currency impacts on our financial statements. Currency rates in some markets, such as Venezuela and Argentina, could impact our results due to high exchange rate volatility, potentially or actually requiring us to apply inflationary accounting. For example, we apply highly inflationary accounting to our business in Venezuela, the impact of which on our consolidated financial statements is dependent upon movements in the exchange rate, including devaluations, between the Bolivares Fuertes and the U.S. dollar. Operating in high inflationary environments could subject us to additional government actions, devaluations and other business restrictions (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Venezuela Risk”).

Moreover, foreign governments may restrict our ability to exchange local currencies for more marketable currencies and may limit our ability to pay dividends, to pay non-local currency accounts payable or to obtain currencies (other than the local currency) which may be more desirable to hold. Foreign governments may simultaneously restrict our ability to increase prices in inflationary environments where local currencies are under significant pressure. Without the ability to increase prices to offset the impact of local currency devaluation, our ability to manage foreign exchange risk may be further limited.

Our global operations are subject to political and economic risks of developing countries, and special risks associated with doing business in corrupt environments.

We operate our business and market our products internationally in more than 50 countries. We are focusing on increasing our sales and operations in various regions throughout the world, which are less developed, have less stability in legal systems and financial markets, and are potentially more corrupt business environments than the United States, and therefore present greater political, economic and operational risks. We have in place policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements, such as applicable anti-corruption laws, including the United States Foreign Corrupt Practices Act (“FCPA”), which make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantages; however, there can be no assurance that our employees will adhere to our standards of business conduct and ethics or any other of our policies, applicable anti-corruption laws, including the FCPA, or other legal requirements. If we fail to enforce our policies and procedures properly, detect violations in a timely manner or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. If we believe or have reason to believe that our employees have or may have violated applicable anti-corruption laws, including the FCPA, or other laws or regulations, we investigate or have outside counsel investigate the relevant facts and circumstances. If violations are suspected or found, we could face civil and criminal penalties, and significant costs for investigations, litigation, fees, settlements and judgments, which in turn could have a material adverse effect on our business. See “Item 3. Legal Proceedings” for further information regarding the Company’s ongoing investigation. In addition, some of our competitors may not be subject to the FCPA or other anticorruption laws.

Our China operations subject us to risks that could negatively affect our business.

A significant portion of our revenue and profit is derived from operations in China. Consequently, our overall financial results are dependent on this market, and our business is exposed to risks there. These risks include changes in economic conditions (including wage and cost inflation, currency exchange rates, consumer spending and employment levels), tax rates, laws, changes in the regulatory environment, increased competition and potential noncompliance with local laws and regulations. Risks also include changing consumer product preferences and preferred sales channels, as well as our ability to accommodate such changing preferences. Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. Any significant or prolonged deterioration in China’s relations with the United States and other countries could adversely affect our China business. There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. There can be no assurance as to the future effect of any such risks and uncertainties on our results of operations, financial condition or cash flows.

The consolidation of our retail customers and their reduction of inventory levels may put pressures on our profitability.

Our retail customers, such as mass merchandisers, club stores, baby stores, grocery stores, drug stores and convenience stores, may further consolidate, resulting in fewer customers for our business. Such consolidation produces large retail customers with increased buying power that are more capable of operating with reduced inventories, resisting price increases and demanding lower pricing, promotional programs and specifically tailored products. These large customers may also reallocate shelf space to favor their private label or store brand products. Meeting demands from these customers may adversely affect our profitability.

Our business is subject to the risks inherent in global manufacturing and sourcing activities.

We manufacture and source products and materials on a global scale. As such, we are subject to the risks inherent in such activities, such as:

•	raw material, product quality or safety issues, and related shortages or recalls by either us or our third-party suppliers;

•	supply chain disruptions due to weather, natural disaster, fire, terrorism, strikes, various contagious diseases, changes in government regulations or other factors over which we have no control;

•	loss or impairment of key global manufacturing sites or a failure to maintain compliant manufacturing practices at either our sites or third-party manufacturing sites;

•	inability to successfully expand our production and manufacturing capacity due to regulatory or other constraints;

•	limits on manufacturing capabilities due to physical capacity limitations, regulatory requirements, or export / import restrictions associated with the transport of raw goods or material;

•
significant difficulties with the highly exacting and complex processes required to manufacture our products, including equipment malfunction, failure to follow specific protocols and the related need to discard product batches; and

•	strikes, labor disputes, industrial accidents or other occupational health and safety issues.

While we have business continuity plans in place for certain manufacturing sites and the supply of raw materials, significant disruption in global manufacturing and sourcing activities for any of the above reasons could interrupt our business and lead to increased costs, lost sales, reputational damage and expense. If not remedied, these factors could have a material adverse effect on our business. Moreover, such significant disruptions may limit our ability to introduce and distribute products, including our existing pipeline of innovations and product improvements, or otherwise take advantage of opportunities in new and existing markets.
We rely on third parties to provide us with materials and services in connection with the manufacturing and distribution of our products.

Unaffiliated third-party suppliers provide us with materials necessary for commercial production of our products, including certain key raw materials and primary packaging materials (such as cans). We may be unable to manufacture our products in a timely manner, or at all, if any of our third-party suppliers should cease or interrupt production or otherwise fail to supply us or if the supply agreements are suspended, terminated or otherwise expire without renewal, resulting in a material adverse effect on our business. We also use third-party distributors in many countries throughout the world, including in emerging markets. If our third-party distributors fail to deliver on their commitments in a timely manner or at all, whether due to financial instability, non-compliance with applicable regulations, disruptions in local infrastructure or otherwise, we could experience disruptions that could lead to a loss of sales or claims against the Company. Moreover, if our distribution agreements are suspended, terminated or otherwise expire without renewal, our sales and profitability could be materially adversely affected.

Changes in WIC, or our participation in it, could materially adversely affect our business.

Participation in WIC involves a competitive bidding process and is an important part of our U.S. business based on the volume of infant formula sold under the program. As of December 31, 2014, we held the contracts that supply approximately 45% of WIC births in the United

States. As a result, our business strategy includes bidding for new WIC contracts and maintaining current WIC relationships. Our failure to win bids for new contracts pursuant to the WIC program or our inability to maintain current WIC relationships could have a material adverse effect on our business. In addition, any changes to how the WIC program is administered and any changes to the eligibility requirements and/or overall participation in the WIC program could also have a material adverse effect on our business.

We are increasingly dependent on information technology. Increased IT security threats could pose a risk to our systems, networks, products, solutions, services and data integrity.

We rely on our information technology, administrative and outsourcing systems (including cloud or partner systems and third-party providers) to effectively manage our business data, communications, supply chain, order entry and fulfillment and other business processes.  We also rely on such systems to protect employee and, at times, customer data, including personally identifiable information, which we may collect and retain. These systems may be susceptible to damage or interruption due to system failures, computer viruses, security breaches, telecommunication failures, user error, catastrophic events or other factors.  If our information technology, administrative and outsourcing systems suffer severe damage or interruption or intrusion, and our business continuity plans do not effectively resolve the issue in a timely manner, our business could suffer as we could experience business disruption, transaction errors, processing inefficiencies, a loss of customer or employee data and a loss of sales or customers.  Moreover, increasing global security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.  We invest in security technology to protect our data and business processes against risk of data security breach and cyber attack.  There can be no assurance, however, that our efforts will prevent breakdowns or breaches that could adversely affect our business.  Such threats, if they materialize, could compromise confidential information or lead to the improper use of our systems and networks, the manipulation and destruction of data, defective products, production downtimes and operational disruptions.  If we are unable to prevent security breaches or disclosure of confidential information, we may suffer financial and reputational damage.

Our sales and marketing practices may be challenged by consumers and competitors, which could harm our business.

We participate in a variety of marketing activities, where permitted, including digital, print and television advertising, direct mail, internet and promotional programs. We work with external agencies to create strong marketing campaigns for consumers, health care professionals and retail sales organizations. Although our marketing is evidence-based and emphasizes our superior nutritional science, consumers and competitors may challenge, and have challenged, certain of our practices by claiming, among other things, false and misleading advertising. A significant claim or judgment against us could result in monetary damages, limit our ability to maintain current sales and marketing practices and negatively impact our profitability. Even if such claim is unsuccessful or unwarranted, the negative publicity surrounding such assertions could negatively impact our business.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

Given the importance of brand recognition to our business, we have invested considerable effort in trademark protection for our brands, including the Enfa family of brands. In addition, we rely on a combination of security measures, confidentiality policies, contractual arrangements and trade secret laws to protect our proprietary formulas and other valuable trade secrets. We also rely on patent, copyright and trademark laws to further protect our intellectual property rights. Uncertainties inherent in enforcing our intellectual property rights make the outcome and associated costs difficult to predict. A failure to obtain or adequately protect intellectual property rights, or any change in law or other change that serves to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business. In addition, some of the countries in which we operate offer less protection for these rights, and may subject these rights to higher risks than is the case in Europe or North America.

There can be no assurance that third parties will not assert infringement claims against us or that any infringement claim will not result in costly litigation, substantial damages, the need to refrain from selling our products or the need to obtain a license to use third-party intellectual property (which license we may be unable to obtain on favorable terms, or at all). Even if we prevail against such claims, intellectual property litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations.

Labor disputes may cause work stoppages, strikes and disruptions.

Our manufacturing workforces in Zeeland, Michigan (U.S.); Evansville, Indiana (U.S.); Guangzhou, China; Chonburi, Thailand and Singapore are not unionized. The manufacturing workforces in Delicias, Mexico, and São Bernardo do Campo, Brazil, are unionized and covered by collective bargaining agreements that are negotiated annually. The manufacturing workforce and non-supervisory sales force in Makati, Philippines, are unionized and covered by a three-year collective bargaining agreement, which was renewed effective January 2014. In addition, European Works Councils represent the manufacturing workforce in Nijmegen, the Netherlands, and the commercial organizations in France and Spain. Any labor disputes, including work stoppages, strikes and disruptions, could have a material adverse impact on our business.

We derive a significant percentage of our sales from two key customers, the loss of which could negatively impact our business.
Our products are sold principally to distributors and retail customers, both nationally and internationally. Sales to two customers, DKSH International Ltd. (including sales to its regional affiliates) and Wal-Mart Stores, Inc. (including sales to Sam’s Club), accounted for approximately 16% and 11%, respectively, of our gross sales for the year ended December 31, 2014. If either of these customers ceases doing business with us or if we encounter any difficulties in our relationship with either of them, our business could be materially adversely affected.

Failure to comply with our debt covenants could have an adverse effect on our ability to obtain future financing at competitive rates and/or our ability to refinance our existing indebtedness.

As of December 31, 2014, we had total debt of $1.5 billion. There are various financial covenants and other restrictions in our debt instruments. If we fail to comply with any of these requirements, the related indebtedness could become due and payable prior to its stated maturity and our ability to obtain additional or alternative financing may be adversely affected. Further, we could incur substantial cost if we need to repatriate earnings to the United States in order to repay such debt.

We may not successfully identify or complete acquisitions, joint ventures or other strategic initiatives.

From time to time, we evaluate potential acquisitions, joint ventures and other strategic initiatives. We may consider divesting businesses that do not meet our strategic objectives or growth / profitability targets. We may also consider expanding our product portfolio by adding new product categories. These activities may present financial, managerial, and operational risk including diversion of management’s attention from our existing business, business integration challenges, effective control implementation across a diverse employee population, the failure to achieve anticipated synergies, unanticipated liabilities and potential disputes. These activities may also include inherent risks associated with entering a geographic area which has less political, social or economic stability, less developed infrastructure and legal systems and in which we have no or limited prior operating experience. In addition, we may not be able to complete desirable transactions or initiatives for various financial, regulatory, technological or other reasons. Any of these factors could materially and adversely affect our financial condition and operating results.

Risks Related to Our Relationship with Our Former Parent

If our split-off from Bristol-Myers Squibb Company (“BMS”) fails to qualify for non-recognition of gain and loss, we may in certain circumstances be required to indemnify BMS for any resulting taxes and related expenses.

In connection with our split-off from BMS on December 23, 2009, BMS and its counsel have relied on certain assumptions and representations as to factual matters from us, as well as certain covenants by us regarding the future conduct of our business and other matters, the incorrectness or violation of which could affect the qualification for non-recognition of gain and loss of our split-off from BMS. As a result, we agreed, generally, to indemnify BMS for taxes and certain related expenses resulting from the failure of our split-off from BMS to qualify for non-recognition of gain and loss to the extent attributable to (i) the failure of any of our representations to be true or the breach by us of any of our covenants, (ii) the application of Section 355(e) or Section 355(f) of the Internal Revenue Code to any acquisition of our stock or assets or any of our affiliates or (iii) certain other acts or omissions by us or our affiliates. To the extent we become obligated to make an indemnification payment to BMS through the relevant audit years, we believe that such payment could be material and could have a material adverse effect on our financial condition and operating results.

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
        The following table illustrates our global manufacturing locations, the approximate square footage of the facilities, the reportable segment served by such locations and whether the facility is owned or leased:

Location	Square Feet	Segment(s) Served	Owned / Leased
Zeeland, Michigan, United States(1)	691,043	All segments	Owned
Evansville, Indiana, United States(1)(2)	345,000	All segments	Owned
Nijmegen, The Netherlands(1)	109,792	All segments	Owned
Delicias, Chihuahua, Mexico(1)	134,549	North America / Europe Latin America	Owned
São Bernardo do Campo, Brazil(1)	64,583	Latin America	Leased
Singapore(1)	466,077	Asia	Owned(3)
Chonburi, Thailand(1)	158,456	Asia	Owned
Guangzhou, China(1)	149,944	Asia	Owned(3)
Makati, Philippines(1)	85,487	Asia	Owned(3)
(1) Powder manufacturing facility. (2) Liquid manufacturing facility. (3) The land on which this facility is built is subject to a long-term lease.

Item 3.    LEGAL PROCEEDINGS.
 In the ordinary course of business, we are subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health and safety matters.
From time to time, we may be responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating substances at our current or former sites, and/or at waste disposal or reprocessing facilities operated by third parties. Liability under CERCLA and analogous state or foreign laws may be imposed without regard to knowledge, fault or ownership at the time of the disposal or release. Most of our facilities have a history of production operations in the food and drug industry, and some substances used in such production require proper controls in their storage and disposal. As of December 31, 2014, we were still named as a “potentially responsible party,” or were involved in investigation and remediation, at one third-party disposal site. With regard to such matter, the substantive issues have been resolved, and management believes that any actual or expected additional remediation cost related to such matter, individually or in the aggregate, would be immaterial.
We record accruals for contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although we cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material effect on our business or financial condition, although an unfavorable outcome in excess of amounts recognized as of December 31, 2014, with respect to one or more of these proceedings, could have a material effect on our results of operations and cash flows for the periods in which a loss is recognized.

The Company has substantially progressed in its internal investigation of certain business activities of the Company’s local subsidiary in China. The Company’s investigation focused on certain expenditures that were made in connection with the promotion of the Company’s products and certain expenditures otherwise made in its China business. Certain of such expenditures were made in violation of Company policies and may have been made in violation of applicable U.S. and/or local laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”). The investigation has been conducted by outside legal counsel and was overseen by a committee of independent members of the Company’s board of directors. The results of the investigation are being discussed with the SEC and the Department of Justice (the “DOJ”), both of which are responsible for

FCPA enforcement and frequently examine these issues in tandem, and the Company is responding to their requests for additional information which are common in FCPA investigations. At this time, the Company is unable to predict the scope, timing or outcome of this ongoing matter or any regulatory or legal actions that may be commenced related to this matter. If a violation of the FCPA or other laws is determined to have occurred, the Company could become subject to monetary penalties as well as civil and criminal sanctions.

Item 4.    MINE SAFETY DISCLOSURES.
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

	Market Price for MJN Common Stock		Dividends Declared Per Share
	High	Low
2013
First Quarter	$81.04	$65.38	$0.340
Second Quarter	$86.87	$74.44	$0.340
Third Quarter	$80.98	$66.80	$0.340
Fourth Quarter	$86.63	$73.69	$0.340
2014
First Quarter	$85.00	$73.23	$0.375
Second Quarter	$93.43	$81.23	$0.375
Third Quarter	$98.50	$91.15	$0.375
Fourth Quarter	$104.89	$89.34	$0.375
Holders of Common Stock
        The number of record holders of our common stock at December 31, 2014 was 1,239. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares held in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases during the three-month period ended December 31, 2014:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
October 1, 2014 through October 31, 2014	45,581	$95.76	45,581	$437.4
November 1, 2014 through November 30, 2014	—	—	—	—
December 1, 2014 through December 31, 2014	—	—	—	—
	45,581	$95.76	45,581	$437.4

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

(3)
On September 11, 2013, we announced that our board of directors approved a share repurchase authorization of up to $500.0 million of Company common stock. This authorization does not have an expiration date.

Performance Graph
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on an investment in our common stock with the cumulative total return on an investment in each of the Standard & Poor's 500 (S&P 500) Stock Index and the S&P 500 Packaged Foods Index. The graph assumes that the value of the investment in our common stock and in each index was $100 and that all dividends were reinvested.
Comparison of 5-Years Cumulative Total Return
Among Mead Johnson Nutrition Company, the S&P 500 Index and the S&P 500 Packaged Foods Index
Assumes Initial Investment of $100

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Mead Johnson Nutrition Company	100.00	144.84	162.45	158.20	204.68	249.72
S&P 500 Stock Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Packaged Foods Index	100.00	116.36	136.37	150.54	196.96	219.64
Item 6.    SELECTED FINANCIAL DATA.

	For the Years Ended December 31,
(In millions, except per share data)	2014	2013	2012	2011	2010
Net Sales	$4,409.3	$4,200.7	$3,901.3	$3,677.0	$3,141.6
Earnings before Interest and Income Taxes	$988.3	$974.9	$835.3	$698.2	$701.9
Interest Expense—net	$60.3	$50.6	$65.0	$52.2	$48.6
Net Earnings Attributable to Shareholders	$719.8	$683.8	$580.4	$456.7	$467.1
Basic Earnings Per Share Attributable to Shareholders	$3.55	$3.37	$2.84	$2.23	$2.27
Diluted Earnings Per Share Attributable to Shareholders	$3.54	$3.36	$2.83	$2.22	$2.27
Cash Dividends Declared Per Share	$1.50	$1.36	$1.20	$1.04	$0.90
Weighted-average Shares - basic	202.1	202.4	203.6	204.3	204.7
Depreciation and Amortization	$91.6	$83.1	$76.9	$75.3	$64.7
Cash Paid for Capital Expenditures	$186.6	$240.4	$124.4	$109.5	$172.4

	As of December 31,
(In millions)	2014	2013	2012	2011	2010
Total Assets	$3,776.5	$3,474.1	$3,258.2	$2,766.8	$2,293.1
Short-Term Borrowings and Current Portion of Long-Term Debt	$4.1	$507.6	$187.0	$—	$1.2
Long-Term Debt	$1,503.9	$1,009.1	$1,523.2	$1,531.9	$1,532.5
Total Equity (Deficit)	$583.8	$300.5	$29.0	$(168.0)	$(358.3)

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

Executive Summary

        Our 2014 operating results benefited from the geographic diversity of our global operations. We delivered strong sales volume growth in our North America/Europe and Latin America segments, which helped mitigate lower growth in China/Hong Kong. In addition, sales grew from increased prices throughout all regions, partially offset by weaker local currency rates in Latin America and Asia. The Company achieved earnings growth in line with sales growth despite significantly higher dairy costs and adverse foreign exchange movements, while continuing to invest competitively in demand-creation activities and innovation. Earnings per share increased, primarily driven by higher sales, a lower effective tax rate and the nonrecurrence of the prior year administrative penalty in China, partially offset by current year losses compared to prior year gains related to our pension and other benefit plans.

Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
        Below is a summary of comparative results of operations for the years ended December 31, 2014 and 2013:

				% of Net Sales
(In millions, except per share data)	2014	2013	% Change	2014	2013
Net Sales	$4,409.3	$4,200.7	5%
Earnings before Interest and Income Taxes	988.3	974.9	1%	22%	23%
Interest Expense—net	60.3	50.6	19%	1%	1%
Earnings before Income Taxes	928.0	924.3	—%	21%	22%
Provision for Income Taxes	199.2	235.1	(15)%	5%	6%
Effective Tax Rate	21.5%	25.4%
Net Earnings	728.8	689.2	6%	17%	16%
Less: Net Earnings Attributable to Noncontrolling Interests	9.0	5.4	67%	(1)%	—%
Net Earnings Attributable to Shareholders	719.8	683.8	5%	16%	16%
Weighted-Average Common Shares— Diluted	202.7	203.1
Earnings per Common Share—Diluted	$3.54	$3.36	5%

        The results for the years ended December 31, 2014 and 2013 included several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of underlying operating results (“Specified Items”) and are listed in the table below:

	Years Ended December 31,
(In millions)	2014	2013
Pension and other post-employment mark-to-market adjustments	$56.9	$(12.0)
Severance and other costs	1.5	2.6
Administrative penalty (China)	—	33.4
Pension curtailment	(5.4)	—
Legal, settlements and related costs	10.3	9.2
Specified Items expense/(income)	$63.3	$33.2
Tax matters and the income tax impact on Specified Items	(23.7)	1.5
Specified Items attributable to Noncontrolling Interests	—	(3.8)
Specified Items after taxes	$39.6	$30.9

        For the year ended December 31, 2014, Specified Items included actuarial losses related to defined benefit pension and other post-employment benefit plans, which were primarily driven by a change in mortality assumptions during 2014 and discount rate movements within each year. In 2013, Specified Items included the administrative penalty in China and actuarial gains related to defined benefit pension and other post-employment benefit plans.

Net Sales
       Our net sales by reportable segment are shown in the table below:

	Years Ended December 31,			% Change Due to
(Dollars in millions)	2014	2013	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$2,278.4	$2,179.3	5%	2%	5%	(2)%
Latin America	867.5	861.4	1%	6%	10%	(15)%
North America/Europe	1,263.4	1,160.0	9%	7%	3%	(1)%
Net Sales	$4,409.3	$4,200.7	5%	4%	5%	(4)%

        Asia sales increased 5% compared to the prior year and accounted for 52% of our net sales. This sales growth was primarily driven by price increases to mitigate higher dairy costs and offset inflation. Sales volume increased due to net category growth for the segment (category growth in certain markets was partially offset by category declines in other markets) and market share gains in certain markets. Segment sales growth was partially offset by the impact of foreign exchange, primarily in southeast Asia. China/Hong Kong’s growth rate slowed in the second half of 2014 compared to 2013 as trade inventory levels in China were reduced in advance of a later 2014 product re-launch. In addition, our growth rate was impacted by a shift in China’s market to faster-growing alternative distribution channels like e-commerce and faster-growing product segments like imports, where the Company has lower market shares.
        Latin America sales increased 1% compared to the prior year and accounted for 20% of our net sales. Sales volume increased 6%, primarily due to higher sales in Mexico, the Caribbean and Central America. Price increases, predominately in Venezuela and Argentina, were more than offset by adverse foreign exchange movements.
        For the year ended December 31, 2014, Venezuela sales represented 2% of our total net sales. At this time, we are unable to predict how ongoing developments in Venezuela will affect our sales growth or operations (see “Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela).
        North America/Europe sales increased 9% compared to the prior year and accounted for 28% of our net sales. Volume increases were primarily driven by infant formula market share gains, an expanding U.S. children’s nutrition business and the timing of retailers’ orders. This volume growth was partially offset by the continued decline of category consumption. Price increased throughout the segment.
        Our net sales by product category are shown in the table below:

	Years Ended December 31,
(Dollars in millions)	2014	2013	% Change
Infant formula	$2,537.0	$2,459.7	3%
Children’s nutrition	1,788.4	1,653.3	8%
Other	83.9	87.7	(4)%
Net Sales	$4,409.3	$4,200.7	5%

        Infant formula sales increased 3% compared to the prior year and accounted for the large majority of our sales in North America/Europe and approximately half of our sales in each of our Asia and Latin America segments. Higher sales in North America/Europe and Latin America drove the year-over-year growth rate of infant formula products. Children’s nutrition sales increased 8% compared to the prior year and grew across all segments including North America/Europe, reflecting strong growth from investments to build the Enfagrow brand. Adverse foreign exchange movements impacted sales growth in all product categories.
        We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Years Ended December 31,		% of Gross Sales
(Dollars in millions)	2014	2013	2014	2013
Gross Sales	$5,689.4	$5,346.6	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	790.0	702.3	14%	13%
Sales Discounts	252.4	215.5	4%	4%
Returns	86.1	81.0	1%	1%
Other (including Cash Discounts, Coupons)	151.6	147.1	3%	3%
Total Gross-to-Net Sales Adjustments	1,280.1	1,145.9	22%	21%
Total Net Sales	$4,409.3	$4,200.7	78%	79%

        The total gross-to-net sales adjustments increased as a percentage of gross sales compared with the prior year, largely due to the addition of new WIC contracts in 2014.

Gross Profit

	Years Ended December 31,
(Dollars in millions)	2014	2013	% Change
Net Sales	$4,409.3	$4,200.7	5%
Cost of Products Sold	1,700.6	1,528.5	11%
Gross Profit	$2,708.7	$2,672.2	1%
Gross Margin	61.4%	63.6%

        The decrease in gross margin resulted from higher dairy and manufacturing conversion costs, expenses related to the start of our new manufacturing facility in Singapore, adverse foreign exchange movements and current year losses compared to prior year gains related to our pension and other benefit plans, partially offset by increased prices and productivity.
Expenses

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2014	2013	% Change	2014	2013
Selling, General and Administrative	$978.9	$903.5	8%	22%	22%
Advertising and Promotion	638.7	645.1	(1)%	14%	15%
Research and Development	115.1	100.2	15%	3%	2%
Other (Income)/Expenses—net	(12.3)	48.5	(125)%	—%	1%

Selling, General and Administrative Expenses
        Selling, general and administrative expenses (“SG&A”) increased 8% primarily due to current year actuarial losses compared to prior year actuarial gains related to our defined benefit pension and other post-employment benefit plans and inflation, partially offset by the benefit from foreign exchange movements.
Advertising and Promotion Expenses
        Our advertising spending primarily includes television, print, digital and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. Advertising and promotion expenses reflected higher demand-creation investments in support of our strategic growth initiatives that were more than offset by the benefit from foreign exchange movements.
Research and Development Expenses
        Our R&D activities include the continued investment in our innovation capability, product pipeline and quality programs. In addition, R&D increased due to current year actuarial losses compared to prior year actuarial gains related to our defined benefit pension and other post-employment benefit plans.
Other (Income)/Expenses—net

	Years Ended December 31,
(In millions)	2014	2013
Foreign exchange (gains)/losses—net	$0.5	$9.3
Administrative penalty (China)	—	33.4
Severance and other costs	1.3	2.2
Gain on sale of investment	(4.0)	—
Legal settlements	(1.9)	7.0
Pension curtailment gain	(5.4)	—
Other—net	(2.8)	(3.4)
Other (income)/expenses—net	$(12.3)	$48.5

For the year ended December 31, 2014, other (income)/expenses - net represented income of $12.3 million compared to an expense of $48.5 million in the prior year. In 2014, we recorded gains related to the revision of a defined benefit plan outside of the United States and the sale of an investment. In 2013, we recorded an expense related to an administrative penalty in China and experienced higher foreign exchange losses.

Earnings before Interest and Income Taxes
       Earnings before interest and income taxes (“EBIT”) from our three reportable segments, Asia, Latin America and North America/Europe, is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated global business support activities, including R&D, marketing, supply chain costs, and general and administrative expenses; net actuarial gains and losses related to defined benefit pension and other post-employment benefit plans; and income or expenses incurred within our operating segments that are not reflective of underlying operations and affect the comparability of the operating segments’ results.

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2014	2013	% Change	2014	2013
Asia	$818.7	$796.2	3%	36%	37%
Latin America	199.0	207.2	(4)%	23%	24%
North America/Europe	291.0	255.0	14%	23%	22%
Corporate and Other	(320.4)	(283.5)	(13)%	n/a	n/a
EBIT	$988.3	$974.9	1%	22%	23%
        EBIT in Asia increased 3% primarily due to higher sales compared to the prior year partially offset by higher dairy input costs, expenses related to the start of our new manufacturing and technology facility in Singapore and adverse foreign exchange movements.
        EBIT in Latin America decreased 4% primarily due to higher dairy costs and weaker local currencies, partially offset by foreign exchange gains. In our subsidiary in Venezuela, lower gross profit was partially offset by foreign exchange gains generated from cash received at the official Venezuelan government rate compared to the SICAD I rate adopted by the Company in February 2014 (see “Item 8. Financial Statements - Note 19. Venezuela Currency Matters” and “Item 7A, Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela).
        EBIT in North America/Europe increased 14% primarily due to higher sales, partially offset by higher demand-creation investments and dairy costs.
        Corporate and Other expenses increased compared to the prior year primarily due to current year actuarial losses compared to prior year actuarial gains related to our defined benefit pension and other post-employment benefit plans despite the nonrecurrence of the 2013 administrative penalty in China.
Interest Expense—net
        Interest expense-net for the year ended December 31, 2014 increased compared to the prior year primarily as a result of the incremental and higher interest expense on the $500.0 million of 4.60% senior notes due in 2044 (the “2044 Notes”) issued in May 2014 and lower capitalization of interest cost associated with our new manufacturing and technology facility in Singapore. These expenses were partially offset by gains related to the fixed to floating rate fair value hedges on the $700.0 million of 4.90% Notes due in 2019 (the “2019 Notes”).
Income Taxes
        The effective tax rate (“ETR”) for the years ended December 31, 2014 and 2013 was 21.5% and 25.4%, respectively. The ETR decrease was primarily due to favorable geographic earnings mix, the 2013 administrative penalty in China, which was non-deductible for tax purposes, and the running of the statute of limitations in various jurisdictions during 2014.
Net Earnings Attributable to Noncontrolling Interests
       Net earnings attributable to noncontrolling interests consists of approximately 20%, 11% and 10% interest held by third parties in our operating entities in Argentina, China and Indonesia, respectively.
Net Earnings Attributable to Shareholders
        For the foregoing reasons, net earnings attributable to shareholders for the year ended December 31, 2014 increased 5% to $719.8 million compared with the year ended December 31, 2013.

Results of Operations
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
        Below is a summary of comparative results of operations for the years ended December 31, 2013 and 2012:

				% of Net Sales
(In millions, except per share data)	2013	2012	% Change	2013	2012
Net Sales	$4,200.7	$3,901.3	8%
Earnings before Interest and Income Taxes	974.9	835.3	17%	23%	21%
Interest Expense—net	50.6	65.0	(22)%	1%	2%
Earnings before Income Taxes	924.3	770.3	20%	22%	20%
Provision for Income Taxes	235.1	182.0	29%	6%	5%
Effective Tax Rate	25.4%	23.6%
Net Earnings	689.2	588.3	17%	16%	15%
Less: Net Earnings Attributable to Noncontrolling Interests	5.4	7.9	(32)%	—%	—%
Net Earnings Attributable to Shareholders	683.8	580.4	18%	16%	15%
Weighted-Average Common Shares— Diluted	203.1	204.3
Earnings per Common Share—Diluted	$3.36	$2.83	19%

        The results for the years ended December 31, 2013 and 2012 included Specified Items and are listed in the table below:

	Years Ended December 31,
(In millions)	2013	2012
Pension and other post-employment mark-to-market adjustments	$(12.0)	$58.9
IT/other separation costs	—	19.9
Gain on sale of certain non-core intangible assets	—	(6.5)
Severance and other costs	2.6	21.1
Administrative penalty (China)	33.4	—
Legal, settlements and related costs	9.2	2.8
Specified Items	$33.2	$96.2
Tax matters and the income tax impact on Specified Items	1.5	(32.6)
Specified Items attributable to Noncontrolling Interests	(3.8)	—
Specified Items after taxes	$30.9	$63.6

        For the year ended December 31, 2013, the Specified Items after taxes decreased compared to the prior year by $32.7 million. The decrease in Specified Items was driven by a $70.9 million change in our pension and other post-employment mark-to-market adjustments, primarily driven by discount rate movements within each year. In addition, Specified Items decreased as certain 2012 IT/other separation costs which were related to the completion of our stand-alone operating structure did not recur in 2013. The 2012 severance and other costs related primarily to the relocation of our regional office in Asia and the implementation of our new business model in Europe.

        These lower expenses in 2013 were partially offset by the administrative penalty in China and higher legal, settlements and related costs primarily due to costs associated with our internal investigation.

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
        We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Years Ended December 31,		% of Gross Sales
(Dollars in millions)	2013	2012	2013	2012
Gross Sales	$5,346.6	$5,038.5	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	702.3	730.0	13%	14%
Sales Discounts	215.5	191.9	4%	4%
Returns	81.0	82.5	1%	2%
Other (including Cash Discounts, Coupons)	147.1	132.8	3%	3%
Total Gross-to-Net Sales Adjustments	1,145.9	1,137.2	21%	23%
Total Net Sales	$4,200.7	$3,901.3	79%	77%

        The total dollar amount of WIC rebates in the United States decreased due to the loss of certain WIC contracts during late 2012.

Gross Profit

	Years Ended December 31,
(Dollars in millions)	2013	2012	% Change
Net Sales	$4,200.7	$3,901.3	8%
Cost of Products Sold	1,528.5	1,503.8	2%
Gross Profit	$2,672.2	$2,397.5	11%
Gross Margin	63.6%	61.5%

        Gross margin improvement versus the prior year was driven by pricing and strong productivity as well as lower pension and other post-employment costs, primarily resulting from the portion of the pension and other post-employment mark-to-market adjustments recognized in cost of products sold. The mark-to-market-adjustments resulted in recognition of a gain of $1.3 million in 2013 compared to a loss of $21.2 million in 2012.

Expenses

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2013	2012	% Change	2013	2012
Selling, General and Administrative	$903.5	$904.5	—%	22%	23%
Advertising and Promotion	645.1	552.8	17%	15%	14%
Research and Development	100.2	100.1	—%	2%	3%
Other (Income)/Expenses—net	48.5	4.8	910%	1%	—%

Selling, General and Administrative Expenses
        SG&A decreased year over year as a result of lower pension and other post-employment costs, the elimination of prior year expenses for IT/other separation costs related to the completion of our stand-alone operating structure, the relocation of our regional office in Asia and the implementation of our new business model in Europe. These decreases in cost were offset almost entirely by higher sales force, performance-based compensation and marketing expenses.

        The reduction in pension and other post-employment costs was primarily driven by the portion of the pension and other post-employment mark-to-market adjustments recognized in SG&A, resulting in recognition of a gain in 2013 compared to a loss in 2012.
Advertising and Promotion Expenses
        Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. The increase in advertising and promotion expenses reflected demand-creation investments in support of our strategic growth initiatives.
Research and Development Expenses
        Our R&D expenses include the continued investment in our innovation capability, product pipeline and quality compliance programs.
Other (Income)/Expenses—net

	Years Ended December 31,
(In millions)	2013	2012
Foreign exchange (gains)/losses—net	$9.3	$(3.1)
Administrative penalty (China)	33.4	—
Severance and other costs	2.2	8.0
Gain on sale of non-core intangible assets	—	(6.5)
Legal settlements	7.0	—
Other—net	(3.4)	6.4
Other (income)/expenses—net	$48.5	$4.8

Earnings before Interest and Income Taxes
       EBIT from our three reportable segments, Asia, Latin America and North America/Europe, is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated global business support activities, including R&D, marketing, supply chain costs, and general and administrative expenses; net actuarial gains and losses related to defined benefit pension and other post-employment benefit plans; and income or expenses incurred within our operating segments that are not reflective of underlying operations and affect the comparability of the operating segments’ results.

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2013	2012	% Change	2013	2012
Asia	$796.2	$725.4	10%	37%	37%
Latin America	207.2	177.2	17%	24%	24%
North America/Europe	255.0	251.9	1%	22%	21%
Corporate and Other	(283.5)	(319.2)	11%	n/a	n/a
EBIT	$974.9	$835.3	17%	23%	21%

        The Asia increase in EBIT was primarily related to sales growth and improved gross margin, partially offset by higher demand-creation investments.

        The Latin America increase in EBIT was primarily related to sales growth and improved gross margin, partially offset by higher demand-creation investments.

        The North America/Europe increase in EBIT was primarily related to an improved gross margin due to pricing and our new business model in Europe, offset by higher demand-creation investments.

        Corporate and Other expenses decreased compared to the prior year as a result of lower pension and other post-employment benefit costs, the elimination of prior year IT/other separation costs related to the completion of our stand-alone operating structure, the prior year relocation of our regional office in Asia and the 2012 implementation of our new business model in Europe. These lower expenses were partially offset by the $33.4 million administrative penalty in China and 2013 foreign exchange transaction losses.

        The reduction in pension and other post-employment benefit costs was primarily driven by our pension and other post-employment mark-to-market adjustments, which resulted in a gain of $12.0 million in 2013 compared to a loss of $58.9 million in 2012. The $70.9 million difference in pension and other post-employment mark-to-market adjustments recognized in 2013 compared to 2012 is primarily the result of a 100 basis point increase in discount rates during 2013 compared to a 75 basis point decrease in discount rates during 2012 for our U.S. Pension Plan, as defined below under the section titled “Significant Accounting Estimates.”
Interest Expense—net
        Interest expense-net for the year ended December 31, 2013 totaled $50.6 million, down $14.4 million from the prior year. The decrease in interest expense is primarily a result of the July 2013 retirement of the short-term note payable incurred in connection with our 2012 acquisition in Argentina (the “Argentine Acquisition”), increased capitalization of interest expense associated with the construction of our new manufacturing and technology facility in Singapore and higher interest income. The weighted-average interest rate on our long-term debt, including the impact of terminated interest rate swaps and the 2013 retirement of the note payable related to the Argentine Acquisition (the “Argentine Acquisition Note Payable”), was 4.2% and 4.5% for the years ended December 31, 2013 and 2012, respectively.
Income Taxes
        The ETR for the years ended December 31, 2013 and 2012 was 25.4% and 23.6%, respectively. The higher effective tax rate was primarily attributable to favorable adjustments in 2012 associated with prior years' tax filings and the 2013 administrative penalty in China, which is non-deductible for tax purposes.
Net Earnings Attributable to Noncontrolling Interests
       Net earnings attributable to noncontrolling interests consists of approximately 20%, 11% and 10% interest held by third parties in our operating entities in Argentina, China and Indonesia, respectively.
Net Earnings Attributable to Shareholders
        For the foregoing reasons, net earnings attributable to shareholders for the year ended December 31, 2013 increased 18% to $683.8 million compared with the year ended December 31, 2012.

Liquidity and Capital Resources
Overview
        Our primary sources of liquidity are cash on hand, cash from operations and available borrowings under our $750.0 million revolving credit facility. Cash flows from operating activities represent the inflow of cash from our customers net of the outflow of cash for raw material purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for equipment, buildings, acquisitions and computer software. Cash flows used in financing activities primarily represent proceeds and repayments of long-term and short-term borrowings, dividend payments and share repurchases.
        Cash and cash equivalents totaled $1,297.7 million at December 31, 2014 of which $1,083.8 million was held outside of the United States. Cash and cash equivalents totaled $1,050.8 million as of December 31, 2013, of which $692.5 million was held outside of the United States.

        During 2014, we repatriated approximately $58 million of cash to the United States from multiple jurisdictions whose earnings and profits are not permanently invested abroad. During 2013, we repatriated approximately $74 million of cash to the United States from multiple jurisdictions whose earnings and profits are not permanently invested abroad.

        As a result of the evaluation of our global cash position, management has asserted that earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. The amount of cash associated with permanently invested foreign earnings was approximately $848 million and $343 million as of December 31, 2014 and 2013, respectively. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, we would be required to provide U.S. taxes on these amounts.

        The declaration and payment of dividends is at the discretion of our board of directors and depends on many factors, including our financial condition, earnings, legal requirements, restrictions under the terms of our debt agreements and other relevant factors. Cash dividends paid for the years ended December 31, 2014, 2013 and 2012 were $296.6 million, $267.7 million and $236.7 million, respectively.
        During 2014, we issued and sold $500.0 million of 2044 Notes. In addition, we redeemed all $500.0 million of our 3.50% Notes due in 2014 (the “2014 Notes”). The redemption price, which was calculated in accordance with the terms of the 2014 Notes and included principal plus a make-whole premium, was $503.5 million.
        In September 2013, our board of directors approved a share repurchase authorization of up to $500.0 million of our common stock. The repurchase authorization is intended to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to stockholders. The authorization does not have an expiration date. From the date of such authorization through December 31, 2014, 0.7 million shares were repurchased at an average cost of $86.23. As of December 31, 2014, we had $437.4 million available for further repurchases under the authorization.
Cash Flows
        We believe that cash on hand, cash from operations, and the available credit facility will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Years Ended December 31,
(In millions)	2014	2013	2012
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$728.8	$689.2	$588.3
Depreciation and Amortization	91.6	83.1	76.9
Other	77.2	53.4	96.6
Changes in Assets and Liabilities	(54.0)	0.3	(40.8)
Payments for Settlement of Interest Rate Forward Swaps	(45.0)	—	—
Pension and Other Post-employment Benefits Contributions	(5.2)	(19.4)	(28.3)
Total Operating Activities	793.4	806.6	692.7
Investing Activities	(182.4)	(240.5)	(228.8)
Financing Activities	(325.5)	(545.7)	(267.5)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(38.6)	(11.7)	5.4
Net Increase in Cash and Cash Equivalents	$246.9	$8.7	$201.8
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
        For the year ended December 31, 2014, cash flow provided by operating activities was $793.4 million and primarily driven by net earnings. Cash flow from operating activities was reduced by an increase in working capital, defined as accounts receivable plus inventory less accounts payable (excluding capital related items), $45.0 million of payments related to the settlement of interest rate forward swaps and higher income taxes paid. For the year ended December 31, 2013, cash flow from operating activities was $806.6 million and primarily driven by net earnings and lower income taxes paid, partially offset by an increase in working capital and contributions to our pension plans. In 2014, cash generated by earnings was higher than 2013; however, outflows related to working capital increases and our settlement of interest rate forward swaps resulted in a reduction of $13.2 million in cash flow provided by operating activities for 2014 when compared to the prior year.

        Cash flow used in investing activities was $58.1 million less in 2014 compared to 2013. The decrease was largely the result of lower spending for the new Singapore manufacturing and technology facility, which was placed in service during the second and third quarters of 2014.
        Cash flow used in financing activities was $325.5 million for the year ended December 31, 2014, and included the $500.0 million redemption of our 2014 Notes, $296.6 million of dividend payments, and $62.0 million of purchases of treasury stock, partially offset by $492.0 million of net proceeds related to the issuance of our 2044 Notes, after deducting underwriters’ discounts and offering expense, and $46.2 million inflow related to stock-based compensation. Cash flow used in financing activities was $545.7 million for the year ended December 31, 2013, consisting primarily of $267.7 million of dividend payments, $165.4 million repayments of short-term borrowings and $106.0 million of purchases of treasury stock. Cash flow used in financing activities was $220.2 million lower in 2014 compared to 2013 primarily as a result of repayments of short-term borrowings in 2013 and higher treasury stock purchases in 2013.
Year Ended December 31, 2013 Compared to Year Ended 2012
        Cash flow provided from operating activities increased by $113.9 million in 2013 compared to 2012. Higher net earnings, along with lower cash paid for income taxes and performance-based compensation as well as lower cash contributions to our U.S. defined benefit pension plan partially offset a higher requirement for working capital.
        Cash flow used in investing activities increased $11.7 million in 2013 compared to 2012 due primarily to higher capital expenditures partially offset by the Argentine Acquisition.
        Cash flow used in financing activities was $545.7 million for the year ended December 31, 2013, consisting primarily of $267.7 million of dividend payments, $165.4 million repayments of short-term borrowings and $106.0 million of purchases of treasury stock. Cash flow used in financing activities was $267.5 million for the year ended December 31, 2012, primarily from dividend payments of $236.7 million, treasury stock purchases of $154.9 million and the Argentine Acquisition Note Payable of $52.6 million, offset by net revolver borrowings of $161.0 million.
Capital Expenditures
        Capital expenditures and the cash outflow for capital expenditures were as follows:

(In millions)	Capital expenditures	Cash outflow for capital expenditures
Year ended December 31, 2014	$149.0	$186.6
Year ended December 31, 2013	251.1	240.4
Year ended December 31, 2012	170.3	124.4

        Capital expenditures included investments primarily in a new spray dryer and research and development capabilities which was placed in-service during the second and third quarters of 2014. For 2015, we expect capital expenditures to approach our long-term target of 4% of sales.
Revolving Credit Facility Agreement
        During the year ended December 31, 2014, we amended our five-year revolving credit facility agreement to provide for, among other things, an increase in the aggregate amount available for borrowing under the facility, the addition of certain financial institutions as lenders and the extension of the facility’s maturity date. The amended credit facility is unsecured and repayable at maturity in June 2019, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the amended facility is $750.0 million, which may be increased from time to time up to $1.0 billion at the Company’s request, subject to obtaining additional commitments and other customary conditions.
        The credit facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.50 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these covenants as of December 31, 2014. Borrowings from the Company’s credit facility are used for working capital and other general corporate purposes. As of December 31, 2014 and 2013, we had no borrowings outstanding under our credit facility. We had $750.0 million available as of December 31, 2014.

        Borrowings under the credit facility bear interest at a rate that is determined as a base rate plus a margin. The base rate is either (a) LIBOR for a specified interest period or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR. The margin is determined by reference to the Company’s credit rating. The margin can range from 0% to 1.375% over the base rate. In addition, the Company incurs an annual 0.125% facility fee on the entire facility commitment of $750.0 million.

        If our corporate credit rating falls below (i) Baa3 by Moody's Investors Service, Inc. (“Moody's”) or (ii) BBB- by Standard & Poor's Ratings Service (“S&P”), Mead Johnson & Company, LLC shall automatically be deemed to guarantee the obligations under the Credit Facility in addition to the guarantee provided by Mead Johnson Nutrition Company. Moody's credit rating for MJN is currently Baa1. S&P's credit rating for MJN is currently BBB+.
Long-Term Debt
        The components of our long-term debt are detailed in the table below:

(In millions)	Principal Amount	Interest Rate	Maturity
2019 Notes	$700.0	4.90% fixed	November 1, 2019
2039 Notes	$300.0	5.90% fixed	November 1, 2039
2044 Notes	$500.0	4.60% fixed	June 1, 2044
        During the year ended December 31, 2014, we issued and sold $500.0 million of 2044 Notes. In the fourth quarter of 2013, prior to the issuance of our 2044 Notes, we entered into a series of interest rate forward swaps to lock in an interest rate, reflecting then-prevailing rates, in anticipation of the offering. The fair value of these interest rate forward swaps was dependent on the movements in thirty-year interest rates. As a result of a rise in interest rates leading up to December 31, 2013, these interest rate forward swaps were in a gain position with a fair value of $19.4 million as of that date. However, as a result of a subsequent decline in thirty-year interest rates, the fair value of these interest rate swaps declined $64.4 million, resulting in a loss position with a fair value of $45.0 million upon our settlement in May 2014. This $45.0 million is a deferred loss that will be amortized into interest expense over the life of the 2044 Notes.
       During the year ended December 31, 2014, we also entered into a series of interest rate swaps to convert our 2019 Notes from fixed to floating for the remainder of their term in order to diversify our interest rate exposure. These interest rate swaps have an aggregate notional amount of $700 million of outstanding principal. See “Item 8. Financial Statements - Note 16. Derivatives” for additional information regarding these swaps.
        During the year ended December 31, 2014, we redeemed all $500.0 million of our then-outstanding 2014 Notes. The redemption price, which was calculated in accordance with the terms of the 2014 Notes, and included principal plus a make-whole premium, was $503.5 million.
        Our long-term debt may be prepaid at any time, in whole or in part, at a redemption price equal to the greater of par value or an amount calculated based upon the sum of the present values of the remaining scheduled payments. Upon a change of control, we may be required to repurchase the notes in an amount equal to 101% of the then-outstanding principal amount plus accrued and unpaid interest. Interest on the notes are due semi-annually and the notes are not subject to amortization.
        For additional information on our long-term debt, acquisition and interest rate swaps, see “Item 8. Financial Statements – Note 15. Debt and Note 16. Derivatives.”

Contractual Obligations
        As of December 31, 2014, our contractual obligations and other commitments were as follows:

	Payments due by December 31,
(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease obligations	$35.0	$26.1	$21.0	$16.6	$10.8	$14.2	$123.7
Capital lease obligations	1.3	1.1	0.4	0.3	—	—	$3.1
Purchase obligations	263.7	123.0	83.7	66.8	25.7	32.8	$595.7
Short-term borrowings	4.1	—	—	—	—	—	$4.1
Long-term debt	—	—	—	—	700.0	800.0	$1,500.0
Interest payments	75.5	75.0	75.0	75.0	75.0	917.5	$1,293.0
Total	$379.6	$225.2	$180.1	$158.7	$811.5	$1,764.5	$3,519.6
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

Additionally, liabilities for uncertain tax positions, pension and other post-employment benefits and derivative contracts are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of a cash settlement of such liabilities. See “Item 8. Financial Statements – Note 4. Income Taxes and Note 7. Employee Benefits” for more information.

Off-Balance Sheet Arrangements
        Pursuant to an Amended and Restated Tax Matters Agreement with BMS, we agreed to indemnify BMS for (i) any tax payable with respect to any separate tax return that we are required to file or cause to be filed, (ii) any tax incurred as a result of any gain that may be recognized by a member of the BMS affiliated group with respect to a transfer of certain foreign affiliates by us in preparation for our 2009 initial public offering and (iii) any tax arising from the failure or breach of any representation or covenant made by us which failure or breach results in the intended tax consequences of the split-off transaction not being achieved.
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
        WIC Rebates—We participate on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, we reimburse these entities for the difference between our list price and the contract price on eligible products. We account for WIC rebates by establishing an accrual in an amount equal to our estimate of WIC rebate claims attributable to a sale. We determine our estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. We consider levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjust the accrual periodically throughout the year to reflect actual expense. WIC rebate accruals were $214.3 million and $199.7 million at December 31, 2014 and 2013, respectively, and are included in accrued rebates and returns on our balance sheet. Rebates under the WIC program reduced revenues by $790.0 million, $702.3 million, and $730.0 million in the years ended December 31, 2014, 2013 and 2012, respectively.
        Sales Returns—We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine our estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also consider other factors that could impact sales returns such as discontinuations and new product introductions. Sales return accruals were $47.0 million and $44.8 million at December 31, 2014 and 2013, respectively, and are included in accrued rebates and returns on our balance sheet. Returns reduced sales by $86.1 million, $81.0 million, and $82.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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
        The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable earnings in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when changes are enacted. The ultimate liability incurred by us may differ from the provision estimates based on a number of factors, including interpretations of tax laws and the resolution of examinations by the taxing authorities. United States federal income taxes are provided on foreign earnings that are not permanently invested offshore.
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
Goodwill and Indefinite-lived Intangible Assets
        Goodwill is not amortized but is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We utilize a two-step quantitative assessment to test for impairment. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of reporting units, which is generally based on a discounted cash flow model. In making this assessment, the Company relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Growth rates for sales and profits are determined using inputs from our annual planning process. We also make estimates of discount rates, perpetuity growth assumptions and other factors. Many of the factors used in assessing fair value are outside the control of the Company and it is reasonably likely that assumptions and estimates can change in future periods. These changes can result in future impairments. We completed the annual goodwill impairment assessment during the third quarter of 2014 and 2013 and during the first quarter of 2012 and no impairment of goodwill was required as we determined that the fair values of our reporting units were substantially in excess of respective carrying amounts. During the third quarter of 2013 we changed our annual impairment testing date from January 1 to July 1 to better align with the timing of our annual and long-term planning process, which is a significant input in the testing process.
Goodwill recognized as a result of our Argentine Acquisition was $96.3 million as of December 31, 2014, which represents a majority of our goodwill balance. Although management currently believes operations in reporting units to which goodwill was allocated can support the value of recorded goodwill, a change in assumptions driven by macro-economic conditions or degradation in the Argentine consumer market that undermines the reporting unit's ability to achieve targeted profit levels may result in an impairment of the recorded goodwill.
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
Pension and Other Post-employment Benefits
        Our pension plans and other post-employment benefit plans are accounted for using actuarial valuations. Management, in consultation with our actuaries, is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, long-term returns on plan assets, retirement, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and other post-employment benefit expense could vary within a range of outcomes and have a material effect on projected benefit obligations. Our key assumptions used in calculating the cost of pension benefits are the discount rate and expected long-term returns on plan assets. Actual results in any given year may differ from those estimated because of economic and other factors.
        The discount rate assumptions used to value the pension and other post-employment benefit obligations reflect the yield to maturity of high quality corporate bonds that coincides with the cash flows of the plans’ estimated payouts. In developing the expected rate of return on pension plan assets, we estimate returns for individual asset classes with input from external advisers. We also consider long-term historical returns on the asset classes, the investment mix of plan assets, investment manager performance and projected future returns of the asset classes.
        Our principal pension plan is the Mead Johnson & Company Retirement Plan, LLC in the United States (“U.S. Pension Plan”), which is a frozen plan and represents approximately 84% and 73% of our total pension and other post-employment benefit assets and obligations, respectively. The assumptions used to determine net periodic benefit costs for the year are established at the beginning of the plan year and the assumptions used to determine benefit obligation are established as of the balance sheet date. The key assumptions for the U.S. Pension Plan were as follows:

Used to determine net periodic benefit cost for the years ended December 31,	2014	2013
Discount rate	4.00%	3.00%
Expected long-term return on plan assets	7.00%	6.00%

Used to determine benefit obligation as of December 31,	2014	2013
Discount rate	3.89%	4.00%
        The obligation for the U.S. Pension Plan increased by $35.4 million during 2014, primarily due to the revised mortality table assumptions provided by the Society of Actuaries. The adoption of the updated mortality tables and the mortality improvement scale increased the Company’s pension liability by more than $20.0 million.
        The following table shows the impact on pension expense of hypothetical changes in the rates assumed for the U.S. Pension Plan:

		Increase/(Decrease) in Expense		Increase/(Decrease) in Obligation
(Dollars in millions)	Change in Rate	Increase in Rate	Decrease in Rate	Increase in Rate	Decrease in Rate
Impact of change in rates:
Discount rate	+/-100 basis points	$1.7	$(2.1)	$(25.8)	$31.1
Expected long-term rate of return on plan assets	+/-100 basis points	$(2.0)	$2.0	N/A	N/A

       See “Item 8. Financial Statements – Note 7. Employee Benefits” for additional information on our pension and other post-employment benefits.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
        We are exposed to certain market risks which exist as part of our ongoing business operations. In addition to our costs for materials, compensation, media, distribution and other purchased services being subject to inflationary pressures, we are exposed to changes in currency exchange rates, price volatility for certain commodities and changes in interest rates. To reduce our exposure to these risks, we use a variety of contract techniques and financial instruments as described below. As a policy, we do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.
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
        We use foreign currency contracts to hedge anticipated transactions in certain foreign currencies and designate these derivative instruments as foreign currency cash flow hedges. If the derivative is designated as a cash flow hedge, the change in the fair value of the derivative is initially recorded in accumulated other comprehensive loss and then recognized in our statement of earnings when the corresponding hedged item impacts our earnings. The foreign currency derivatives resulted in (income) or losses of $(2.0) million, $5.4 million, and $0.8 million in the years ended December 31, 2014, 2013 and 2012, respectively. The impact of hedge ineffectiveness on earnings was insignificant.
        We use foreign exchange forward contracts to hedge exposures and the total notional amount of these contracts was $247.9 million at December 31, 2014, with a fair value in a net asset position of $12.8 million.
        The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of December 31, 2014:

	Contract Amount (in millions)	Average Contractual Exchange Rate
Receive United States dollar/Pay Canadian dollar	$39.7	1.12
Receive United States dollar/Pay Mexican peso	$91.8	13.54
Receive United States dollar/Pay Malaysian ringitt	$63.5	3.38
Receive United States dollar/Pay Philippine peso	$52.9	44.84
        All of these derivatives were hedges of anticipated transactions and most mature within 12 months. Assuming a 10% strengthening or weakening of the U.S. dollar (“USD”) at year-end, the fair value would have increased by $21.2 million or decreased by $26.3 million, respectively. A 10% weakening of the USD would switch our asset to be in a payable position. The unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
Venezuela Risk
        We apply highly inflationary accounting to our business in Venezuela. Under highly inflationary accounting, the functional currency of the entity is aligned with the reporting currency of the Company. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings rather than accumulated other comprehensive loss on the balance sheet.
        During the first quarter of 2014, the Venezuelan government enacted changes affecting the country’s currency exchange and other controls. In late January 2014, the government announced the replacement of the Commission for the Administration of Foreign Exchange (“CADIVI”) with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”). In conjunction with this replacement, CENCOEX assumed control of the sale and purchase of foreign currency in Venezuela and has maintained the official exchange rate of 6.3 Bolivares Fuertes (“VEF”) to 1.0 U.S. dollar (“USD”) (the “Official Rate”). Entities can continue to seek approval to transact through the CENCOEX mechanism at the Official Rate, which is honored for certain priority transactions.
        Additional changes in January 2014 expanded the types of transactions that may be subject to the weekly auction mechanism under the Complimentary Currency Administration System (“SICAD I”). MJN concluded that among other items, future inter-company dividend remittances qualify for the purchase of foreign currency at the SICAD I rate under the revised law. As such, MJN adopted the SICAD I rate for purposes of remeasuring the net monetary assets of our Venezuelan subsidiary effective February 28, 2014. The remeasurement impact of this adoption in the first quarter of 2014 was a loss of $6.1 million, which was recognized in MJN’s statement of earnings as a component of other (income)/expenses - net. Because the SICAD I auction rate is a floating rate, the potential exists for additional financial impacts if the auction rate changes significantly. As of December 31, 2014, SICAD I had a published rate of 12.0 VEF to 1.0 USD. In February 2014, the

Venezuelan government announced plans for the Alternative Foreign Exchange System (“SICAD II”), which is intended to more closely resemble a market-driven exchange. SICAD II became effective on March 24, 2014. As of December 31, 2014, SICAD II had a published rate of 50.0 VEF to 1.0 USD. MJN did not plan to attempt to access USD using the SICAD II exchange under this exchange structure.
        During the year ended December 31, 2014, the Company recognized gains of $14.0 million related to its exchange of VEF for USD at the CENCOEX Official Rate, which is more favorable than the SICAD I rate used to remeasure net monetary assets of MJN’s Venezuelan subsidiary.
       In February 2015, the Venezuelan government enacted additional changes to its foreign exchange regime. The changes maintain a three-tiered system, including the Official Rate determined by CENCOEX, which remains at 6.3 VEF to 1.0 USD, and the SICAD I auction market which continued to trade at 12.0 VEF to 1.0 USD. The SICAD II market has been eliminated and a new, alternative currency market, the Marginal Foreign Exchange System (“SIMADI”), has been created with a floating exchange rate generally based on supply and demand. An initial exchange rate for the SIMADI market was established at approximately 170 VEF to 1.0 USD. The Company continues to assess the impact, if any, of these changes as the government of Venezuela issues regulations to implement them, but does not currently expect these recent changes to impact the rate it uses to remeasure the net monetary assets of its Venezuelan subsidiary.

It is possible that the Venezuelan government will further refine or alter mechanisms through which companies are able to access USD, which could change the rate at which MJN can access USD and the rate used by the Company to remeasure the net monetary assets of its Venezuelan subsidiary. This could have an unfavorable impact on MJN’s operating results and future business operations. In addition, the foreign exchange controls in Venezuela may limit the ability to repatriate earnings and MJN’s Venezuelan subsidiary’s ability to remit dividends and pay inter-company balances at any official exchange rate or at all.
        Our Venezuelan subsidiary’s net sales represented approximately 2% of total Company net sales for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, our subsidiary had approximately $22 million of net monetary assets.
Commodity Risk
        We purchase certain products in the normal course of business, including dairy, agricultural oils, and packaging materials, the costs of which are affected by global commodity changes. Therefore, we are exposed to price volatility related to market conditions outside of our control.
        We employ various purchasing and pricing contract techniques in an effort to reduce volatility. Generally, these techniques include unit pricing that is based on an average of commodity prices over a contractually defined period of time, timing of purchases and setting fixed prices or ranges of prices with suppliers. Our intent is to utilize supplier volatility management tools when available. However, when such tools are unavailable or financially prohibitive through a supplier, we will utilize financial instruments. As of December 31, 2014, the value of the commodity contracts outstanding was immaterial.
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
        During the year ended December 31, 2014, we entered into eight interest rate swaps with multiple counterparties. These swaps have an aggregate notional amount of $700.0 million and effectively convert all the 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of December 31, 2014 with a fair value of $0.9 million in an unrecognized loss position.
For information on interest rate swap activity, see “Item 8. Financial Statements – Note 16. Derivatives.”

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Mead Johnson Nutrition Company
Glenview, Illinois
We have audited the accompanying consolidated balance sheets of Mead Johnson Nutrition Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, equity (deficit) and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mead Johnson Nutrition Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 27, 2015

CONSOLIDATED FINANCIAL STATEMENTS
OF MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in millions, except per share data)

	Years Ended December 31,
	2014	2013	2012
NET SALES	$4,409.3	$4,200.7	$3,901.3
Cost of Products Sold	1,700.6	1,528.5	1,503.8
GROSS PROFIT	2,708.7	2,672.2	2,397.5
Operating Expenses:
Selling, General and Administrative	978.9	903.5	904.5
Advertising and Promotion	638.7	645.1	552.8
Research and Development	115.1	100.2	100.1
Other (Income)/Expenses – net	(12.3)	48.5	4.8
EARNINGS BEFORE INTEREST AND INCOME TAXES	988.3	974.9	835.3

Interest Expense – net	60.3	50.6	65.0
EARNINGS BEFORE INCOME TAXES	928.0	924.3	770.3

Provision for Income Taxes	199.2	235.1	182.0
NET EARNINGS	728.8	689.2	588.3
Less: Net Earnings Attributable to Noncontrolling Interests	9.0	5.4	7.9
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$719.8	$683.8	$580.4
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$3.55	$3.37	$2.84
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$3.54	$3.36	$2.83

Weighted-average Shares - Basic	202.1	202.4	203.6
Weighted-average Shares - Diluted	202.7	203.1	204.3
Dividends Declared per Share	$1.50	$1.36	$1.20

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2014	2013	2012
NET EARNINGS	$728.8	$689.2	$588.3

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments
Translation Adjustments	(104.8)	(90.5)	(8.4)
Tax Benefit/(Expense)	0.8	9.2	(13.0)
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	(52.9)	24.2	(12.7)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	(1.2)	5.4	0.8
Tax Benefit/(Expense)	20.9	(10.1)	3.5
Pension and Other Post-Employment Benefits
Deferred Gains/(Losses) on Pension and Other Post-Employment Benefits	—	(1.1)	—
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	0.3	(0.2)	—
Tax Benefit/(Expense)	—	—	—
OTHER COMPREHENSIVE LOSS	(136.9)	(63.1)	(29.8)

COMPREHENSIVE INCOME	591.9	626.1	558.5

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	1.8	(6.9)	7.9

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$590.1	$633.0	$550.6

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,297.7	$1,050.8
Receivables – net of allowances of $9.6 and $6.5, respectively	387.8	384.4
Inventories	555.5	534.8
Deferred Income Taxes – net of valuation allowance	86.8	75.3
Income Taxes Receivable	7.7	15.9
Prepaid Expenses and Other Assets	82.6	56.9
Total Current Assets	2,418.1	2,118.1
Property, Plant and Equipment – net	912.7	867.5
Goodwill	162.7	196.8
Other Intangible Assets – net	75.4	97.5
Deferred Income Taxes – net of valuation allowance	65.1	37.0
Other Assets	142.5	157.2
TOTAL	$3,776.5	$3,474.1
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$4.1	$2.0
Accounts Payable	512.3	566.8
Dividends Payable	76.6	69.3
Current Portion of Long-Term Debt	—	505.6
Accrued Expenses	203.7	220.0
Accrued Rebates and Returns	329.1	314.9
Deferred Income – current	34.3	46.6
Income Taxes – payable and deferred	46.4	56.1
Total Current Liabilities	1,206.5	1,781.3
Long-Term Debt	1,503.9	1,009.1
Deferred Income Taxes – noncurrent	12.4	15.3
Pension and Other Post-employment Liabilities	211.1	161.8
Other Liabilities	192.8	156.4
Total Liabilities	3,126.7	3,123.9
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	66.0	49.7

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 207.2 and 206.8 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(641.3)	(721.5)
Retained Earnings	1,775.0	1,432.3
Treasury Stock – at cost	(362.6)	(351.9)
Accumulated Other Comprehensive Loss	(198.9)	(69.2)
Total Shareholders’ Equity	574.3	291.8
Noncontrolling Interests	9.5	8.7
Total Equity	583.8	300.5
TOTAL	$3,776.5	$3,474.1

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity/ (Deficit)	Redeemable Non- controlling Interest
Balance as of January 1, 2012	$2.1	$(824.6)	$721.7	$(89.7)	$11.4	$11.1	$(168.0)	$—
Stock-based Compensation Awards (includes excess tax benefits of $11.8)	—	51.8		(15.2)			36.6
Treasury Stock Acquired				(139.7)			(139.7)
Acquisition							—	30.2
Distributions to Noncontrolling Interests						(7.6)	(7.6)
Cash Dividends Declared			(244.7)				(244.7)
Net Earnings			580.4			6.8	587.2	1.1
Redeemable Noncontrolling Interest Accretion			(5.0)				(5.0)	5.0
Other Comprehensive Income (Loss)					(29.8)	—	(29.8)

Balance as of December 31, 2012	$2.1	$(772.8)	$1,052.4	$(244.6)	$(18.4)	$10.3	$29.0	$36.3
Stock-based Compensation Awards (includes excess tax benefits of $9.5)		56.6		(18.9)			37.7
Treasury Stock Acquired				(88.4)			(88.4)
Distributions to Noncontrolling Interests						(8.3)	(8.3)	(1.2)
Cash Dividends Declared			(275.7)				(275.7)
Net Earnings			683.8			4.6	688.4	0.8
Redeemable Noncontrolling Interest Accretion			(28.2)				(28.2)	28.2
Other Comprehensive Income (Loss)					(50.8)	2.1	(48.7)	(14.4)
Other		(5.3)					(5.3)

Balance as of December 31, 2013	$2.1	$(721.5)	$1,432.3	$(351.9)	$(69.2)	$8.7	$300.5	$49.7
Stock-based Compensation Awards (includes excess tax benefits of $9.0)		76.3		(7.9)			68.4
Treasury Stock Acquired				(52.9)			(52.9)
Retirement of Treasury Stock			(50.1)	50.1			—
Distributions to Noncontrolling Interests						(7.7)	(7.7)
Cash Dividends Declared			(304.0)				(304.0)
Net Earnings			719.8			8.5	728.3	0.5
Redeemable Noncontrolling Interest Accretion			(23.0)				(23.0)	23.0
Other Comprehensive Income (Loss)					(129.7)	—	(129.7)	(7.2)
Other		3.9					3.9
Balance as of December 31, 2014	$2.1	$(641.3)	$1,775.0	$(362.6)	$(198.9)	$9.5	$583.8	$66.0

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$728.8	$689.2	$588.3
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	91.6	83.1	76.9
Stock-Based Compensation Expense	30.4	32.6	32.2
Deferred Income Tax	(15.0)	23.0	6.5
Gain on Sale of Intangible Assets	—	—	(6.5)
Exchange Loss from Devaluation	6.1	2.2	—
Pension and Other Post-employment Benefits Expense	59.1	(7.2)	62.6
Other	(3.4)	2.8	1.8
Change in Assets and Liabilities:
Receivables	(36.5)	(37.7)	(8.5)
Inventories	(47.0)	(108.2)	109.8
Accounts Payable	2.8	56.0	(30.9)
Accrued Expenses, Rebates and Returns	12.9	14.8	(6.3)
Income Taxes Payable	5.3	27.0	(62.2)
Other Assets and Liabilities	8.5	48.4	(42.7)
Payments for Settlement of Interest Rate Forward Swaps	(45.0)	—	—
Pension and Other Post-employment Benefits Contributions	(5.2)	(19.4)	(28.3)
Net Cash Provided by Operating Activities	793.4	806.6	692.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(186.6)	(240.4)	(124.4)
Proceeds from Sale of Property, Plant and Equipment	0.2	2.6	1.5
Proceeds from Sale of Intangible Assets	—	—	6.5
Proceeds from/(Investment in) Other Companies	4.0	(2.7)	(6.3)
Payment for Acquisition	—	—	(106.1)
Net Cash Used in Investing Activities	(182.4)	(240.5)	(228.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	3.2	6.9	391.2
Repayments of Short-term Borrowings	(0.6)	(165.4)	(230.2)
Repayments of Notes Payable	(500.0)	(27.6)	(52.6)
Payments of Dividends	(296.6)	(267.7)	(236.7)
Stock-Based Compensation Related Proceeds and Excess Tax Benefits	46.2	23.6	23.3
Purchases of Treasury Stock	(62.0)	(106.0)	(154.9)
Long-term Debt Borrowings, net of original issue discount and expenses paid	492.0	—	—
Distributions to Noncontrolling Interests	(7.7)	(9.5)	(7.6)
Net Cash Used in Financing Activities	(325.5)	(545.7)	(267.5)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(38.6)	(11.7)	5.4
NET INCREASE IN CASH AND CASH EQUIVALENTS	246.9	8.7	201.8
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,050.8	1,042.1	840.3
End of Period	$1,297.7	$1,050.8	$1,042.1

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013 AND FOR THE YEARS ENDED
DECEMBER 31, 2014, 2013 AND 2012

1. ORGANIZATION
        Mead Johnson Nutrition Company (“MJN” or the “Company”) manufactures, distributes and sells infant formula, children’s nutrition and other nutritional products. MJN has a broad product portfolio, which extends across routine and specialty infant formulas, children’s milks and milk modifiers, dietary supplements for pregnant and breastfeeding mothers, pediatric vitamins, and products for pediatric metabolic disorders. These products are generally sold to distributors and retailers and are promoted to healthcare professionals, and, where permitted by regulation and policy, directly to consumers.
2. ACCOUNTING POLICIES
        Basis of Presentation—The financial statements present the results of operations, financial position and cash flows of MJN and its majority-owned and controlled subsidiaries. Inter-company balances and transactions have been eliminated. The Company prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements consider subsequent events through the date of filing with the Securities and Exchange Commission.
        Use of Estimates—The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in revenue recognition, including sales rebate and return accruals, impairment testing of goodwill and other indefinite-lived intangible assets, income tax assets and liabilities, income tax expense and legal liabilities, as well as the accounting for stock-based compensation and retirement and post-employment benefits, including the actuarial assumptions. Actual results may or may not differ from estimated results.
        Fair Value Measurements—The fair value of financial assets and liabilities are classified in the fair value hierarchy as follows: Level 1—unadjusted quoted prices in active markets for identical assets or liabilities, Level 2—observable prices that are based on inputs not quoted on active markets and Level 3—unobservable inputs that reflect estimates about the assumptions market participants would use in pricing the asset or liability.
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
        WIC rebate accruals were $214.3 million and $199.7 million at December 31, 2014 and 2013, respectively, and are included in accrued rebates and returns on the Company’s balance sheet. MJN participates on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, MJN reimburses these entities for the difference between the list price and the contract price on eligible products. The Company accounts for WIC rebates by establishing an accrual in an amount equal to the Company’s estimate of WIC rebate claims attributable to a sale. MJN determines its estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. The Company considers levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjusts the accrual periodically throughout the year to reflect actual expense. Rebates under the WIC program reduced revenues by $790.0 million, $702.3 million, and $730.0 million in the years ended December 31, 2014, 2013, and 2012, respectively.
        Sales return accruals were $47.0 million and $44.8 million at December 31, 2014 and 2013, respectively, and are included in accrued rebates and returns on the Company’s balance sheet. The Company accounts for sales returns by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines its estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also considers other factors that could impact sales returns such as discontinuations and new product introductions. Returns reduced sales by $86.1 million, $81.0 million, and $82.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Income Taxes—The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable earnings in effect for the years in which those tax attributes are expected to be recovered or paid, and are adjusted for changes in tax rates and tax laws when changes are enacted. The ultimate liability incurred by the Company may differ from the provision estimates based on a number of factors, including interpretations of tax laws and the resolution of examinations by the taxing authorities. United States federal income taxes are provided on foreign earnings that are not permanently invested offshore.
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
        Cash and Cash Equivalents—Cash and cash equivalents consist of bank deposits, time deposits and money market funds. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies, which are subject to currency rate risk. Cash equivalents are primarily highly liquid investments with original maturities of 3 months or less at the time of purchase and are recorded at cost, which approximates fair value. Money market funds, which totaled $395.4 million and $447.8 million at December 31, 2014 and 2013, respectively, are classified as Level 2 in the fair value hierarchy.
        Inventory Valuation—Inventories are valued at the lower of cost or market. The Company determines cost on the basis of the average cost or first-in, first-out methods.
        Property, Plant and Equipment—Expenditures for additions and improvements, including capitalized interest, are recorded at cost. Depreciation is computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the major classes of depreciable assets are up to 50 years for buildings and 3 to 40 years for machinery, equipment and fixtures. Maintenance and repair costs are expensed as incurred.
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
        Goodwill and Other Intangible Assets—The Company’s policy is to test goodwill for impairment on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. The Company compares the carrying value of a reporting unit, including goodwill, to the fair value of the unit. If the carrying amount of a reporting unit exceeds its fair value, the Company revalues all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. The Company’s estimates of fair value are primarily determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from the Company’s annual long-range planning process. The Company also makes estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. The Company completed its most recent annual goodwill impairment assessment during the third quarter of 2014. No impairment of goodwill was required in 2014, 2013 or 2012.
        During the third quarter of 2013 the Company changed its annual impairment testing date from January 1 to July 1, which did not result in any delay, acceleration or avoidance of an impairment charge. The Company believes that moving the goodwill impairment testing date to the third quarter is preferable because it better aligns with MJN’s annual and long-term planning timeline, which is a significant element of the testing process.

        The Company evaluates the useful lives of its other intangible assets to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures and the expected lives of other related groups of assets. Intangible assets that are deemed to have definite lives are amortized on a straight-line basis over their useful lives.

        The Company’s indefinite-lived intangible assets are also tested for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Estimates of the fair value of indefinite-lived intangible assets are based on a discounted cash flow model using inputs which included projected revenues from the Company’s annual long-range plan, assumed royalty rates that could be payable if MJN did not own the brands, and a discount rate. The Company completed its most recent annual indefinite-lived intangible asset impairment assessment during the third quarter of 2014. No impairment was required in 2014, 2013 or 2012.
        Contingencies—In the ordinary course of business, the Company is subject to loss contingencies such as lawsuits, investigations, government inquiries and claims including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters. The Company records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company does not recognize gain contingencies until realized. Legal costs are expensed as incurred.
        Derivatives—Derivatives are used by the Company principally in the management of its foreign currency, interest rate and commodity pricing exposures. The Company records all derivatives on the balance sheet at fair value. The Company does not hold or issue derivatives for speculative purposes.
        The Company designates and assigns derivatives as hedges of forecasted transactions, specific assets or specific liabilities. When the hedged assets or liabilities are sold, extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company immediately recognizes the gain or loss on the designated hedging financial instruments in the consolidated statements of earnings. The Company has elected to classify the cash flows from derivative instruments in the same category as the cash flows from the underlying hedged items.
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
        Pension and Other Post-employment Benefits—The funded status of the Company’s defined pension and other post-employment benefit plans is measured as the difference between the fair value of the plan assets and the benefit obligation. For the defined benefit plans, the benefit obligation is the projected benefit obligation; for any other defined benefit post-employment plans, the benefit obligation is the accumulated post-employment benefit obligation. The net over- or under-funded status is recognized as an asset or a liability on the balance sheet.
        Shipping and Handling Costs—The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs, including warehousing expenses, were $118.2 million, $119.1 million, and $115.6 million in the years ended December 31, 2014, 2013, and 2012, respectively, and are included in selling, general and administrative expenses.
        Advertising Costs—Advertising costs are expensed as incurred and were $206.2 million, $226.7 million, and $180.3 million in the years ended December 31, 2014, 2013, and 2012, respectively.
        Research and Development—Research and development costs are expensed as incurred.
        Foreign Currency Translation—The statements of earnings of the Company’s foreign subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars using average exchange rates for the period. The net assets of the Company’s foreign subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars using exchange rates as of the balance sheet date. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in accumulated other comprehensive loss.
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

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists (Topic 740). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 was effective for the Company beginning January 1, 2014 and the adoption of this standard did not have a material impact on the consolidated financial statements.

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

        In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topics 205 and 360). ASU 2014-08 changes the criteria for determining whether disposals are reported as discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for the Company beginning in the first quarter of 2015. The Company does not expect the adoption of this guidance to have a material impact on its financial statements and related disclosures.

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

        Under these changes in accounting principles, actuarial gains and losses from these plans are recognized upon plan remeasurement in the fourth quarter of each year, or more frequently if a remeasurement occurs. The remaining components of net periodic benefit cost, primarily interest on projected benefit obligations and the expected return on pension plan assets, continue to be recorded on a quarterly basis. Actuarial gains and losses are recognized within Corporate and Other and the remaining components of net periodic benefit costs are recognized in the respective reportable segments.

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

        The following table presents the calculation of basic and diluted earnings per share:

	Years Ended December 31,
(In millions, except per share data)	2014	2013	2012
Basic earnings per share:
Weighted-average shares outstanding	202.1	202.4	203.6
Net earnings attributable to shareholders	$719.8	$683.8	$580.4
Dividends and undistributed earnings attributable to unvested shares	(1.3)	(1.3)	(1.3)
Net earnings attributable to shareholders used for basic earnings per share calculation	$718.5	$682.5	$579.1
Net earnings attributable to shareholders per share	$3.55	$3.37	$2.84
Diluted earnings per share:
Weighted-average shares outstanding	202.1	202.4	203.6
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.6	0.7	0.7
Weighted-average shares — diluted	202.7	203.1	204.3
Net earnings attributable to shareholders	$719.8	$683.8	$580.4
Dividends and undistributed earnings attributable to unvested shares	(1.3)	(1.3)	(1.3)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$718.5	$682.5	$579.1
Net earnings attributable to shareholders per share	$3.54	$3.36	$2.83

        Potential shares outstanding from all stock-based awards were 2.5 million, 2.8 million and 2.7 million as of December 31, 2014, 2013 and 2012, respectively, of which 1.9 million, 2.1 million and 2.0 million were not included in the diluted earnings per share calculation for the years ended December 31, 2014, 2013 and 2012, respectively.

4. INCOME TAXES
       The components of earnings before income taxes were:

	Years Ended December 31,
(In millions)	2014	2013	2012
U.S.	$92.6	$141.9	$105.9
Non-U.S.	835.4	782.4	664.4
Total	$928.0	$924.3	$770.3
        The above amounts are categorized based on the applicable taxing authorities.
        The provision/(benefit) for income taxes consisted of:

	Years Ended December 31,
(In millions)	2014	2013	2012
Current:
U.S. federal	$53.7	$79.1	$37.1
U.S. states	4.2	2.4	(1.3)
Non-U.S.	156.3	130.6	139.7
Total current income tax expense	214.2	212.1	175.5

Deferred:
U.S. federal	(6.9)	(6.4)	7.9
U.S. states	(1.3)	1.9	(4.0)
Non-U.S.	(6.8)	27.5	2.6
Total deferred income tax expense/(benefit)	(15.0)	23.0	6.5

Total	$199.2	$235.1	$182.0

        Effective Tax Rate—MJN’s provision for income taxes in the years ended December 31, 2014, 2013 and 2012 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes as a result of the following:

(Dollars in millions)	2014		2013		2012
U.S. statutory rate	$324.8	35.0%	$323.5	35.0%	$269.6	35.0%
State and local taxes	0.6	0.1	1.3	0.1	0.8	0.1
Foreign income taxed at different rates	(40.9)	(4.4)	(25.6)	(2.8)	(67.7)	(8.8)
Repatriation of foreign income	8.9	1.0	9.4	1.0	21.6	2.8
Tax rulings and agreements	(133.7)	(14.4)	(121.9)	(13.2)	(46.4)	(6.0)
Reversal of deferred tax on prior years' unremitted foreign earnings due to a permanent reinvestment assertion	—	—	(8.2)	(0.9)	(8.7)	(1.1)
Administrative penalty (China)	—	—	8.3	0.9	—	—
Unrecognized tax benefits and related interest/penalties	22.9	2.5	38.1	4.1	13.1	1.7
Other	16.6	1.7	10.2	1.2	(0.3)	(0.1)
Total provision/effective tax rate	$199.2	21.5%	$235.1	25.4%	$182.0	23.6%

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

        Deferred Taxes and Valuation Allowance—The components of current and noncurrent deferred income tax assets/(liabilities) were:

	December 31,
(In millions)	2014	2013
Deferred tax assets:
Accrued expenses	$34.4	$33.5
Accrued rebates and returns	48.1	42.2
Pension and other post-employment liabilities	70.3	58.1
Stock-based compensation	19.2	20.2
Obsolescence reserves and other inventory items	12.6	7.9
Net operating loss carryforwards	14.7	13.5
Settlement loss on interest rate forward swaps	16.2	—
Other—net	1.6	6.7
Valuation allowance	(7.7)	(7.3)
Total deferred tax assets	209.4	174.8
Deferred tax liabilities:
Depreciation and amortization	(66.6)	(68.5)
Unremitted earnings and cumulative foreign currency translation adjustments	(4.2)	(9.7)
Total deferred tax liabilities	(70.8)	(78.2)
Deferred tax assets—net	$138.6	$96.6
Recognized as:
Net deferred income taxes—current	85.6	74.9
Net deferred income taxes—noncurrent	53.0	21.7
Total	$138.6	$96.6
        As of December 31, 2014, the Company had definite-lived and indefinite-lived gross foreign net operating loss (“NOL”) carryforwards of $55.6 million. Indefinite-lived NOL carryforwards totaled $30.5 million with the remainder being definite-lived. An immaterial amount of these definite-lived NOL carryforwards will begin to expire in 2015, with the remainder of the definite-lived NOL carryforwards to expire no later than 2024. The valuation allowance recorded for NOL carryforwards is $4.0 million as of December 31, 2014.

        As of December 31, 2014, the Company had various definite-lived U.S. state tax credit carryforwards of $7.2 million net of the federal tax benefit. An immaterial amount of these state tax credit carryforwards will begin to expire in 2016, with the remainder of the state tax credit carryforwards to expire no later than 2024. The valuation allowance recorded for state tax credit carryforwards is $3.7 million, net of the federal tax benefit, as of December 31, 2014.

        Income taxes paid net of refunds were $183.7 million, $159.3 million, and $226.8 million in the years ended December 31, 2014, 2013 and 2012, respectively. The income taxes were paid to or received from federal, state and foreign taxing authorities and Bristol-Myers Squibb Company (“BMS”) pursuant to the terms of the Amended and Restated Tax Matters Agreement.
        As of December 31, 2014, U.S. taxes have not been provided on approximately $2.0 billion of foreign earnings as these undistributed earnings have been permanently invested offshore. If, in the future, these earnings were to be repatriated to the U.S. additional tax provisions would be required. It is impracticable to determine a precise estimate of the additional provision required. However, the maximum potential estimated U.S. tax liability would be $711 million if these earnings were to be repatriated to the United States in such a manner that the entire amount of foreign earnings would be subject to the U.S. statutory tax rate with no U.S. tax relief for foreign taxes already paid. However, the Company has no plans to repatriate these foreign earnings.
        The Company’s tax returns are routinely audited by federal, state and foreign tax authorities and these tax audits are at various stages of completion at any given time. The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax filings through December 31, 2007. At December 31, 2014, the Company’s 2011 and 2012 income tax returns were under IRS examination. At December 31, 2014, tax years remaining open to examination outside the U.S. include 2004 and forward.
        A reconciliation of the Company’s changes in gross uncertain tax positions is as follows:

	Years Ended December 31,
(In millions)	2014	2013	2012
Balance at January 1:	$102.6	$64.7	$29.7
Increases based on current year tax positions	26.6	23.8	17.8
Decreases based on current year tax positions	—	—	—
Increases based on prior year tax positions	10.4	18.9	21.4
Decreases based on prior year tax positions	(1.6)	—	—
Settlements	—	—	—
Lapse of statute of limitations	(9.9)	(3.8)	(5.2)
Cumulative translation adjustment	(0.8)	(1.0)	1.0
Balance at December 31:	$127.3	$102.6	$64.7
        Uncertain tax positions have been recorded as part of other liabilities with a reversal of up to $5 million reasonably possible in the next 12 months primarily due to the running of statutes of limitations, of which an immaterial amount would impact the effective tax rate. The amounts of recorded uncertain tax positions that impacted the effective tax rate were $69.8 million, $48.6 million and $18.9 million as of December 31, 2014, 2013 and 2012, respectively. The Company believes that it has provided adequately for all uncertain tax positions. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.
        Interest and penalties related to uncertain tax positions were $19.5 million and $14.8 million, as of December 31, 2014, and 2013, respectively, and are included as a component of other liabilities. The Company classifies interest and penalties related to uncertain tax positions as a component of provision for income taxes. The amount of interest and penalties included as a component of provision for income taxes was $3.7 million, $3.0 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

5. SEGMENT INFORMATION
        MJN operates in four geographic operating segments: Asia, Europe, Latin America and North America. Based on this operating segmentation, the chief operating decision maker regularly assesses information for decision making purposes, including allocation of resources. Due to similarities between North America and Europe, the Company aggregated these two operating segments into one reportable segment. As a result, the Company has three reportable segments: Asia, Latin America and North America/Europe.
        Corporate and Other consists of unallocated global business support activities, including research and development, marketing, supply chain costs, and general and administrative expenses; net actuarial gains and losses related to defined benefit pension and other post-employment plans; and income or expenses incurred within the operating segments that are not reflective of underlying operations and affect the comparability of the operating segments’ results.
        The Company’s products are sold principally to distributors and retailers. In the North America/Europe and Latin America segments, Wal-Mart Stores, Inc. (including Sam’s Club) accounted for 11%, 10% and 11% of the Company’s consolidated gross sales for the years ended December 31, 2014, 2013, and 2012, respectively; in the Asia segment, DKSH International Ltd., a distributor serving primarily Asia, accounted for 16%, 16%, and 15% of the Company’s consolidated gross sales for the years ended December 31, 2014, 2013, and 2012, respectively.

        The Company's segment, product and geographic results consisted of:

(In millions)	Net Sales	Earnings Before Interest and Income Taxes	Year-End Assets	Payments for Capital Expenditures	Depreciation and Amortization
Year ended December 31, 2014
Asia	$2,278.4	$818.7	$1,557.9	$119.7	$31.0
Latin America	867.5	199.0	678.6	26.9	10.7
North America/Europe	1,263.4	291.0	1,081.2	33.6	29.5
Total operating segments	4,409.3	1,308.7	3,317.7	180.2	71.2
Corporate and Other	—	(320.4)	458.8	6.4	20.4
Total	$4,409.3	$988.3	$3,776.5	$186.6	$91.6

Year ended December 31, 2013
Asia	$2,179.3	$796.2	$1,390.7	$168.1	$19.4
Latin America	861.4	207.2	716.9	33.3	10.5
North America/Europe	1,160.0	255.0	798.5	31.6	29.1
Total operating segments	4,200.7	1,258.4	2,906.1	233.0	59.0
Corporate and Other	—	(283.5)	568.0	7.4	24.1
Total	$4,200.7	$974.9	$3,474.1	$240.4	$83.1

Year ended December 31, 2012
Asia	$1,967.0	$725.4	$1,097.3	$87.4	$16.9
Latin America	752.5	177.2	712.8	10.7	8.9
North America/Europe	1,181.8	251.9	740.5	22.3	27.4
Total operating segments	3,901.3	1,154.5	2,550.6	120.4	53.2
Corporate and Other	—	(319.2)	707.6	4.0	23.7
Total	$3,901.3	$835.3	$3,258.2	$124.4	$76.9

Net Sales (in millions)	Infant Formula	Children’s Nutrition	Other	Total
Year ended December 31, 2014	$2,537.0	$1,788.4	$83.9	$4,409.3
Year ended December 31, 2013	$2,459.7	$1,653.3	$87.7	$4,200.7
Year ended December 31, 2012	$2,295.5	$1,487.0	$118.8	$3,901.3

Geographic (in millions)	United States	China/ Hong Kong	Mexico	Singapore	Other	Total
Year ended December 31, 2014
Net Sales	$1,043.3	$1,379.7	$345.5	30.5	$1,610.3	$4,409.3
Long-Lived Assets	429.9	62.2	120.2	271.5	409.5	1,293.3
Year ended December 31, 2013
Net Sales	$948.2	$1,315.8	$328.2	28.0	$1,580.5	$4,200.7
Long-Lived Assets	446.6	64.7	134.8	245.9	427.0	1,319.0
Year ended December 31, 2012
Net Sales	$990.1	$1,160.1	$317.2	22.5	$1,411.4	$3,901.3
Long-Lived Assets	456.0	65.1	180.1	104.9	437.1	1,243.2

6. EMPLOYEE STOCK BENEFIT PLANS
        MJN 2009 Stock Award and Incentive Plan—The MJN 2009 Amended and Restated Stock Award and Incentive Plan (“Award and Incentive Plan”) provides for the grant of stock options, performance share awards, restricted stock units and other stock-based awards. Executive officers and other key employees of MJN, and non-employee directors and others who provide substantial services to MJN, are eligible to be granted awards under the Award and Incentive Plan. Twenty-five million shares of stock were approved and registered with the Securities and Exchange Commission (the “SEC”) for grants to participants under the Award and Incentive Plan. Shares used for awards assumed in an acquisition or combination will not count against the shares reserved under the Award and Incentive Plan. The shares reserved may be used for any type of award under the Award and Incentive Plan. Stock-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on the historical experience of participants in the Award and Incentive Plan since its inception in February 2009.
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
        MJN may also grant performance share awards, which are granted in the form of a target number of performance shares to be earned and have a three-year performance cycle consisting of three one-year performance periods. The performance share awards have annual goals set at the beginning of each performance period, at which time the awards are considered granted. The maximum payout is 200%. If a certain threshold is not met for a performance period, no payment is made under the plan for that annual period.
        MJN may also grant restricted stock units under the Award and Incentive Plan. Restrictions generally expire over a 1 to 4-year period from the date of grant. Stock-based compensation expense is recognized over the restricted period. A restricted stock unit is a right to receive stock at the end of the specified vesting period. A restricted stock unit has non-forfeitable rights to dividend equivalent payments and has no voting rights.
        Stock Options—The fair value of stock options granted in 2014, 2013, and 2012 was estimated on the date of grant using the Black-Scholes option pricing model. No stock options with market conditions were granted in 2014, 2013, or 2012. The following assumptions were used in the valuations:

	2014	2013	2012
Expected volatility	26.3%	27.0%	26.9%
Risk-free interest rate	1.7%	0.9%	1.2%
Dividend yield	1.8%	1.9%	1.6%
Expected life	5.5 years	5.3 years	6.0 years

        The expected volatility assumption required in the Black-Scholes model was calculated based principally on the Company’s historical volatility, and to a lesser extent, on implied volatility from publicly-traded options on the Company’s stock. As MJN has not yet accumulated six years of historical stock trading data, the full history of MJN over the period of February 2009 through December 2014 is used to calculate the expected volatility assumption required in the Black-Scholes model.
        The risk-free interest rate assumption in the Black-Scholes model is based upon the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on MJN’s expectation of dividend payouts. The expected life is based on the vesting period and the contractual term for each grant, or for each vesting tranche for awards with graded vesting. The Company has determined that it has enough historical option exercise information to be able to accurately compute an expected term for use as an assumption in the Black-Scholes option pricing model. As such, its computation of expected term was calculated using the Company’s historical data.

        Stock option activities were as follows:

	Shares (in thousands)	Weighted Average Exercise Price of Shares	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance—January 1, 2012	1,789	$42.12	8.1	$47.6
Granted	491	78.12
Exercised	(325)	35.60		$11.6
Forfeited or expired	(53)	57.50
Balance—December 31, 2012	1,902	52.11	7.7	$99.2
Granted	485	74.76
Exercised	(377)	36.06		$17.6
Forfeited or expired	(51)	73.57
Balance—December 31, 2013	1,959	60.12	7.4	$46.3
Granted	463	82.31
Exercised	(652)	56.79		$23.5
Forfeited or expired	(46)	72.55
Balance—December 31, 2014	1,724	67.01	7.3	$57.8
Vested—December 31, 2014	862	54.97	6.0	$39.3
Vested and expected to vest—December 31, 2014	1,706	$66.87	7.3	$57.4
        The weighted-average grant date fair value of stock options granted is $17.71, $15.08 and $17.55 for 2014, 2013 and 2012 respectively.
        Cash proceeds received from options exercised during the years ended December 31, 2014, 2013 and 2012 were $37.0 million, $13.6 million and $11.6 million, respectively. The tax benefit realized from stock options exercised was $8.3 million in 2014, $5.9 million in 2013 and $4.8 million in 2012.
        At December 31, 2014, total unrecognized compensation cost related to stock options of $7.1 million is expected to be recognized over a weighted average period of 1.8 years.
        Performance Share Awards—The fair value of performance share awards is based on the closing trading price of MJN’s stock on the date of the grant, discounted using the risk-free interest rate as the awards do not participate in dividends. Information related to performance share awards activity is summarized as follows:

Grant Year	Performance Cycle Measurement Date	Shares Granted and Earned (in thousands)	Weighted- Average Grant- Date Fair Value	Performance Shares Outstanding at December 31, 2014 (in thousands)
2014	Annually on 12/31	161	$78.64	180
2013	Annually on 12/31	179	$73.55	135
2012	Annually on 12/31	206	$75.84	50

        Shares granted and earned in the table above assumes 100% plan performance adjusted for forfeitures. Performance shares outstanding at December 31, 2014 is adjusted for actual plan achievement level for each completed performance period. At December 31, 2014, total unrecognized compensation cost related to the performance share awards outstanding of $7.3 million is expected to be recognized over a weighted average period of 1.4 years.

        Restricted Stock Units—The fair value of restricted stock units is determined based on the closing trading price of MJN’s common stock on the grant date. A summary of restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock units—January 1, 2012	533	$38.09
Granted	146	76.98
Vested	(146)	32.28
Forfeited	(19)	47.57
Nonvested restricted stock units—December 31, 2012	514	50.24
Granted	133	74.85
Vested	(189)	39.14
Forfeited	(35)	62.68
Nonvested restricted stock units—December 31, 2013	423	61.59
Granted	235	83.91
Vested	(153)	44.36
Forfeited	(17)	76.11
Nonvested restricted stock units—December 31, 2014	488	77.21

       At December 31, 2014, total unrecognized compensation cost related to nonvested restricted stock units was $20.6 million and is expected to be recognized over a weighted average period of 2.4 years.
        Stock-Based Compensation Expense—The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
(In millions)	2014	2013	2012
Stock options	$7.0	$6.5	$7.5
Performance share awards	12.7	16.1	16.1
Restricted stock units	10.7	10.0	8.6
Total pre-tax stock-based compensation expense	$30.4	$32.6	$32.2
Net tax benefit related to stock-based compensation expense	$(10.5)	$(11.4)	$(9.8)

        Stock-based compensation expense was recognized in the consolidated statements of earnings as follows:

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Cost of products sold	$3.0	$3.0	$3.0
Selling, general and administrative	24.4	26.6	26.2
Research and development	3.0	3.0	3.0
Total stock-based compensation expense	$30.4	$32.6	$32.2

        There were no costs related to stock-based compensation that were capitalized.

7. EMPLOYEE BENEFITS
Pension and Other Post-employment Benefits
        Pension and Other post-employment benefits—The principal pension plan is the Mead Johnson & Company Retirement Plan in the United States (“U.S. Pension Plan”) which represents approximately 84% and 73% of the Company’s total pension and other post-employment assets and obligations, respectively. The benefits of this plan are frozen as of February 9, 2014 and benefits are no longer accrued for service. The Company also provides comprehensive medical and group life benefits for substantially all U.S. and Canadian retirees who elect to participate in its comprehensive medical and group life plans. The retiree medical plan is contributory and participation is limited to those employees who participate in their respective country’s pension plan. Contributions are adjusted periodically and vary by date of retirement. The retiree life insurance plan is non-contributory.

        Changes in benefit obligations, plan assets, funded status and amounts recognized in the balance sheet were as follows:

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Beginning benefit obligations	$404.0	$463.6	$32.6	$35.1
Service cost—benefits earned during the year	4.8	5.2	0.9	1.1
Interest cost on projected benefit obligations	15.8	14.4	1.5	1.3
Actuarial assumptions (gains)/losses	44.9	(25.7)	17.2	(3.8)
Settlements and curtailments	(74.2)	(50.4)	—	—
Benefits paid	(2.8)	(2.8)	(0.4)	(1.3)
Exchange rate changes	(3.6)	(0.3)	(0.2)	0.2
Benefit obligations at end of year	$388.9	$404.0	$51.6	$32.6

Beginning fair value of plan assets	$276.1	$312.1	$—	$—
Actual return on plan assets	20.7	(1.4)	—	—
Employer contributions	4.8	18.5	0.4	0.9
Settlements	(65.1)	(50.4)	—	—
Benefits paid	(2.8)	(2.8)	(0.4)	(1.3)
Exchange rate changes	(2.6)	0.1	—	0.4
Fair value of plan assets at end of year	$231.1	$276.1	$—	$—
Underfunded status at end of year	$(157.8)	$(127.9)	$(51.6)	$(32.6)

Amounts in the consolidated balance sheets include:
Other assets	$1.7	$1.3	$—	$—
Pension and other post-employment liabilities	(159.5)	(129.2)	(51.6)	(32.6)
Balance in the consolidated balance sheet at end of year	$(157.8)	$(127.9)	$(51.6)	$(32.6)

Amounts in accumulated other comprehensive loss include:
Prior service/(benefit)	0.9	1.2	(0.2)	(0.3)
Transition obligation	—	0.1	—	—
Balance in accumulated other comprehensive loss at end of year	$0.9	$1.3	$(0.2)	$(0.3)

Accumulated benefit obligation	$353.4	$375.7	$51.6	$32.6
        The Company’s defined benefit pension and other post-employment benefit plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Years Ended December 31,
(In millions)	2014	2013
Projected benefit obligation	$409.0	$366.3
Accumulated benefit obligation	405.0	356.1
Fair value of plan assets	197.1	210.8

        The net periodic benefit cost of the Company’s defined benefit pension and other post-employment benefit plans includes:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(In millions)	2014	2013	2012	2014	2013	2012
Service cost — benefits earned during the period	$4.8	$5.2	$3.9	$0.9	$1.1	$1.0
Interest cost on projected benefit obligations	15.8	14.4	15.6	1.5	1.3	1.3
Expected return on pension plan assets	(15.7)	(17.1)	(16.6)	—	—	—
Amortization of prior service/(benefit)	—	—	—	0.2	(0.2)	(0.2)
Amortization of transition cost	0.1	0.1	0.1	—	—	—

Sub-total	$5.0	$2.6	$3.0	$2.6	$2.2	$2.1
Curtailments	(5.4)	—	(1.4)	—	—	—
Net actuarial (gains)/losses	39.7	(8.2)	56.3	17.2	(3.8)	2.6
Total Pension and Other Post-Employment Benefit costs	$39.3	$(5.6)	$57.9	$19.8	$(1.6)	$4.7

        The estimated prior service and transition costs that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015 are immaterial.
Actuarial Assumptions
        Weighted-average assumptions used to determine benefit obligations are established as of the balance sheet date and were as follows:

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2014	2013	2014	2013
Discount rate	3.98%	4.08%	4.08%	4.98%
Rate of compensation increase	3.24%	3.22%	3.06%	3.08%

        The discount rate was determined based on the yield to maturity of high-quality corporate bonds and considering the duration of the pension plan obligations. The Aon Hewitt AA Above Median is used in developing the discount rate for the U.S. Pension Plan.
        Weighted-average assumptions used to determine net periodic benefit cost are established at the beginning of the plan year and were as follows:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	4.08%	3.26%	4.03%	4.98%	3.75%	4.29%
Expected long-term return on plan assets	6.16%	5.22%	5.65%	—%	—%	—%
Rate of compensation increase	3.22%	3.59%	4.00%	3.08%	3.48%	3.94%

        The expected long-term return on plan assets was determined based on the target asset allocation, expected rate of return by each asset class and estimated future inflation.
        For the U.S. Pension Plan, the expected long-term return on plan assets assumption to be used to determine net periodic benefit costs for the year ending December 31, 2015 is 6.60%. The expected long-term return on plan assets was determined based on the Company’s target asset allocation, expected rate of return by each asset class and estimated future inflation.
        Assumed health care cost trend rates were as follows:

	December 31,
	2014	2013	2012
Health care cost trend rate assumed for next year	6.7%	6.9%	7.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.9%	4.9%
Year that the rate reaches the ultimate trend rate	2024	2023	2023

        Assumed health care cost trend rates affect the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$0.1	$—
Increase/(decrease) in post-employment benefit obligation	0.6	(0.5)

Plan Assets
        The Company’s investment strategy for the U.S. Pension Plan assets consists of a mix of equities and fixed income in order to achieve returns over a market cycle which reduces contribution and expense at an acceptable level of risk. The target asset allocation as of December 31, 2014 was 60% public equity and 40% fixed income. Cash flow (i.e., cash contributions, benefit payments) is used to rebalance back to the targets as necessary. Investments are well diversified within each of the two major asset categories. All of the U.S. equity investments are actively managed. Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative.

       The fair values of the Company’s pension plan assets by asset category were as follows:

	December 31, 2014			December 31, 2013
(In millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$8.4	$8.4	$—	$13.0	$13.0	$—
Equity securities:
U.S. large-cap	37.2	—	37.2	16.3	—	16.3
U.S. mid-cap growth	—	—	—	3.1	—	3.1
U.S. small-cap growth	4.9	—	4.9	0.1	—	0.1
Emerging markets	12.7	—	12.7	2.8	—	2.8
Real estate investment trusts	6.1	—	6.1	5.6	—	5.6
International large-cap value	45.1	7.5	37.6	37.0	8.5	28.5
Hedge fund	15.5	—	15.5	17.4	—	17.4
Fixed income securities:
Government bonds	40.2	—	40.2	72.8	—	72.8
Corporate bonds	55.5	—	55.5	101.7	—	101.7
Emerging markets	5.5	—	5.5	6.3	—	6.3
Total	$231.1	$15.9	$215.2	$276.1	$21.5	$254.6
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
Contributions
        The Company is required to make contributions estimated to be less than $3 million to its U.S. Pension Plan in 2015. However, the intention is to fund the plan to avoid potential benefit restrictions and penalties, therefore, an estimated $15 million is expected to be contributed in 2015 to the U.S. Pension Plan.  Furthermore, the Company plans to fund current service and past service liabilities for other pension plans. There is not expected to be any cash funding for other post-employment benefit plans in 2015, except funding to cover benefit payments. MJN contributed $5.2 million, $19.4 million and $28.3 million to its pension and other post-employment benefit plans in 2014, 2013 and 2012, respectively.
Estimated Future Benefit Payments
        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)	Pension Benefits	Other Benefits
2015	$29.5	$1.4
2016	28.6	2.0
2017	29.6	2.5
2018	30.2	2.9
2019	29.3	3.3
Years 2020 - 2024	144.2	17.9

Defined Contribution Benefits
        Employees who meet certain eligibility requirements may participate in various defined contribution plans. Total cost recognized for all defined contribution benefit plans were $22.5 million, $19.9 million and $21.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

10. OTHER (INCOME)/EXPENSES—NET
        The components of other (income)/expenses—net were:

	Years Ended December 31,
(In millions)	2014	2013	2012
Foreign exchange (gains)/losses—net	$0.5	$9.3	$(3.1)
Administrative penalty (China)	—	33.4	—
Severance and other costs	1.3	2.2	8.0
Gain on sale of investment	(4.0)	—	—
Gain on sale of non-core intangible assets	—	—	(6.5)
Legal settlements	(1.9)	7.0	—
Pension curtailment gain	(5.4)	—	—
Other—net	(2.8)	(3.4)	6.4
Other (income)/expenses—net	$(12.3)	$48.5	$4.8

        Foreign exchange (gains)/losses - net for the year ended December 31, 2014 includes a gain of $14.0 million, as a result of the Company’s exchange of Bolivares Fuertes for U.S. dollars through a Venezuelan government exchange at a rate more favorable than the rate used to remeasure net monetary assets of its Venezuelan subsidiary. In addition, foreign exchange (gains)/losses - net includes a $6.1 million loss related to the Company’s February 2014 adoption of a new exchange rate for purposes of remeasuring the monetary assets and liabilities of its Venezuelan subsidiary. See Note 19 for additional information.

11. RECEIVABLES
        The major categories of receivables were as follows:

	December 31,
(In millions)	2014	2013
Trade receivables	$340.3	$335.7
Miscellaneous receivables	57.1	55.2
Less allowances	(9.6)	(6.5)
Receivables—net	$387.8	$384.4

12. INVENTORIES
        The major categories of inventories were as follows:

(In millions)	December 31,
	2014	2013
Finished goods	$286.9	$312.7
Work in process	88.9	82.5
Raw and packaging materials	179.7	139.6
Inventories	$555.5	$534.8

13. LONG-LIVED ASSETS
Property, Plant and Equipment - net
        The major categories of property, plant and equipment - net were as follows:

(In millions)	December 31,
	2014	2013
Land	$12.5	$12.6
Buildings	719.8	550.8
Machinery, equipment and fixtures	736.6	650.3
Construction in progress	93.3	260.9
Accumulated depreciation	(649.5)	(607.1)
Property, plant and equipment—net	$912.7	$867.5

        For the year ended December 31, 2014, buildings and machinery, equipment and fixtures increased primarily due to the in-service placement of the Company’s new manufacturing and technology facility in Singapore. Depreciation expense was $75.9 million, $63.7 million and $55.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is primarily included in costs of products sold. Interest capitalized during the year was $1.5 million, $5.7 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The Company’s liability for asset retirement obligations was $6.5 million and $3.6 million at December 31, 2014 and 2013.
Other Intangible Assets - net

        The gross carrying value and accumulated amortization by class of other intangible assets-net were as follows:

	As of December 31, 2014			As of December 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets
Trademark(1) .	$26.0	$—	$26.0	$34.5	$—	$34.5
Non-compete agreement(1) .	5.1	—	5.1	6.8	—	6.8
Total	31.1	—	31.1	41.3	—	41.3
Amortizable intangible assets
Computer software	130.3	(87.8)	42.5	132.8	(79.3)	53.5
Distributor-customer relationship(2) 10 year life	2.5	(0.7)	1.8	3.3	(0.6)	2.7
Total	132.8	(88.5)	44.3	136.1	(79.9)	56.2
Total other intangible assets	$163.9	$(88.5)	$75.4	$177.4	$(79.9)	$97.5
(1) Changes in balances result from currency translation.
(2) Changes in balances result from currency translation and amortization.

        Amortization expense for other intangible assets was $15.7 million, $19.4 million and $21.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Expected amortization expense related to intangible assets is as follows:

(In millions) Years Ending December 31,
2015	$16.4
2016	13.6
2017	10.6
2018	2.9
2019	0.8
Later years	—

Non-Cash Activity

Additions to long-lived assets not yet paid were $51.9 million, $89.5 million and $78.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

14. GOODWILL

        For the years ended December 31, 2014 and 2013, the change in the carrying amount of goodwill by reportable segment was as follows:

(In millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2013	$—	$253.6	$17.0	$270.6
Redenomination	—	(42.5)	2.0	(40.5)
Translation adjustments	—	(33.3)	—	(33.3)
Balance as of December 31, 2013	—	177.8	19.0	196.8
Translation adjustments	—	(34.1)	—	(34.1)
Balance as of December 31, 2014	$—	$143.7	$19.0	$162.7

        For the year ended December 31, 2013, the change, in the carrying amount of goodwill by reportable segment, was primarily driven by the cumulative impact due to a correction of the currency denomination of the goodwill related to two reporting units. The revision had the impact of decreasing the Company’s total value of goodwill and decreasing the total currency translation adjustment included in the accumulated other comprehensive loss section of shareholders’ equity and other comprehensive income.

        As of December 31, 2014, the Company had no accumulated impairment loss.

15. DEBT

Short-Term Borrowings

        Outstanding Borrowings

        As of December 31, 2014 and 2013, the Company’s short-term borrowings were $4.1 million and $2.0 million, respectively and consisted primarily of borrowings made by the Company’s subsidiary in Argentina. The short-term borrowings in Argentina had a weighted-average interest rate of 27.45% as of December 31, 2014. The Company intends to repay these borrowings within 12 months and has the ability to do so.

        Five-Year Revolving Credit Facility Agreement

        During the year ended December 31, 2014, the Company amended its revolving credit facility agreement to provide for, among other things, an increase in the aggregate amount available for borrowing under the facility, the addition of certain financial institutions as lenders and the extension of the facility’s maturity date. The amended credit facility is unsecured and repayable at maturity in June 2019, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the amended facility is $750.0 million, which may be increased from time to time up to $1.0 billion at the Company’s request, subject to obtaining additional commitments and other customary conditions. The credit facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.50 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these covenants as of December 31, 2014. Any borrowings from the Company’s credit facility are used for working capital and other general corporate purposes. As of December 31, 2014 and 2013, the Company had no borrowings under the credit facility and the Company had $750.0 million available at December 31, 2014.

        Borrowings under the credit facility bear interest at a rate that is determined as a base rate plus a margin. The base rate is either (a) LIBOR for a specified interest period or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR. The margin is determined by reference to the Company’s credit rating. The margin can range from 0% to 1.375% over the base rate. In addition, the Company incurs an annual 0.125% facility fee on the entire facility commitment of $750.0 million.

Long-Term Debt

        The components of long-term debt were as follows:

(In millions)	December 31,
Principal Value:	2014	2013
3.50% Notes due 2014	$—	$500.0
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0
4.60% Notes due 2044	500.0	—
Sub-total	1,500.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for settled interest rate swaps	8.8	16.7
Unamortized bond discount	(4.0)	(2.0)
Fair-value interest rate swaps	(0.9)	—
Less amount due within one year	—	505.6
Long-term debt	$1,503.9	$1,009.1

       During the year ended December 31, 2014, the Company redeemed all of its $500.0 million of 3.50% Notes due in 2014 (the “2014 Notes”). The redemption price, which was calculated in accordance with the terms of the 2014 Notes and included principal plus a make-whole premium, was $503.5 million.

        During the year ended December 31,2014, the Company issued and sold $500.0 million of 4.60% senior notes due June 1, 2044 at a public offering price of 99.465% (the “2044 Notes”). Net proceeds from the sale of the 2044 Notes, after deducting underwriters' discounts and offering expenses, were $492.0 million. Interest on the 2044 Notes is payable semi-annually on June 1 and December 1 of each year. Proceeds from the 2044 Notes, together with cash on hand, were used to redeem the 2014 Notes. In addition, the Company settled a series of cash flow interest rate forward swaps into which it originally entered during the fourth quarter of 2013. These swaps mitigated interest rate exposure associated with the Company’s offering of the 2044 Notes. See Note 16 for discussion of the Company’s interest rate forward swaps.

        During the year ended December 31, 2014, the Company entered into a series of fair value interest rate swaps that effectively convert the Company’s 4.90% Notes due 2019 (the “2019 Notes”) from a fixed rate structure to a floating rate structure. These swaps have resulted in a fair value adjustment of $0.9 million at December 31, 2014 which reduces long-term debt and is offset by a long-term derivative liability. See Note 16 for a discussion of the fair value swaps.

        Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $1,679.5 million (Level 2) as of December 31, 2014.

        The components of interest expense-net were as follows:

	Years Ended December 31,
(In millions)	2014	2013	2012
Interest expense	$69.9	$59.2	$70.9
Interest income	(9.6)	(8.6)	(5.9)
Interest expense-net	$60.3	$50.6	$65.0
Interest payments, net of amounts related to interest rate swaps	$72.5	$72.0	$74.9

16. DERIVATIVES
        The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. These financial instruments are classified as Level 2 in the fair value hierarchy at December 31, 2014 and 2013, and there were no transfers between levels in the fair value hierarchy during the periods then ended.

        The following table summarizes the fair value of the Company's outstanding derivatives:

			December 31,
(In millions)	Hedge Designation	Balance Sheet Location	2014	2013
Foreign exchange contracts	Cash Flow	Prepaid expenses and Other assets	$13.0	$4.2
Interest rate forward swaps	Cash Flow	Other assets	—	19.9
Commodity contracts	Cash Flow	Other assets	—	—
Foreign exchange contracts	Cash Flow	Accrued expenses	(0.2)	(0.5)
Commodity contracts	Cash Flow	Accrued expenses	(0.8)	—
Interest rate swaps	Fair Value	Other Liabilities	(0.9)	—
Net asset/(liability) of derivatives designated as hedging items			$11.1	$23.6

        The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at December 31, 2014 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company's portfolio, MJN does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.
Cash Flow Hedges
        As of December 31, 2014 and 2013 all of the Company’s cash flow hedges qualify as hedges of forecasted cash flows and the effective portion of changes in fair value are temporarily reported in accumulated other comprehensive loss. During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges is recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings.
        The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the years ended December 31, 2014, 2013 and 2012, the Company did not discontinue any cash flow hedges.
        Foreign Exchange Contracts
        The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated inter-company purchases anticipated in the next 1.5 years and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying inter-company purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold. For the years ended December 31, 2014, 2013 and 2012, ineffectiveness related to the Company’s foreign exchange hedges on earnings was insignificant.
        The table below summarizes the Company’s outstanding foreign exchange forward contracts at December 31, 2014. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

(Dollars in millions)	Weighted-average Forward Rate	Notional Amount	Fair Value Asset	Maturity
Foreign exchange contracts:
Cash flow hedges:
Canadian dollar	1.12	$39.7	$1.6	2015
Mexican peso	13.54	91.8	8.2	2015
Malaysian ringgit	3.38	63.5	2.9	2015
Philippine peso	44.84	52.9	0.1	2015
Total foreign exchange contracts		$247.9	$12.8

        The change in accumulated other comprehensive loss and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges for the years ended December 31, 2014 and 2013, were as follows:

(In millions)	2014	2013
Balance—January 1	$3.2	$(4.1)
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	12.1	4.8
Derivatives qualifying as cash flow hedges reclassified to cost of products sold	(2.0)	5.4
Change in deferred taxes	(2.9)	(2.9)
Balance—December 31	$10.4	$3.2

        At December 31, 2014, the portion of changes in cash flow hedges deferred into other comprehensive income that is expected to be reclassified into earnings within the next 12 months was $9.1 million.

        Interest Rate Forward Swaps
        During 2013, the Company entered into interest rate forward starting swaps with a combined notional value of $500.0 million. The forward starting rates of the swaps ranged from 3.79% to 3.94% and had an effective date of October 31, 2014. The interest rate forward starting swaps effectively mitigated the interest rate exposure associated with the Company’s offering of the 2044 Notes, the proceeds of which were used to redeem the 2014 Notes. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. During 2014, and around the time of the issuance of the 2044 Notes, the Company paid $45.0 million to settle the outstanding forward swaps. This payment was recognized in accumulated other comprehensive loss and will be amortized over the life of the 2044 Notes. There was $0.5 million of ineffectiveness related to the forward swaps through the date of settlement which was recognized as a loss within other (income)/expenses-net. During the year ended December 31, 2014, $0.9 million of amortization of the settlement amount was recognized as incremental interest expense within interest expense-net.

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

        As of December 31, 2014, there were commodity contracts outstanding which committed the Company to approximately $5.3 million of forecasted non-fat dry milk purchases. The effective portion of the hedges, which was recorded at fair value as a component of accumulated other comprehensive loss was $0.8 million as at December 31, 2014 and immaterial at December 31, 2013. The ineffective portion recognized within other (income)/expenses-net was insignificant for each of the years ended December 31, 2014 and 2013.
Fair Value Hedges
        Interest Rate Swaps
        In November 2009, the Company entered into several interest rate swaps to convert $700.0 million of the Company’s then newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company settled $200.0 million notional amount of fixed-to-floating interest rate swaps for cash of $15.6 million. In July 2011, the Company settled the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the debt instruments. Because the 2014 Notes were redeemed during 2014, the Company recognized an additional $1.6 million reduction in interest expense during the period, which represented the unamortized portion of the settled 2009 swaps related to the 2014 Notes. Amortization of the settlement related to the 2019 Notes resulted in a $1.9 million reduction in interest expense for each of the years ended December 31, 2014 and 2013.
        In May 2014 the Company entered into eight interest rate swaps with multiple counterparties, which have an aggregate notional amount of $700.0 million of outstanding principal. This series of swaps effectively converts the $700.0 million of 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of December 31, 2014 and the conversion of fixed to floating rate resulted in a reduction in interest expense of $6.0 million for the year ended December 31, 2014.

        The following table summarizes the interest rate swaps outstanding as of December 31, 2014, all of which have a hedge inception date of May 2014 and a maturity date of November 2019:

(Dollars in millions)	Notional Amount of Underlying	Fixed Rate Received	Variable Rate Paid (U.S. 3 Month LIBOR +)	Fair Value Liability
Swaps associated with the 2019 Notes	$700.0	4.9%	3.14%	$(0.9)
       See Note 15 for discussion on the Company’s debt.

Other Financial Instruments

        The Company does not hedge the interest rate risk associated with money market funds, which totaled $395.4 million and $447.8 million as of December 31, 2014 and 2013, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

17. EQUITY
        The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

        For the year ended December 31, 2014, the change in the carrying amount of treasury stock and treasury stock - at cost was driven by repurchases of the Company’s common stock, offset by the impact of a constructive retirement of treasury stock related to stock-based compensation. The constructive share retirement had the impact of decreasing the Company’s total value of treasury stock - at cost and decreasing retained earnings.

        On September 10, 2013, MJN’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock. From the date of such authorization through December 31, 2014, 0.7 million shares were repurchased at an average cost of $86.23. As of December 31, 2014, the Company had $437.4 million available under this authorization.
       Changes in common shares and treasury stock, including the impact of the retirement described above, were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Treasury Stock - at Cost
Balance as of January 1, 2012	205.1	1.4	$89.7
Stock-based compensation	0.9	0.2	15.2
Treasury stock purchases	—	1.9	139.7
Balance as of December 31, 2012	206.0	3.5	$244.6

Stock-based compensation	0.8	0.2	18.9
Treasury stock purchases	—	1.1	88.4
Balance as of December 31, 2013	206.8	4.8	$351.9

Stock-based compensation	1.0	0.1	7.9
Treasury stock purchases	—	0.6	52.9
Retirement of Treasury stock	(0.6)	(0.6)	(50.1)
Balance as of December 31, 2014	207.2	4.9	$362.6

        Changes in accumulated other comprehensive loss by component were as follows:

(In millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	Pension and Other Post-employment Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of December 31, 2013	$(83.6)	$15.4	$(1.0)	$(69.2)	$1.9		$(14.4)

Deferred Gains/(Losses)	(97.6)	(52.9)	—	(150.5)	—		(7.2)	(1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	(1.2)	0.3	(0.9)	—		—
Tax Benefit/(Expense)	0.8	20.9	—	21.7	—		—

Balance as of December 31, 2014	$(180.4)	$(17.8)	$(0.7)	$(198.9)	$1.9		$(21.6)

Balance as of January 1, 2013	$(14.6)	$(4.1)	$0.3	$(18.4)	$(0.2)		$—

Deferred Gains/(Losses)	(79.4)	24.2	(1.1)	(56.3)	3.3	(1)	(14.4)	(1)
Reclassification Adjustment for (Gains)/ Losses Included in Net Earnings	—	5.4	(0.2)	5.2	—		—
Tax Benefit/(Expense)	10.4	(10.1)	—	0.3	(1.2)		—

Balance as of December 31, 2013	$(83.6)	$15.4	$(1.0)	$(69.2)	$1.9		$(14.4)
(1) Represents foreign currency translation adjustments.

        Deferred losses on derivatives qualifying as hedges for the year ended December 31, 2014 included $64.4 million related to the change in the underlying position of the Company’s interest rate forward swaps intended to mitigate interest rate exposure associated with the 2044 Notes. These interest rate forward swaps were in a gain position with a fair value of $19.4 million at December 31, 2013. From December 31, 2013 through the Company’s settlement in May 2014, the fair value of these interest rate forward swaps declined $64.4 million, resulting in a loss position with a fair value of $45.0 million upon settlement.

       Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Years Ended December 31,
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold		Selling, General and Administrative		Tax Benefit/(Expense)		Net
	2014	2013	2014	2013	2014	2013	2014	2013
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$2.0	$(5.4)	$—	$—	$(0.6)	$1.6	$1.4	$(3.8)
Commodity Contracts	0.1	—	—	—	—	—	0.1	—
Interest Rate Forward Swap	(0.9)	—	—	—	—	—	(0.9)	—

Pension and Other Post-employment Benefit Plans:
Prior Service Benefits	(0.1)	0.1	(0.2)	0.1	—	—	(0.3)	0.2
Total Reclassifications	$1.1	$(5.3)	$(0.2)	$0.1	$(0.6)	$1.6	$0.3	$(3.6)

18. LEASES
        Minimum rental commitments under all non-cancelable operating leases, primarily real estate leases for offices, manufacturing-related leases and vehicle leases, in effect at December 31, 2014, were:

(In millions) Years Ending December 31,
2015	$35.0
2016	26.1
2017	21.0
2018	16.6
2019	10.8
Later Years	14.2
Total Minimum Payments	$123.7

        Operating lease rental expenses were $39.5 million, $39.7 million and $37.4 million in the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, MJN had capital lease obligations outstanding in the amount of $2.5 million and $2.9 million, respectively.

19. VENEZUELA CURRENCY MATTERS

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

        Additional changes in January 2014 expanded the types of transactions that may be subject to the weekly auction mechanism under the Complimentary Currency Administration System (“SICAD I”). MJN concluded that among other items, future inter-company dividend remittances qualify for the purchase of foreign currency at the SICAD I rate under the revised law. As such, MJN adopted the SICAD I rate for purposes of remeasuring the net monetary assets of our Venezuelan subsidiary effective February 28, 2014. The remeasurement impact of this adoption in the first quarter of 2014 was a loss of $6.1 million, which was recognized in MJN’s statement of earnings as a component of other (income)/expenses - net. Because the SICAD I auction rate is a floating rate, the potential exists for additional financial impacts if the auction rate changes significantly. As of December 31, 2014, SICAD I had a published rate of 12.0 VEF to 1.0 USD. In February 2014, the Venezuelan government announced plans for the Alternative Foreign Exchange System (“SICAD II”), which was intended to more closely resemble a market-driven exchange. SICAD II became effective on March 24, 2014. As of December 31, 2014, SICAD II had a published rate of 50.0 VEF to 1.0 USD. MJN did not attempt to access USD using the SICAD II exchange under the this exchange structure.

During the year ended December 31, 2014, the Company recognized gains of $14.0 million, related to its exchange of VEF for USD at the CENCOEX Official Rate, which is more favorable than the SICAD I rate used to remeasure net monetary assets of MJN’s Venezuelan subsidiary.

In February 2015, the Venezuelan government enacted additional changes to its foreign exchange regime. The changes maintain a three-tiered system, including the Official Rate determined by CENCOEX, which remains at 6.3 VEF to 1.0 USD, and the SICAD I auction market which continued to trade at 12.0 VEF to 1.0 USD. The SICAD II market has been eliminated and a new, alternative currency market, the Marginal Foreign Exchange System (“SIMADI”), has been created with a floating exchange rate generally based on supply and demand. An initial exchange rate for the SIMADI market was established at approximately 170 VEF to 1.0 USD. The Company continues to assess the impact, if any, of these changes as the government of Venezuela issues regulations to implement them, but does not currently expect these recent changes to impact the rate it uses to remeasure the net monetary assets of its Venezuelan subsidiary.

It is possible that the Venezuelan government will further refine or alter mechanisms through which companies are able to access USD, which could change the rate at which MJN can access USD and the rate used by the Company to remeasure the net monetary assets of its Venezuelan subsidiary. This could have an unfavorable impact on MJN’s operating results and future business operations. In addition, the foreign exchange controls in Venezuela may limit the ability to repatriate earnings and MJN’s Venezuelan subsidiary’s ability to remit dividends and pay inter-company balances at any official exchange rate or at all.

For the years ended December 31, 2014 and 2013, our Venezuelan subsidiary had net sales that represented approximately 2% of total Company net sales. As of December 31, 2014, our subsidiary had approximately $22 million of net monetary assets.

20. CONTINGENCIES

In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health and safety matters.

The Company records accruals for contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although the Company cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which the Company is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of December 31, 2014, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cash flows for the periods in which a loss is recognized.

The Company has substantially progressed in its internal investigation of certain business activities of the Company’s local subsidiary in China. The Company’s investigation focused on certain expenditures that were made in connection with the promotion of the Company’s products and certain expenditures otherwise made in its China business. Certain of such expenditures were made in violation of Company policies and may have been made in violation of applicable U.S. and/or local laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”). The investigation has been conducted by outside legal counsel and was overseen by a committee of independent members of the Company’s board of directors. The results of the investigation are being discussed with the SEC and the Department of Justice (the “DOJ”), both of which are responsible for FCPA enforcement and frequently examine these issues in tandem, and the Company is responding to their requests for additional information which are common in FCPA investigations. At this time, the Company is unable to predict the scope, timing or outcome of this ongoing matter or any regulatory or legal actions that may be commenced related to this matter. If a violation of the FCPA or other laws is determined to have occurred, the Company could become subject to monetary penalties as well as civil and criminal sanctions.

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2014:
Net sales	$1,113.3	$1,111.1	$1,090.7	$1,094.2	$4,409.3
Gross profit	$707.6	$684.3	$652.8	$664.0	$2,708.7
Net earnings	$207.8	$176.1	$188.3	$156.6	$728.8
Net earnings attributable to shareholders	$202.4	$171.4	$187.6	$158.4	$719.8
Basic earnings per share	$1.00	$0.85	$0.93	$0.78	$3.55
Diluted earnings per share	$1.00	$0.84	$0.92	$0.78	$3.54
2013:
Net sales	$1,037.9	$1,055.3	$1,046.8	$1,060.7	$4,200.7
Gross profit	$652.9	$673.3	$684.5	$661.5	$2,672.2
Net earnings	$190.0	$173.4	$169.7	$156.1	$689.2
Net earnings attributable to shareholders	$188.0	$172.0	$171.3	$152.5	$683.8
Basic earnings per share	$0.93	$0.85	$0.85	$0.75	$3.37
Diluted earnings per share	$0.92	$0.84	$0.84	$0.75	$3.36

SCHEDULE II
MEAD JOHNSON NUTRITION COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Provisions for bad debts	Bad debts written off	Other	Balance at end of period
(In millions)
Allowances for Doubtful Accounts
For the year ended December 31, 2014	$6.5	$4.3	$(0.6)	$(0.6)	$9.6
For the year ended December 31, 2013	7.6	0.6	(0.2)	(1.5)	6.5
For the year ended December 31, 2012	6.3	1.5	(0.4)	0.2	7.6

Description	Balance at beginning of period	Provision for valuation allowance	Release of valuation allowance/ other	Balance at end of period
(In millions)
Valuation Allowance on Deferred Tax Assets
For the year ended December 31, 2014	$7.3	$1.8	$(1.4)	$7.7
For the year ended December 31, 2013	6.1	3.8	(2.6)	7.3
For the year ended December 31, 2012	7.0	1.1	(2.0)	6.1

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2014 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2014, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and has issued its attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014, which appears below.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Mead Johnson Nutrition Company:

We have audited the internal control over financial reporting of Mead Johnson Nutrition Company and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 27, 2015

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION.
        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

       The information required by this Item 10 is set forth under the headings “Directors, Executive Officers and Corporate Governance – Board of Directors,” “Directors, Executive Officers and Corporate Governance – Code of Ethics,” “Directors, Executive Officers and Corporate Governance – Committees of the Board of Directors,” “Directors, Executive Officers and Corporate Governance – Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) and is incorporated herein by reference. The 2015 Proxy Statement will be filed with the SEC within 120 days after the end of our 2014 fiscal year.
Item 11.    EXECUTIVE COMPENSATION.
        The information required by this Item 11 is set forth under the headings “Directors, Executive Officers and Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation and Management Development Committee Report,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance – Compensation of Directors” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
       The information required by this Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
       The information required by this Item 13 is set forth under the headings “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance – Board of Directors – Director Independence” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
       The information required by this Item is set forth under the headings “Audit Related Matters – Fees Paid to Independent Registered Public Accounting Firm” and “Audit Related Matters – Pre-approval of Audit and Permissible Non-Audit Services” in our 2015 Proxy Statement and is incorporated herein by reference.

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

MEAD JOHNSON NUTRITION COMPANY
Date:	February 27, 2015	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Controller and Commercial Finance, Asia

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 27, 2015	By:	/s/ Peter Kasper Jakobsen
Peter Kasper Jakobsen
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date:	February 27, 2015	By:	/s/ Peter G. Leemputte
Peter G. Leemputte
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	February 27, 2015	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Controller and Commercial Finance, Asia
(Principal Accounting Officer)
Date:	February 27, 2015	By:	/s/ James M. Cornelius
James M. Cornelius
Chairman of the Board of Directors
Date:	February 27, 2015	By:	/s/ Steven M. Altschuler, M.D.
Steven M. Altschuler, M.D.
Director
Date:	February 27, 2015	By:	/s/ Howard B. Bernick
Howard B. Bernick
Director

Date:	February 27, 2015	By:	/s/ Kimberly A. Casiano
Kimberly A. Casiano
Director
Date:	February 27, 2015	By:	/s/ Anna C. Catalano
Anna C. Catalano
Director
Date:	February 27, 2015	By:	/s/ Celeste A. Clark, Ph.D.
Celeste A. Clark, Ph.D.
Director
Date:	February 27, 2015	By:	/s/ Stephen W. Golsby
Stephen W. Golsby
Director
Date:	February 27, 2015	By:	/s/ Michael Grobstein
Michael Grobstein
Director
Date:	February 27, 2015	By:	/s/ Peter G. Ratcliffe
Peter G. Ratcliffe
Director
Date:	February 27, 2015	By:	/s/ Elliott Sigal, M.D., Ph.D.
Elliott Sigal, M.D., Ph.D.
Director
Date:	February 27, 2015	By:	/s/ Robert S. Singer
Robert S. Singer
Director

EXHIBIT INDEX

Exhibit Number	Description

3	Articles of Incorporation and Bylaws
3.1	Second Amended and Restated Certificate of Incorporation of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 8, 2010)
3.2	Amended and Restated By-laws of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 30, 2012)

4	Instruments defining the rights of the security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-156298) filed on January 14, 2009)
4.2
Indenture, dated as of November 1, 2009, by and between Mead Johnson Nutrition Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on November 12, 2009)

4.3
First Supplemental Indenture, dated as of November 5, 2009, by and among Mead Johnson Nutrition Company, Mead Johnson & Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including forms of the 4.90% Notes due 2019 and 5.90% Notes due 2039 Notes) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 12, 2009)

4.4
Second Supplemental Indenture, dated as of May 13, 2014, between Mead Johnson Nutrition Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of the 4.60% Senior Notes due June 1, 2044) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 13, 2014)

10	Material Contracts
10.1
Separation Agreement by and between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company, dated January 31, 2009 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.2
Employee Matters Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company, dated January 31, 2009 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.3
Second Amended and Restated Transitional Services Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition, dated December 18, 2009 (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 25, 2010)

10.4
Amended and Restated Tax Matters Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 23, 2009)

10.5
First Amendment, dated June 27, 2014, to Five Year Revolving Credit Facility Agreement among Mead Johnson Nutrition Company, Mead Johnson & Company, LLC, various subsidiaries of the Company party thereto from time to time, various financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014)

10.6*	Mead Johnson Nutrition Company 2009 Amended and Restated Stock Award and Incentive Plan (incorporated by reference to Addendum A to Definitive Proxy Statement on Schedule 14A filed on April 2, 2010)
10.7*	Mead Johnson Nutrition Company Senior Executive Performance Incentive Plan (As Amended and Restated Effective as of January 1, 2015)
10.8*
Mead Johnson & Company Benefit Equalization Plan-Retirement Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.9*
Mead Johnson & Company Benefit Equalization Plan-Retirement Savings Plan (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.10*	Mead Johnson & Company Key International Pension Plan (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.11*	Second Amended and Restated Mead Johnson & Company, LLC Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 5, 2014)
10.12*
Third Amended and Restated Mead Johnson & Company, LLC Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2014)

10.13*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.14*	Form of Performance Shares Agreement (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.15*	Form of Director Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.16*	Form of Employee Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.17*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on December 23, 2009)
10.18*	Form of 2013 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)
10.19*	Form of 2013 Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)
10.20*
Form of 2013 Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)

10.21*	Form of 2013 Performance Share Award Agreement (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)
10.22*	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014)
10.23*	Letter Agreement between the Company and Mr. William C. P’Pool (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

21	Subsidiaries of the Registrant
21.1	Subsidiaries of the Registrant

23	Consents of Experts and Counsel
23.1	Consent of Deloitte & Touche LLP

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer

32	Section 1350 Certifications
32.1	Certification of the Chief Executive Officer
32.2	Certification of the Chief Financial Officer

101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Compensatory plan or arrangement.