Form 10-Q
period 2015-03-31
Mead Johnson Nutrition Co
filed 2015-04-23
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 20, 2015, there were 202,552,651 shares of the registrant’s common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
NET SALES	$1,094.4	$1,113.3
Cost of Products Sold	393.5	405.7
GROSS PROFIT	700.9	707.6
Operating Expenses:
Selling, General and Administrative	233.2	232.9
Advertising and Promotion	144.4	155.7
Research and Development	25.9	27.1
Other Expenses – net	12.2	0.7
EARNINGS BEFORE INTEREST AND INCOME TAXES	285.2	291.2

Interest Expense – net	13.8	12.4
EARNINGS BEFORE INCOME TAXES	271.4	278.8

Provision for Income Taxes	64.3	71.0
NET EARNINGS	207.1	207.8
Less Net Earnings/(Loss) Attributable to Noncontrolling Interests	(0.3)	5.4
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$207.4	$202.4
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$1.02	$1.00
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$1.02	$1.00

Weighted Average Shares - Basic	202.4	201.9
Weighted Average Shares – Diluted	202.9	202.4
Dividends Declared per Share	$0.4125	$0.3750

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
NET EARNINGS	$207.1	$207.8

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	(37.7)	(33.3)
Tax Benefit	0.2	2.4
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	7.4	(41.8)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	(1.9)	(1.4)
Tax Benefit/(Expense)	(1.5)	15.8
Pension and Other Post-employment Benefits
Reclassification Adjustment for Losses Included in Net Earnings	—	0.1
OTHER COMPREHENSIVE INCOME/(LOSS)	(33.5)	(58.2)

COMPREHENSIVE INCOME	173.6	149.6

Less Comprehensive Loss Attributable to Noncontrolling Interests	(0.9)	(0.6)

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$174.5	$150.2

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,433.9	$1,297.7
Receivables—net of allowances of $7.5 and $9.6 respectively	381.9	387.8
Inventories	549.9	555.5
Deferred Income Taxes – net of valuation allowance	78.5	86.8
Income Taxes Receivable	14.5	7.7
Prepaid Expenses and Other Assets	80.2	82.6
Total Current Assets	2,538.9	2,418.1
Property, Plant and Equipment – net	899.2	912.7
Goodwill	159.3	162.7
Other Intangible Assets – net	71.7	75.4
Deferred Income Taxes – net of valuation allowance	64.1	65.1
Other Assets	151.5	142.5
TOTAL	$3,884.7	$3,776.5
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$—	$4.1
Accounts Payable	494.3	512.3
Dividends Payable	84.4	76.6
Accrued Expenses	213.0	203.7
Accrued Rebates and Returns	338.4	329.1
Deferred Income – current	14.8	34.3
Income Taxes – payable and deferred	55.1	46.4
Total Current Liabilities	1,200.0	1,206.5
Long-Term Debt	1,511.9	1,503.9
Deferred Income Taxes – noncurrent	11.2	12.4
Pension and Other Post-employment Liabilities	210.5	211.1
Other Liabilities	202.9	192.8
Total Liabilities	3,136.5	3,126.7
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	71.8	66.0

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 207.5 and 207.2 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(625.5)	(641.3)
Retained Earnings	1,885.3	1,775.0
Treasury Stock – at cost	(362.6)	(362.6)
Accumulated Other Comprehensive Loss	(231.8)	(198.9)
Total Shareholders’ Equity	667.5	574.3
Noncontrolling Interests	8.9	9.5
Total Equity	676.4	583.8
TOTAL	$3,884.7	$3,776.5

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interest
Balance as of January 1, 2015	$2.1	$(641.3)	$1,775.0	$(362.6)	$(198.9)	$9.5	$583.8	$66.0
Stock-based Compensation Awards		15.8	(7.2)	—			8.6
Treasury Stock Acquired				—			—
Cash Dividends Declared			(83.8)				(83.8)
Net Earnings			207.4			(0.6)	206.8	0.3
Redeemable Noncontrolling Interest Accretion			(6.1)				(6.1)	6.1
Other Comprehensive Loss					(32.9)	—	(32.9)	(0.6)
Balance as of March 31, 2015	$2.1	$(625.5)	$1,885.3	$(362.6)	$(231.8)	$8.9	$676.4	$71.8

Balance as of January 1, 2014	$2.1	$(721.5)	$1,432.3	$(351.9)	$(69.2)	$8.7	$300.5	$49.7
Stock-based Compensation Awards		18.9		(7.7)			11.2
Treasury Stock Acquired				(22.5)			(22.5)
Cash Dividends Declared			(76.0)				(76.0)
Net Earnings			202.4			5.0	207.4	0.4
Redeemable Noncontrolling Interest Accretion			(8.8)				(8.8)	8.8
Other Comprehensive Loss					(52.2)	(0.3)	(52.5)	(5.7)
Balance as of March 31, 2014	$2.1	$(702.6)	$1,549.9	$(382.1)	$(121.4)	$13.4	$359.3	$53.2

The accompanying notes are an integral part of these consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$207.1	$207.8
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	24.1	22.0
Other	22.9	26.7
Changes in Assets and Liabilities	22.1	(57.5)
Pension and Other Post-employment Benefits Contributions	(1.7)	(1.4)
Net Cash Provided by Operating Activities	274.5	197.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(46.1)	(63.1)
Proceeds from Sale of Property, Plant and Equipment	0.2	0.4
Proceeds from/(Investment in) Other Companies	—	4.0
Net Cash Used in Investing Activities	(45.9)	(58.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	—	0.1
Repayments of Short-term Borrowings	(4.0)	(0.3)
Payments of Dividends	(76.0)	(68.8)
Stock-based-compensation-related Proceeds and Excess Tax Benefits	6.9	11.6
Purchases of Treasury Stock	—	(22.5)
Stock-based-compensation tax withholdings	(7.2)	(7.7)
Net Cash Used in Financing Activities	(80.3)	(87.6)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(12.1)	(12.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	136.2	39.2
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,297.7	1,050.8
End of Period	$1,433.9	$1,090.0

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                                      ORGANIZATION

Mead Johnson Nutrition Company (“MJN” or the “Company”) manufactures, distributes and sells infant formula, children’s nutrition and other nutritional products. MJN has a broad product portfolio, which extends across routine and specialty infant formulas, children’s milks and milk modifiers, dietary supplements for pregnant and breastfeeding mothers, pediatric vitamins and products for pediatric metabolic disorders. These products are generally sold to distributors and retailers and are promoted to healthcare professionals and, where permitted by regulation and policy, directly to consumers.

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

The consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2015 and December 31, 2014, results of operations and cash flows for the three months ended March 31, 2015 and 2014. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited consolidated financial statements may not be indicative of full-year operating results or future performance.

The accounting policies used in preparing these consolidated financial statements are the same as those used to prepare the Company’s annual report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). These unaudited consolidated financial statements and the related notes should be read in conjunction with the audited year-end financial statements and accompanying notes included in the Company’s 2014 Form 10-K.

In the Consolidated Statements of Cash Flows for the three months ended March 31, 2014, financing cash flow amounts reflected as purchases of treasury stock and stock-based-compensation tax withholdings have been reclassified to conform to the presentation for the three months ended March 31, 2015. These amounts were previously combined and classified as purchases of treasury stock.

Recently Adopted Accounting Standards—In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topics 205 and 360). ASU 2014-08 changes the criteria for determining whether disposals are reported as discontinued operations and modifies related disclosure requirements. ASU 2014-08 was effective for the Company in the period beginning January 1, 2015. The adoption of this standard did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB proposed deferring the effective date of the new revenue recognition standard by one year. If this proposal is approved, the updated standard becomes effective for MJN in the first quarter of 2018. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU No. 2015-03 is effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the effect that the adoption of this standard will have on its financial statements and related disclosures.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014
Basic earnings per share:
Weighted-average shares outstanding	202.4	201.9
Net earnings attributable to shareholders	$207.4	$202.4
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.3)
Net earnings attributable to shareholders used for basic earnings per share calculation	$207.0	$202.1
Net earnings attributable to shareholders per share	$1.02	$1.00
Diluted earnings per share:
Weighted-average shares outstanding	202.4	201.9
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.5	0.5
Weighted-average shares — diluted	202.9	202.4
Net earnings attributable to shareholders	$207.4	$202.4
Dividends and undistributed earnings attributable to unvested shares	(0.4)	(0.3)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$207.0	$202.1
Net earnings attributable to shareholders per share	$1.02	$1.00

Potential shares outstanding from all stock-based awards were 2.9 million and 3.1 million as of March 31, 2015 and 2014, respectively. Of these shares, 2.4 million and 2.6 million were not included in the diluted earnings per share calculation for the three months ended March 31, 2015 and 2014, respectively.

4.                                      INCOME TAXES

For the three months ended March 31, 2015 and 2014, the effective tax rate (“ETR”) was 23.7% and 25.5%, respectively. The ETR decrease was primarily due to a favorable change in the geographic earnings mix, partially offset by accrued U.S. and foreign taxes on dividends to be paid by foreign subsidiaries and the accrual related to the China investigation which may be partially or wholly non-deductible for tax purposes, depending upon the final resolution of such matter. See Note 19. Contingencies for further discussion regarding the accrual related to the China investigation.

The Company’s gross reserve for uncertain tax positions related to foreign and domestic matters, including penalties and interest, as of March 31, 2015 and December 31, 2014, was $155.7 million and $146.8 million, respectively. The Company believes that it has adequately provided for all uncertain tax positions. The Company is currently under examination by taxing authorities in various jurisdictions in which it operates, including the United States. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of the reserve for uncertain tax positions.

Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (“BMS”), the Company’s former parent, maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has a receivable from BMS for uncertain tax positions, including penalties and interest, of $9.8 million and $9.7 million as of March 31, 2015 and December 31, 2014, respectively.

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

The following table summarizes net sales and earnings before interest and income taxes for each of the reportable segments:

	Three Months Ended March 31,
	Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2015	2014	2015	2014
Asia	$581.0	$592.7	$231.5	$241.3
Latin America	204.4	212.4	57.3	46.6
North America/Europe	309.0	308.2	78.3	66.1
Total reportable segments	1,094.4	1,113.3	367.1	354.0
Corporate and Other	—	—	(81.9)	(62.8)
Total	$1,094.4	$1,113.3	$285.2	$291.2

6.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended March 31,
(In millions)	2015	2014
Stock options	$1.9	$1.7
Performance share awards	4.4	3.2
Restricted stock units	2.7	2.4
Total pre-tax stock-based compensation expense	$9.0	$7.3
Net tax benefit related to stock-based compensation expense	$(3.1)	$(2.6)

During the three months ended March 31, 2015, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.4	$20.64
Performance share awards	0.2	$99.41
Restricted stock units	0.2	$104.21

As of March 31, 2015, the Company had the following award expense yet to be recognized:

(Dollars in millions)	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	$14.1	2.1
Performance share awards	$21.8	1.6
Restricted stock units	$35.6	2.7

7.                                      PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post-employment benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Service cost – benefits earned during the period	$0.8	$1.3	$0.3	$0.2
Interest cost on projected benefit obligations	3.7	4.0	0.5	0.4
Amortization of transition cost	—	0.1	—	—
Expected return on plan assets	(3.5)	(4.0)	—	—
Total net periodic benefit cost	$1.0	$1.4	$0.8	$0.6

For the three months ended March 31, 2015, the Company contributed $1.7 million, primarily to the U.S. pension plan. For the three months ended March 31, 2014, the Company contributed $1.4 million, primarily to non-U.S. pension plans.

8.                               OTHER EXPENSES - NET

The components of other expenses - net were:

	Three Months Ended March 31,
(In millions)	2015	2014
Accrual related to the China investigation	$12.0	$—
Foreign exchange (gains)/losses - net	(2.8)	6.4
Severance and other costs	2.6	—
Gain on sale of investment	—	(4.0)
Other - net	0.4	(1.7)
Other expenses - net	$12.2	$0.7

See Note 19. Contingencies for further discussion of the accrual related to the China investigation.

Foreign exchange (gains)/losses - net for the three months ended March 31, 2015 and 2014 included a gain of $1.8 million and $2.1 million, respectively, as a result of the Company’s exchange of Bolivares Fuertes for U.S. dollars through a Venezuelan government exchange at a rate more favorable than the rate used to remeasure net monetary assets of its Venezuelan subsidiary. In addition, foreign exchange (gains)/losses - net for the three months ended March 31, 2014 included a $6.1 million loss related to the Company’s February 2014 adoption of a new exchange rate for purposes of remeasuring the monetary assets and liabilities of its Venezuelan subsidiary. See Note 18. Venezuela Currency Matters for additional information.

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

11.                               INVENTORIES

The major categories of inventories were as follows:

(In millions)	March 31, 2015	December 31, 2014
Finished goods	$281.8	$286.9
Work in process	71.3	88.9
Raw and packaging materials	196.8	179.7
Inventories	$549.9	$555.5

12.                               PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment were as follows:

(In millions)	March 31, 2015	December 31, 2014
Land	$12.8	$12.5
Buildings	731.7	719.8
Machinery, equipment and fixtures	739.2	736.6
Construction in progress	76.4	93.3
Accumulated depreciation	(660.9)	(649.5)
Property, plant and equipment — net	$899.2	$912.7

13.                               GOODWILL

The Company tests goodwill for impairment in the third quarter of each year and whenever an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount.
For the three months ended March 31, 2015 and 2014, the change in the carrying amount of goodwill by reportable segment was as follows:

(In millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2015	$—	$143.7	$19.0	$162.7
Translation adjustments	—	(3.4)	—	(3.4)
Balance as of March 31, 2015	$—	$140.3	$19.0	$159.3

Balance as of January 1, 2014	$—	$177.8	$19.0	$196.8
Translation adjustments	—	(20.8)	—	(20.8)
Balance as of March 31, 2014	$—	$157.0	$19.0	$176.0

As of March 31, 2015, the Company had no accumulated impairment loss.

14.                               OTHER INTANGIBLE ASSETS

The Company tests intangibles assets not subject to amortization for impairment in the third quarter of each year and whenever an event occurs or circumstances change that indicate that it is more likely than not that the asset is impaired.

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2015 and December 31, 2014 were as follows:

	As of March 31, 2015			As of December 31, 2014
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trademark(1) .	$25.2	$—	$25.2	$26.0	$—	$26.0
Non-compete agreement(1) .	5.0	—	5.0	5.1	—	5.1
Sub-total	30.2	—	30.2	31.1	—	31.1
Amortizable intangible assets:
Computer software	131.4	(91.6)	39.8	130.3	(87.8)	42.5
Distributor-customer relationship(1) .	2.4	(0.7)	1.7	2.5	(0.7)	1.8
Sub-total	133.8	(92.3)	41.5	132.8	(88.5)	44.3
Total other intangible assets	$164.0	$(92.3)	$71.7	$163.9	$(88.5)	$75.4
(1) Changes in balances result from currency translation and amortization.

15.                               DEBT

Short-Term Borrowings and Five-Year Revolving Credit Facility Agreement

As of March 31, 2015, the Company had no short-term borrowings. As of December 31, 2014, the Company’s short-term borrowings totaled $4.1 million and consisted of borrowings made by the Company’s subsidiary in Argentina.

Borrowings from the Company’s five-year revolving credit facility agreement (“Credit Facility”) are used for working capital and other general corporate purposes. The Credit Facility is unsecured and repayable on maturity in June 2019, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $750.0 million, which may be increased from time to time up to $1.0 billion at the Company’s request, subject to obtaining additional commitments and other customary conditions. The Credit Facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.50 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these covenants as of March 31, 2015. As of March 31, 2015 and December 31, 2014, the Company had no borrowings under the Credit Facility and the Company had $750.0 million available at March 31, 2015.

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

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	March 31, 2015	December 31, 2014
Principal Value:
4.90% Notes due 2019 (the “2019 Notes”)	700.0	700.0
5.90% Notes due 2039	300.0	300.0
4.60% Notes due 2044 (the “2044 Notes”)	500.0	500.0
Sub-total	1,500.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for settled interest rate swaps	8.4	8.8
Unamortized bond discount	(4.0)	(4.0)
Fair-value interest rate swaps	7.5	(0.9)
Long-term debt	$1,511.9	$1,503.9
Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $1,661.7 million (Level 2) as of March 31, 2015.

The components of interest expense-net were as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Interest expense	$16.4	$14.8
Interest income	(2.6)	(2.4)
Interest expense-net	$13.8	$12.4

16.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. These financial instruments are classified as Level 2 in the fair value hierarchy at March 31, 2015 and December 31, 2014, and there were no transfers between levels in the fair value hierarchy during the periods then ended.

The following table summarizes the fair value of the Company's outstanding derivatives:

(In millions)	Hedge Designation	Balance Sheet Location	March 31, 2015	December 31, 2014
Foreign exchange contracts	Cash Flow	Prepaid expenses and other assets	$12.8	$13.0
Interest rate forward swaps	Fair Value	Other assets	7.5	—
Foreign exchange contracts	Cash Flow	Accrued expenses	(0.2)	(0.2)
Commodity contracts	Cash Flow	Accrued expenses	(0.8)	(0.8)
Interest rate forward swaps	Fair Value	Other liabilities	—	(0.9)
Net asset/(liability) of derivatives designated as hedging items			$19.3	$11.1

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at March 31, 2015 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company's portfolio, MJN does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges

As of March 31, 2015 and December 31, 2014, all of the Company’s cash flow hedges qualify as hedges of forecasted cash flows and the effective portion of changes in fair value are temporarily reported in accumulated other comprehensive income (loss). During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges is recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three months ended March 31, 2015 and 2014, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts

The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated inter-company purchases anticipated in the next 18 months and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying inter-company purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold. Ineffectiveness related to the Company’s foreign exchange hedges on earnings was $0.8 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $173.6 million, with a fair value of $12.6 million in net assets. As of December 31, 2014, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $247.9 million, with a fair value of $12.8 million in net assets. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2015	2014
Balance—January 1	$10.4	$3.2
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	8.0	(0.3)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(2.4)	(1.4)
Change in deferred taxes	(1.5)	0.4
Balance—March 31	$14.5	$1.9

At March 31, 2015, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income was $14.5 million, all of which is expected to be reclassified into earnings within the next 12 months.

Interest Rate Forward Swaps
During 2013, the Company entered into interest rate forward starting swaps with a combined notional value of $500.0 million. The forward starting rates of the swaps ranged from 3.79% to 3.94% and had an effective date of October 31, 2014. The forward starting swaps effectively mitigated the interest rate exposure associated with the Company’s offering of the 2044 Notes, the proceeds of which were used to redeem all of the Company’s $500.0 million of 3.5% Notes due in 2014 (the “2014 Notes”). These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. During 2014, and around the time of the issuance of the 2044 Notes, the Company paid $45.0 million to settle the outstanding forward swaps. This payment was recognized in accumulated other comprehensive loss and will be amortized over the life of the 2044 Notes. There was $0.5 million of ineffectiveness related to the forward swaps through the date of settlement which was recognized as a loss within other expenses-net. During the three months ended March 31, 2015, $0.4 million of amortization of the settlement amount was recognized as incremental interest expense within interest expense-net.

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

As of March 31, 2015, the Company had commodity contracts outstanding which committed the Company to approximately $3.4 million of forecasted non-fat dry milk purchases. The effective portion of the hedges, which was recorded at fair value as a component of accumulated other comprehensive income, was $0.8 million as of March 31, 2015 and $0.8 million as of December 31, 2014. The ineffective portion recognized within other expenses-net was insignificant as of March 31, 2015, and for the period then ended.

Fair Value Hedges

Interest Rate Swaps

In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s then newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. Amortization of the settled swaps resulted in a $0.5 million and $2.3 million reduction in interest expense for the three months ended March 31, 2015, and 2014, respectively. Because the Company redeemed the 2014 Notes in the third quarter of 2014 the amortization of the related swaps was completed at that time and there was no amortization related to these swaps in the three months ended March 31, 2015.
In May 2014 the Company entered into eight interest rate swaps with multiple counterparties, which have an aggregate notional amount of $700.0 million of outstanding principal. This series of swaps effectively converts the $700.0 million of 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of March 31, 2015, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $2.7 million for the three months ended March 31, 2015.

The following table summarizes the interest rate swaps outstanding as of March 31, 2015, all of which have a hedge inception date of May 2014 and will mature in November 2019:

(Dollars in millions)	Notional Amount of Underlying	Fixed Rate Received	Variable Rate Paid (U.S. 3 Month LIBOR +)	Fair Value Asset
Swaps associated with the 2019 Notes	$700.0	4.9%	3.14%	$7.5

See Note 15 for discussion of the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds which totaled $310.3 million and $395.4 million as of March 31, 2015 and December 31, 2014, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

17.                               EQUITY

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2015	207.2	4.9	$362.6
Stock-based compensation	0.3	—	—
Balance as of March 31, 2015	207.5	4.9	$362.6

Balance as of January 1, 2014	206.8	4.8	$351.9
Stock-based compensation	0.5	0.1	7.7
Treasury stock purchases	—	0.3	22.5
Balance as of March 31, 2014	207.3	5.2	$382.1

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

On September 10, 2013, MJN’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock. As of March 31, 2015, the Company had $437.4 million available under this authorization.

Changes in accumulated other comprehensive loss by component were as follows:

(In millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges		Pension and Other Post-employment Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2015	$(180.4)	$(17.8)		$(0.7)	$(198.9)	$1.9		$(21.6)

Deferred Gains/(Losses)	(37.1)	7.4		—	(29.7)	—	(1)	(0.6)	(1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	(1.9)		—	(1.9)	—		—
Tax Benefit/(Expense)	0.2	(1.5)		—	(1.3)	—		—

Balance as of March 31, 2015	$(217.3)	$(13.8)		$(0.7)	$(231.8)	$1.9		$(22.2)

Balance as of January 1, 2014	$(83.6)	$15.4		$(1.0)	$(69.2)	$1.9		$(14.4)

Deferred Gains/(Losses)	(27.2)	(41.8)	(2)	—	(69.0)	(0.4)	(1)	(5.7)	(1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	(1.4)		0.1	(1.3)	—		—
Tax Benefit/(Expense)	2.3	15.8		—	18.1	0.1		—

Balance as of March 31, 2014	$(108.5)	$(12.0)		$(0.9)	$(121.4)	$1.6		$(20.1)
(1) Represents foreign currency translation adjustments.
(2) See Note 16 for a discussion of interest rate forward swaps.

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Three Months Ended March 31,
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2015	2014	2015	2014	2015	2014
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$2.4	$1.4	$(0.6)	$(0.4)	$1.8	$1.0
Commodity Contracts	(0.1)		0.1		—
Interest Rate Forward Swap	(0.4)		0.1		(0.3)

Pension and Other Post-employment Benefit Plans:
Prior Service Benefits	—	(0.1)	—	—	—	(0.1)
Total Reclassifications	$1.9	$1.3	$(0.4)	$(0.4)	$1.5	$0.9

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

Additional changes in January 2014 expanded the types of transactions that may be subject to the weekly auction mechanism under the Complimentary Currency Administration System (“SICAD I”). MJN concluded that among other items, future inter-company dividend remittances qualify for the purchase of foreign currency at the SICAD I rate under the revised law. As such, MJN adopted the SICAD I rate for purposes of remeasuring the net monetary assets of its Venezuelan subsidiary effective February 28, 2014. The remeasurement impact of this adoption was a loss of $6.1 million, which was recognized in MJN’s Statement of Earnings as a component of other expenses - net. Because the SICAD I auction rate is a floating rate, the potential exists for additional financial impacts if the auction rate changes significantly.

In February 2015, the Venezuelan government enacted additional changes to its foreign exchange regime. The changes maintain a three-tiered system, including the Official Rate determined by CENCOEX. A new, alternative currency market, the Marginal Foreign Exchange System (“SIMADI”), was created with a floating exchange rate generally based on supply and demand. As of March 31, 2015, CENCOEX traded 6.3 VEF to 1.0 USD, the SICAD I auction market traded 12.0 VEF to 1.0 USD and the SIMADI market traded at approximately 193.0 VEF to 1.0 USD. The Company continues to assess the impact, if any, of these changes as the government of Venezuela issues regulations to implement them, but does not currently expect these recent changes to impact the rate it uses to remeasure the net monetary assets of its Venezuelan subsidiary.

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

For the year ended December 31, 2014, MJN’s Venezuelan subsidiary had net sales that represented approximately 2% of total Company net sales. As of March 31, 2015, our subsidiary had approximately $36 million of net monetary assets.

19.                               CONTINGENCIES

In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters.

The Company records accruals for contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although the Company cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which the Company is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of March 31, 2015, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cash flows for the periods in which a loss is recognized.

The Company is in discussions with SEC regional office staff on a potential settlement agreement which would result in a resolution of the SEC’s investigation of whether certain promotional expenditures by the Company’s China subsidiary may have been made in violation of applicable U.S. law, including the U.S. Foreign Corrupt Practices Act (the ‘‘FCPA’’). The findings of the Company’s internal investigation of this matter are being discussed with the SEC and the Department of Justice (the ‘‘DOJ’’), both of which are responsible for FCPA enforcement. During the three months ended March 31, 2015, the Company has accrued an approximately $12.0 million charge to other expenses-net which amount represents the Company’s best estimate of potential disgorgement, penalties and fines to be imposed by the SEC in this matter. The Company will continue to evaluate the accrual pending final resolution of the investigation and related discussions with the SEC and DOJ. There can be no assurance that the ultimate amount paid by the Company to resolve this matter will not exceed the amount accrued to date or that other sanctions may not be imposed.

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

Executive Summary

Because a significant majority of our product is marketed and sold outside of the United States, sales decreased for the three months ended March 31, 2015 as the adverse impact of foreign currency translation exceeded our price increases in most markets. Sales volume growth was flat as a result of declines in certain markets offsetting modest growth in other markets. Operating expense increases were offset by the benefit from foreign currency translation. Our earnings per share increased 2% primarily due to both the points noted above and a lower effective tax rate.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended March 31, 2015 and 2014:

				% of Net Sales
(Dollars in millions, except per share data)	2015	2014	% Change	2015	2014
Net Sales	$1,094.4	$1,113.3	(2)%
Earnings before Interest and Income Taxes	285.2	291.2	(2)%	26%	26%
Interest Expense—net	13.8	12.4	11%	1%	1%
Earnings before Income Taxes	271.4	278.8	(3)%	25%	25%
Provision for Income Taxes	64.3	71.0	(9)%	6%	6%
Effective Tax Rate	23.7%	25.5%
Net Earnings	207.1	207.8	—%	19%	19%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	(0.3)	5.4	(106)%	—%	—%
Net Earnings Attributable to Shareholders	$207.4	$202.4	2%	19%	18%
Weighted-Average Common Shares— Diluted	202.9	202.4
Earnings per Common Share—Diluted	$1.02	$1.00	2%

The results for the three months ended March 31, 2015 and 2014 include several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of on-going results (“Specified Items”) and are listed in the table below.

	Three Months Ended March 31,
(In millions)	2015	2014
Accrual related to the China investigation	12.0	—
Legal, settlements and related costs	0.7	5.7
Severance and other costs	2.3	0.1
Specified Items	$15.0	$5.8
Income tax impact on Specified Items	(0.2)	(2.1)
Specified Items - net	14.8	3.7

See “Item 1. Financial Statements - Note 19. Contingencies” for further discussion of the accrual related to the China investigation.

Net Sales
Our net sales by reportable segments are shown in the table below:

	Three Months Ended March 31,			% Change Due to
(Dollars in millions)	2015	2014	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$581.0	$592.7	(2)%	(1)%	1%	(2)%
Latin America	204.4	212.4	(4)%	3%	10%	(17)%
North America/Europe	309.0	308.2	—%	—%	3%	(3)%
Net Sales	$1,094.4	$1,113.3	(2)%	—%	3%	(5)%

Asia sales decreased 2% compared to the prior year period and accounted for 53% of our net sales. The sales volume decline was primarily driven by challenges in Hong Kong related to protests about cross-border trade, the prior year benefit from competitors’ supply disruptions and slowness in parts of Asia. This decline was partially offset by market share gains in certain markets throughout Asia. In addition, our growth rate was impacted by a shift in China’s market to faster growing alternative distribution channels like e-commerce and faster-growing product segments like imports, where the Company has lower market share. The impact of higher prices across most markets was more than offset by the adverse impact of foreign currency translation. At this time, we are unable to predict with certainty how recent protests about cross-border trade in Hong Kong will affect our sales growth in pending quarters.

Latin America sales decreased 4% compared to the prior year period and accounted for 19% of our net sales. Sales volume increased 3%, predominately in Venezuela. Higher prices in Latin America increased sales 10% for the segment (or 2% for the segment excluding Venezuela and Argentina). The adverse impact of foreign currency translation decreased Latin America sales by 17% for the segment (or 10% for the segment excluding Venezuela and Argentina). At this time, we are unable to predict with certainty how recent and future developments in Venezuela will affect our sales growth or operations throughout the remainder of 2015. See “Item 3 Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela.

North America/Europe sales were consistent with the prior year period and accounted for 28% of our net sales. The impact of higher prices, predominately in the United States, was offset by the adverse impact of foreign currency translation in Europe and Canada. Sales volume was flat throughout the region as an expanding U.S. children’s nutrition business balanced the prior year addition of new WIC contracts and timing of retailer purchases.

Our net sales by product category are shown in the table below:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	% Change
Infant formula	$639.2	$640.7	—%
Children’s nutrition	435.0	451.2	(4)%
Other	20.2	21.4	(6)%
Net Sales	$1,094.4	$1,113.3	(2)%

Infant formula sales were consistent with the prior year period and accounted for the large majority of our sales in North America/Europe and approximately half of our sales in each of our Asia and Latin America segments. Children’s nutrition sales decreased 4% compared to the prior year period due to the adverse impact of foreign currency translation.

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Three Months Ended March 31,		% of Gross Sales
(Dollars in millions)	2015	2014	2015	2014
Gross Sales	$1,414.8	$1,416.9	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	193.6	187.3	14%	13%
Sales Discounts	63.8	55.1	4%	4%
Returns	21.7	20.5	2%	1%
Other (including Cash Discounts, Coupons)	41.3	40.7	3%	3%
Total Gross-to-Net Sales Adjustments	320.4	303.6	23%	21%
Total Net Sales	$1,094.4	$1,113.3	77%	79%
The gross-to-net sales adjustments increased as a percentage of gross sales compared with the prior year period, largely due to the addition of new WIC contracts in 2014.

Gross Profit

	Three Months Ended March 31,
(Dollars in millions)	2015	2014	% Change
Net Sales	$1,094.4	$1,113.3	(2)%
Cost of Products Sold	393.5	405.7	(3)%
Gross Profit	$700.9	$707.6	(1)%
Gross Margin	64.0%	63.6%

The increase in gross margin resulted from increased prices, lower dairy costs and productivity gains, partially offset by higher manufacturing conversion costs. The impact of foreign currency translation on gross margin was relatively neutral.

Expenses

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Selling, General and Administrative	$233.2	$232.9	—%	21%	21%
Advertising and Promotion	144.4	155.7	(7)%	13%	14%
Research and Development	25.9	27.1	(4)%	2%	2%
Other Expenses—net	12.2	0.7	n/a	1%	—%

Selling, General and Administrative Expenses

Selling, general and administrative expenses were consistent with the prior year period as cost increases were offset by the benefit from foreign currency translation and the nonrecurrence of a prior year receivable allowance related to a pharmacy distributor in Mexico.

Advertising and Promotion Expenses

Our advertising spending primarily includes television and other consumer media. Promotion activities primarily include product evaluation and education provided to health care professionals and consumers, where permitted by regulation. Advertising and promotion expenses decreased compared to the prior year period due to the timing of promotional campaigns and the benefit from foreign currency translation. At this time, we expect advertising and promotion expenses to increase throughout the remainder of 2015, peaking in the second quarter.

Research and Development Expenses

Our research and development expenses include the continued investment in our innovation capability, product pipeline and quality programs.

Other Expenses—net

	Three Months Ended March 31,
(In millions)	2015	2014
Accrual related to the China investigation	$12.0	$—
Foreign exchange (gains)/losses - net	(2.8)	6.4
Severance and other costs	2.6	—
Gain on sale of investment	—	(4.0)
Other - net	0.4	(1.7)
Other expenses - net	$12.2	$0.7

See “Item 1. Financial Statements - Note 19. Contingencies.” for further discussion of the accrual related to the China investigation.

Foreign exchange (gains)/losses - net for the three months ended March 31, 2014 included a $6.1 million loss related to the Company’s February 2014 adoption of a new exchange rate for purposes of remeasuring the monetary assets and liabilities of its Venezuelan subsidiary. For additional information, see “Item 1. Financial Statements - Note 8. Other Expenses—net and Note 18. Venezuela Currency Matters.”

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

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Asia	$231.5	$241.3	(4)%	40%	41%
Latin America	57.3	46.6	23%	28%	22%
North America/Europe	78.3	66.1	18%	25%	21%
Corporate and Other	(81.9)	(62.8)	30%	n/a	n/a
EBIT	$285.2	$291.2	(2)%	26%	26%

EBIT in Asia decreased primarily due to lower sales as compared to the prior year period.

EBIT in Latin America increased 23% compared to the prior year period primarily due to the nonrecurrences of the 2014 remeasurement loss for our Venezuela subsidiary and a 2014 receivable allowance related to a pharmacy distributor in Mexico. See “Item 1. Financial Statements - Note 18. Venezuela Currency Matters” for further discussion regarding exchange rate variability in Venezuela.

EBIT in North America/Europe increased primarily due to lower demand-generation investments and higher gross margin as compared to the prior year period.

Corporate and Other expenses increased compared to the prior year period primarily as a result of the accrual related to the China investigation and the nonrecurrence of a 2014 gain on sale of investment. See “Item 1. Financial Statements - Note 19. Contingencies” for further discussion regarding the accrual related to the China investigation.

Interest Expense—net
Net interest expense increased compared to the prior year period primarily due to the 2014 capitalization of interest cost associated with the construction of our new manufacturing and technology center in Singapore.

Income Taxes
The effective tax rate (“ETR”) for the three months ended March 31, 2015 and 2014 was 23.7% and 25.5%, respectively. The ETR decrease was primarily due to a favorable change in the geographic earnings mix, partially offset by accrued U.S. and foreign taxes on dividends to be paid by foreign subsidiaries and the accrual related to the China investigation which may be partially or wholly non-deductible for tax purposes, depending upon the final resolution of such matter. See “Item 1. Financial Statements - Note 19. Contingencies” for further discussion regarding the accrual related to the China investigation.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 20%, 11% and 10% interest held by third parties in the Company’s operating entities in Argentina, China and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended March 31, 2015 increased 2% to $207.4 million compared with the three months ended March 31, 2014.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash on hand, cash from operations and available borrowings under our $750.0 million revolving credit facility. Cash flows from operating activities represent the inflow of cash from our customers net of the outflow of cash for raw material purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures, for equipment, buildings and computer software, and acquisitions. Cash flows used in financing activities primarily represent proceeds and repayments of long-term and short-term borrowings, dividend payments and share repurchases.

Cash and cash equivalents totaled $1,433.9 million at March 31, 2015, of which $1,229.9 million was held outside of the United States. Cash and cash equivalents totaled $1,297.7 million as of December 31, 2014, of which $1,083.8 million was held outside of the United States.

During the first quarters of 2015 and 2014, we did not repatriate cash to the United States.

As a result of our evaluation of our global cash position, management has asserted that earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of March 31, 2015, approximately
$992 million of cash and cash equivalents were held by foreign subsidiaries whose undistributed earnings, either partially or entirely, are considered permanently invested. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, the Company would be required to provide U.S. taxes on these amounts.

During the first quarter of 2015, the Company repaid its short-term revolving credit facility resulting in no short-term borrowings as of March 31, 2015. Short-term borrowings were $4.1 million as of December 31, 2014.

In September 2013, the Company’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock. This authorization is intended to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to stockholders. The authorization does not have an expiration date. As of March 31, 2015, we had $437.4 million available under the authorization.

Cash Flows

We believe that cash on hand and cash from operations will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$207.1	$207.8
Depreciation and Amortization	24.1	22.0
Other	22.9	26.7
Changes in Assets and Liabilities	22.1	(57.5)
Pension and Other Post-employment Benefits Contributions	(1.7)	(1.4)
Total Operating Activities	274.5	197.6
Investing Activities	(45.9)	(58.7)
Financing Activities	(80.3)	(87.6)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(12.1)	(12.1)
Net Decrease in Cash and Cash Equivalents	$136.2	$39.2

For the three months ended March 31, 2015, cash flow from operating activities was $274.5 million and primarily driven by net earnings. For the three months ended March 31, 2014, cash flow from operating activities was $197.6 million driven by net earnings, partially offset by an increase in working capital, defined as accounts receivable plus inventory less accounts payable.

Cash flow used in investing activities was $12.8 million less than the prior year period. The decrease was largely the result of lower capital expenditures in 2015 as compared to 2014.

Cash flow used in financing activities was $80.3 million for the three months ended March 31, 2015, and primarily driven by $76.0 million of dividend payments. For the three months ended March 31, 2014, cash flow used in financing activities was $87.6 million and included $68.8 million of dividend payments and $22.5 million of treasury stock purchases, partially offset by $11.6 million inflow related to stock-based compensation.

Capital Expenditures

Capital expenditures and the cash outflow for capital expenditures were as follows:

(In millions)	Capital Expenditures	Cash Outflow for Capital Expenditures
Three Months Ended March 31, 2015	$19.3	$46.1

Three Months Ended March 31, 2014	$25.3	$63.1

Short-Term Borrowings and Note Payable

For information regarding Short-Term Borrowings and Note Payable, see “Item 1. Financial Statements - Note 15. Debt.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression. Such statements are likely to relate to, among other things, a discussion of goals, plans and projections regarding financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, capital expenditures, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations that involve inherent risks, uncertainties and assumptions that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: (1) the ability to sustain brand strength, particularly the Enfa family of brands; (2) the effect on our reputation of real or perceived quality issues; (3) the effect of regulatory restrictions related to our products; (4) the adverse effect of commodity costs; (5) increased competition from branded, private label, store and economy-branded products; (6) the effect of an economic downturn on consumers’ purchasing behavior and customers’ ability to pay for product; (7) inventory reductions by customers; (8) the adverse effect of changes in foreign currency exchange rates; (9) the effect of changes in economic, political and social conditions in the markets where we operate; (10) changing consumer preferences; (11) the possibility of changes in the Women, Infant and Children (“WIC”) program, or participation in WIC; (12) legislative, regulatory or judicial action that may adversely affect the company’s ability to advertise its products, maintain product margins, or negatively impact the company’s reputation or result in fines or penalties that decrease earnings; and (13) the ability to develop and market new, innovative products. For additional information regarding these and other factors, see our filings with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), which filings are available upon request from the SEC or at www.meadjohnson.com. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update any forward looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Other than as stated below, there have been no material changes in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in our 2014 Form 10-K.”

Venezuela Risk
As of March 31, 2015, CENCOEX traded 6.3 VEF to 1.0 USD, the SICAD I auction market traded 12.0 VEF to 1.0 USD and the SIMADI market traded at approximately 193.0 VEF to 1.0 USD. The Company continues to assess the impact, if any, of these changes as the government of Venezuela issues regulations to implement them, but does not currently expect these recent changes to impact the rate it uses to remeasure the net monetary assets of its Venezuelan subsidiary. As of March 31, 2015, the Company’s Venezuelan subsidiary had approximately $36 million of net monetary assets.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in Part I of this report under “Item 1. Financial Statements - Note 19. Contingencies” and is incorporated by reference herein.

ITEM 1A.         RISK FACTORS.

There is no material change in the information reported under “Item 1A. Risk Factors” contained in our 2014 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

On September 11, 2013, the Company announced that its board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock.  This authorization does not have an expiration date.  During the first quarter of 2015, the Company did not repurchase any shares pursuant to this authorization. As of March 31, 2015, the Company had $437.4 million available under this authorization.

ITEM 6.     EXHIBITS.

Exhibit Number	Exhibit Description

10.1	Letter Agreement between the Company and Mr. Peter G. Leemputte (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 5, 2015)

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY

Date:	April 23, 2015	By:	/s/ Tom De Weerdt
Tom De Weerdt
Vice President, Corporate Controller
(Authorized Officer and Chief Accounting Officer)