Form 10-Q
period 2015-06-30
Mead Johnson Nutrition Co
filed 2015-07-23
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 20, 2015, there were 202,739,249 shares of the registrant’s common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET SALES	$1,032.4	$1,111.1	$2,126.8	$2,224.4
Cost of Products Sold	356.4	426.8	749.9	832.5
GROSS PROFIT	676.0	684.3	1,376.9	1,391.9
Operating Expenses:
Selling, General and Administrative	230.2	242.3	463.4	475.2
Advertising and Promotion	190.2	174.6	334.6	330.3
Research and Development	27.7	26.7	53.6	53.8
Other (Income)/Expenses – net	(1.3)	(4.2)	10.9	(3.5)
EARNINGS BEFORE INTEREST AND INCOME TAXES	229.2	244.9	514.4	536.1

Interest Expense – net	13.9	15.3	27.7	27.7
EARNINGS BEFORE INCOME TAXES	215.3	229.6	486.7	508.4

Provision for Income Taxes	52.7	53.5	117.0	124.5
NET EARNINGS	162.6	176.1	369.7	383.9
Less Net Earnings/(Loss) Attributable to Noncontrolling Interests	(0.3)	4.7	(0.6)	10.1
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$162.9	$171.4	$370.3	$373.8
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$0.80	$0.85	$1.83	$1.85
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$0.80	$0.84	$1.82	$1.84

Weighted Average Shares - Basic	202.7	202.2	202.5	202.0
Weighted Average Shares – Diluted	203.1	202.7	203.1	202.5
Dividends Declared per Share	$0.4125	$0.3750	$0.8250	$0.7500

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET EARNINGS	$162.6	$176.1	$369.7	$383.9

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	(11.9)	5.4	(49.6)	(27.9)
Tax Benefit	(0.1)	0.3	0.1	2.7
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	1.9	(28.5)	9.3	(70.3)
Reclassification Adjustment for Gains Included in Net Earnings	(5.9)	(1.9)	(7.8)	(3.3)
Tax Benefit	2.6	10.6	1.1	26.4
Pension and Other Post-employment Benefits
Reclassification Adjustment for Losses Included in Net Earnings	—	0.1	—	0.2
OTHER COMPREHENSIVE LOSS	(13.4)	(14.0)	(46.9)	(72.2)

COMPREHENSIVE INCOME	149.2	162.1	322.8	311.7

Less Comprehensive Income Attributable to Noncontrolling Interests	10.5	4.4	9.6	3.8

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$138.7	$157.7	$313.2	$307.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,475.1	$1,297.7
Receivables—net of allowances of $6.9 and $9.6 respectively	367.3	387.8
Inventories	573.3	555.5
Deferred Income Taxes – net of valuation allowance	77.4	86.8
Income Taxes Receivable	23.5	7.7
Prepaid Expenses and Other Assets	100.1	82.6
Total Current Assets	2,616.7	2,418.1
Property, Plant and Equipment – net	908.2	912.7
Goodwill	154.9	162.7
Other Intangible Assets – net	68.3	75.4
Deferred Income Taxes – net of valuation allowance	67.8	65.1
Other Assets	143.2	142.5
TOTAL	$3,959.1	$3,776.5
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$1.0	$4.1
Accounts Payable	521.7	512.3
Dividends Payable	84.4	76.6
Accrued Expenses and Other Liabilities	209.8	203.7
Accrued Rebates and Returns	351.9	329.1
Deferred Income – current	13.2	34.3
Income Taxes – payable and deferred	47.7	46.4
Total Current Liabilities	1,229.7	1,206.5
Long-Term Debt	1,506.2	1,503.9
Deferred Income Taxes – noncurrent	10.8	12.4
Pension and Other Post-employment Liabilities	209.7	211.1
Other Liabilities – noncurrent	204.6	192.8
Total Liabilities	3,161.0	3,126.7
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	—	66.0

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 207.7 and 207.2 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(580.9)	(641.3)
Retained Earnings	1,954.6	1,775.0
Treasury Stock – at cost	(362.6)	(362.6)
Accumulated Other Comprehensive Loss	(256.1)	(198.9)
Total Shareholders’ Equity	757.1	574.3
Noncontrolling Interests	41.0	9.5
Total Equity	798.1	583.8
TOTAL	$3,959.1	$3,776.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interest
Balance as of January 1, 2015	$2.1	$(641.3)	$1,775.0	$(362.6)	$(198.9)	$9.5	$583.8	$66.0
Stock-based Compensation Awards		34.9	(10.3)	—			24.6
Distributions to Noncontrolling Interests						(6.1)	(6.1)	(0.8)
Cash Dividends Declared			(167.6)				(167.6)
Net Earnings			370.3			(1.1)	369.2	0.5
Redeemable Noncontrolling Interest Accretion			(12.8)				(12.8)	12.8
Other Comprehensive Income/(Loss)		0			(46.4)	0.1	(46.3)	(1.3)
Acquisition of Redeemable Noncontrolling Interest		25.5			(10.8)	38.6	53.3	(77.2)
Balance as of June 30, 2015	$2.1	$(580.9)	$1,954.6	$(362.6)	$(256.1)	$41.0	$798.1	$—

Balance as of January 1, 2014	$2.1	$(721.5)	$1,432.3	$(351.9)	$(69.2)	$8.7	$300.5	$49.7
Stock-based Compensation Awards		35.4		(7.8)			27.6
Treasury Stock Acquired				(29.0)			(29.0)
Distributions to Noncontrolling Interests						(4.4)	(4.4)
Cash Dividends Declared			(151.9)				(151.9)
Net Earnings			373.8			9.6	383.4	0.5
Redeemable Noncontrolling Interest Accretion			(12.3)				(12.3)	12.3
Other Comprehensive Loss					(65.9)	(0.3)	(66.2)	(6.0)
Balance as of June 30, 2014	$2.1	$(686.1)	$1,641.9	$(388.7)	$(135.1)	$13.6	$447.7	$56.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$369.7	$383.9
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	48.8	44.2
Other	26.3	26.7
Changes in Assets and Liabilities	14.2	(103.7)
Payments for Settlement of Interest Rate Forward Swaps	—	(45.0)
Pension and Other Post-employment Benefits Contributions	(2.5)	(2.1)
Net Cash Provided by Operating Activities	456.5	304.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(80.0)	(94.8)
Sale of Property, Plant and Equipment	0.4	0.3
Proceeds from/(Investment in) Other Companies	—	4.0
Net Cash Used in Investing Activities	(79.6)	(90.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	1.0	3.2
Repayments of Short-term Borrowings	(4.0)	(1.3)
Payments of Dividends	(159.8)	(144.7)
Stock-based Compensation related Proceeds and Excess Tax Benefits	19.7	20.3
Purchases of Treasury Stock	—	(26.8)
Stock-based Compensation Tax Withholdings	(10.3)	(7.8)
Long-term Debt Borrowings, net of original issue discount and expenses paid	—	492.3
Purchase of Trading Security	(16.2)	—
Purchase of Redeemable Shares	(5.1)	—
Distributions to Noncontrolling Interests	(6.9)	(4.4)
Net Cash Used in Financing Activities	(181.6)	330.8
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(17.9)	(8.8)
NET INCREASE IN CASH AND CASH EQUIVALENTS	177.4	535.5
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,297.7	1,050.8
End of Period	$1,475.1	$1,586.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                                      ORGANIZATION

Mead Johnson Nutrition Company (“MJN”, “we” or the “Company”) is a global leader in pediatric nutrition. The Company’s comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. MJN’s product portfolio consists of two principal product categories: infant formula and children’s nutrition. These product categories can be separated into the following five general product types: (i) routine infant, (ii) solutions, (iii) specialty, (iv) children’s nutrition and (v) other. MJN’s routine infant formula is intended for healthy consumers while its solutions and specialty products are offered for infants with mild to severe nutritional needs. The Company’s children’s nutrition products are designed to meet the nutritional needs of children at different stages of development. MJN’s other products include vitamins and supplements. MJN markets products under different names in various regions across the world, based on regional marketing strategies and regional brand recognition.

2.                                      ACCOUNTING POLICIES

Basis of Presentation—The Company prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Under those rules, certain footnotes and other financial information that are normally required by GAAP for annual financial statements have been condensed or omitted. The Company is responsible for the financial statements and the related notes included in this Form 10-Q.

The condensed consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2015 and December 31, 2014, and results of operations and cash flows for the six months ended June 30, 2015 and 2014. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of full-year operating results or future performance.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those used to prepare the Company’s annual report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the audited year-end financial statements and accompanying notes included in the Company’s 2014 Form 10-K.

In the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014, financing cash flow amounts reflected as purchases of treasury stock and stock-based-compensation tax withholdings have been separated to conform to the presentation for the six months ended June 30, 2015. These amounts were previously combined and classified as purchases of treasury stock.

Recently Adopted Accounting Standards—In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topics 205 and 360). ASU 2014-08 changes the criteria for determining whether disposals are reported as discontinued operations and modifies related disclosure requirements. ASU 2014-08 was effective for the Company in the period beginning January 1, 2015. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

Recently Issued Accounting Standards—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. For MJN, ASU No. 2014-09 becomes effective in the first quarter of 2018. The Company is currently evaluating the effect, if any, that the updated standard will have on its condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU No. 2015-03 is effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not expect the adoption of this update to have a material effect on the condensed consolidated financial statements.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Basic earnings per share:
Weighted-average shares outstanding	202.7	202.2	202.5	202.0
Net earnings attributable to shareholders	$162.9	$171.4	$370.3	$373.8
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.3)	(0.7)	(0.7)
Net earnings attributable to shareholders used for basic earnings per share calculation	$162.6	$171.1	$369.6	$373.1
Net earnings attributable to shareholders per share	$0.80	$0.85	$1.83	$1.85
Diluted earnings per share:
Weighted-average shares outstanding	202.7	202.2	202.5	202.0
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.4	0.5	0.6	0.5
Weighted-average shares — diluted	203.1	202.7	203.1	202.5
Net earnings attributable to shareholders	$162.9	$171.4	$370.3	$373.8
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.3)	(0.7)	(0.7)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$162.6	$171.1	$369.6	$373.1
Net earnings attributable to shareholders per share	$0.80	$0.84	$1.82	$1.84

Potential shares outstanding from all stock-based awards were 2.6 million and 2.9 million as of June 30, 2015 and 2014, respectively. Of these shares, 2.2 million and 2.4 million were not included in the diluted earnings per share calculation for the three months ended June 30, 2015 and 2014, respectively, and 2.0 million and 2.4 million were not included in the diluted earnings per share calculation for the six months ended June 30, 2015 and 2014, respectively.

4.                                      INCOME TAXES

For the three and six months ended June 30, 2015, the effective tax rate (“ETR”) was 24.5% and 24.0%, respectively, compared with 23.3% and 24.5%, for the same periods in 2014. The ETR increase for the three months ended June 30, 2015 was primarily due to a change in the geographic earnings mix partially offset by changes in the reserves for uncertain tax positions.

The Company’s gross reserve for uncertain tax positions including penalties and interest, as of June 30, 2015 and December 31, 2014, was $157.2 million and $146.8 million, respectively. The Company believes that it has adequately provided for all uncertain tax positions. The Company is currently under examination by taxing authorities in various jurisdictions in which it operates, including the United States. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of the reserve for uncertain tax positions.

Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (“BMS”), the Company’s former parent, maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has a receivable from BMS for uncertain tax positions, including penalties and interest, of $10.0 million and $9.7 million as of June 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes net sales and earnings before interest and income taxes for each of the reportable segments:

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Asia	$513.2	$575.6	$156.4	$195.9	$1,094.2	$1,168.3	$387.9	$437.2
Latin America	198.4	224.4	44.8	53.4	402.8	436.8	102.1	100.0
North America/Europe	320.8	311.1	85.3	68.0	629.8	619.3	163.6	134.1
Total reportable segments	1,032.4	1,111.1	286.5	317.3	2,126.8	2,224.4	653.6	671.3
Corporate and Other	—	—	(57.3)	(72.4)	—	—	(139.2)	(135.2)
Total	$1,032.4	$1,111.1	$229.2	$244.9	$2,126.8	$2,224.4	$514.4	$536.1

6.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Stock options	$2.0	$1.8	$3.9	$3.5
Performance share awards	1.1	3.6	5.5	6.8
Restricted stock units	3.4	2.6	6.1	5.0
Total pre-tax stock-based compensation expense	$6.5	$8.0	$15.5	$15.3
Net tax benefit related to stock-based compensation expense	$(2.1)	$(2.7)	$(5.2)	$(5.3)

During the six months ended June 30, 2015, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.4	$20.61
Performance share awards	0.2	$99.18
Restricted stock units	0.2	$103.27

As of June 30, 2015, the Company had the following award expense yet to be recognized:

(Dollars in millions)	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	$11.3	1.9
Performance share awards	$8.7	1.4
Restricted stock units	$32.0	2.5

7.                                      PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post-employment benefit plans includes:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost – benefits earned during the period	$0.7	$1.5	$0.3	$0.2	$1.5	$2.8	$0.6	$0.4
Interest cost on projected benefit obligations	3.7	3.6	0.5	0.4	7.4	7.6	1.0	0.8
Amortization of transition cost	—	0.1	—	—	—	0.2	—	—
Expected return on plan assets	(3.4)	(3.8)	—	—	(6.9)	(7.8)	—	—
Net periodic benefit cost	$1.0	$1.4	$0.8	$0.6	$2.0	$2.8	$1.6	$1.2
Net Actuarial (Gains)/Losses	(1.5)	7.1	—	—	(1.5)	7.1	—	—
Total net periodic expense/(benefit)	$(0.5)	$8.5	$0.8	$0.6	$0.5	$9.9	$1.6	$1.2

For the six months ended June 30, 2015 and 2014, the Company contributed $2.5 million and $2.1 million, respectively, primarily to non-U.S. pension plans.

8.                               OTHER (INCOME)/EXPENSES - NET

The components of other (income)/expenses - net were:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Accrual related to the China investigation	$—	$—	$12.0	$—
Foreign exchange (gains)/losses - net	4.7	(4.2)	1.9	2.2
Severance and other costs	1.1	0.2	3.7	0.2
Gain on sale of investment	—	—	—	(4.0)
Marketable Securities Gain	(6.4)	—	(6.4)	—
Other - net	(0.7)	(0.2)	(0.3)	(1.9)
Other (income)/expenses - net	$(1.3)	$(4.2)	$10.9	$(3.5)

Accrual related to the China investigation for the six months ended June 30, 2015 is described further in Note 20. Commitments and Contingencies.

Foreign exchange (gains)/losses - net for the six months ended June 30, 2014 included a $6.1 million loss related to the Company’s February 2014 adoption of a new exchange rate for purposes of remeasuring the monetary assets and liabilities of its Venezuelan subsidiary. See Note 19. Venezuela Currency Matters for additional information.

Marketable Securities Gain for the three and six months ended June 30, 2015 included a $6.4 million gain related to marketable securities. See Note 17. Marketable Securities for additional information.

9.                                      REDEEMABLE NONCONTROLLING INTEREST

On March 15, 2012, the Company acquired 80% of the outstanding capital stock of Nutricion para el Conosur S.A. (“Nutricion”) which manufactures, distributes and sells infant formula and children’s nutrition products in Argentina under the SanCor Bebé and Bebé Plus brands (the “Argentine Acquisition”). Under the terms of an agreement related to the Argentine Acquisition, the noncontrolling interest owner had the right to require MJN to purchase (the “Put Right”) its remaining 20% interest or to sell (the “Call Right”) up to an additional 20% of the outstanding capital stock of Nutricion. The Put Right was to be exercisable once from September 15, 2015 to September 15, 2018 and the decision to exercise was not within the control of MJN. The price paid upon exercise was to be determined based on established multiples of sales and earnings of the acquired business. As a result of the Put Right, the noncontrolling interest was presented as redeemable noncontrolling interest outside of equity on the balance sheet. Accretion to the redemption value of the Put Right was being recognized through equity using an interest method over the period from March 2012 to June 2015.

On June 30, 2015, the Company acquired an additional 10% of the outstanding capital stock of Nutricion, thereby increasing MJN’s ownership interest to 90%. The purchase price, from the noncontrolling interest owner, was $24.4 million as of June 30, 2015 and consisted of $5.1 million in cash and $19.3 million recorded in accrued expenses and other liabilities (paid July 17, 2015). As a result of the transaction, the noncontrolling interest owner no longer has a Put Right and the Call Right was amended. The amended Call Right gives the noncontrolling interest owner the right to require MJN to sell up to 10% of the outstanding capital stock of Nutricion. The amended Call Right is exercisable from June 30, 2015 to June 30, 2022. Due to the termination of the Put Right, the remaining noncontrolling interest was recharacterized from redeemable noncontrolling interest outside of equity to noncontrolling interests within equity on the balance sheet as of June 30, 2015.

10.                                      NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of a 11% , 10% and 10% interest held by third parties in operating entities in China, Argentina and Indonesia, respectively.  See Note 9. Redeemable Noncontrolling Interest for additional information related to Argentina.

11.                               INVENTORIES

The major categories of inventories were as follows:

(In millions)	June 30, 2015	December 31, 2014
Finished goods	$287.6	$286.9
Work in process	92.4	88.9
Raw and packaging materials	193.3	179.7
Inventories	$573.3	$555.5

12.                               PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment were as follows:

(In millions)	June 30, 2015	December 31, 2014
Land	$12.5	$12.5
Buildings and Improvements	724.9	719.8
Machinery, equipment and fixtures	762.9	736.6
Construction in progress	85.3	93.3
Accumulated depreciation	(677.4)	(649.5)
Property, plant and equipment — net	$908.2	$912.7

13.                               GOODWILL

The Company tests goodwill for impairment as of July 1 of each year and whenever an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount.
For the six months ended June 30, 2015 and 2014, the change in the carrying amount of goodwill by reportable segment was as follows:

(In millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2015	$—	$143.7	$19.0	$162.7
Translation adjustments	—	(7.8)	—	(7.8)
Balance as of June 30, 2015	$—	$135.9	$19.0	$154.9

Balance as of January 1, 2014	$—	$177.8	$19.0	$196.8
Translation adjustments	—	(21.4)	—	(21.4)
Balance as of June 30, 2014	$—	$156.4	$19.0	$175.4

As of June 30, 2015, the Company had no accumulated impairment loss.

14.                               OTHER INTANGIBLE ASSETS

The Company tests intangible assets not subject to amortization for impairment in the third quarter of each year and whenever an event occurs or circumstances change that indicate that it is more likely than not that the asset is impaired.
The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2015 and December 31, 2014 were as follows:

	As of June 30, 2015			As of December 31, 2014
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trademark(1) .	$24.4	$—	$24.4	$26.0	$—	$26.0
Non-compete agreement(1) .	4.8	—	4.8	5.1	—	5.1
Sub-total	29.2	—	29.2	31.1	—	31.1
Amortizable intangible assets:
Computer software	133.1	(95.5)	37.6	130.3	(87.8)	42.5
Distributor-customer relationship(1) .	2.3	(0.8)	1.5	2.5	(0.7)	1.8
Sub-total	135.4	(96.3)	39.1	132.8	(88.5)	44.3
Total other intangible assets	$164.6	$(96.3)	$68.3	$163.9	$(88.5)	$75.4
(1) Changes in balances result from currency translation and amortization.

15.                               DEBT

Short-Term Borrowings and Five-Year Revolving Credit Facility Agreement

As of June 30, 2015 and December 31, 2014, the Company’s short-term borrowings totaled $1.0 million and $4.1 million, respectively, and consisted of borrowings made by the Company’s subsidiary in Argentina.

Borrowings from the Company’s five-year revolving credit facility agreement (“Credit Facility”) are used for working capital and other general corporate purposes. The Credit Facility is unsecured and repayable on maturity in June 2019, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Credit Facility is $750.0 million, which may be increased from time to time up to $1.0 billion at the Company’s request, subject to obtaining additional commitments and other customary conditions. The Credit Facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.50 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these financial covenants as of June 30, 2015. As of June 30, 2015 and December 31, 2014, the Company had no borrowings under the Credit Facility and the Company had $750.0 million available at June 30, 2015.

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

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	June 30, 2015	December 31, 2014
Principal Value:
4.90% Notes due 2019	$700.0	$700.0
5.90% Notes due 2039	300.0	300.0
4.60% Notes due 2044	500.0	500.0
Sub-total	1,500.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for settled interest rate swaps	7.9	8.8
Unamortized bond discount	(3.9)	(4.0)
Fair-value interest rate swaps	2.2	(0.9)
Long-term debt	$1,506.2	$1,503.9
Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $1,581.6 million (Level 2) as of June 30, 2015.

The components of interest expense-net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Interest expense	$16.5	$17.8	$32.9	$32.6
Interest income	(2.6)	(2.5)	(5.2)	(4.9)
Interest expense-net	$13.9	$15.3	$27.7	$27.7

16.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. These financial instruments are classified as Level 2 in the fair value hierarchy at June 30, 2015 and December 31, 2014, and there were no transfers between levels in the fair value hierarchy during the periods then ended.

The following table summarizes the fair value of the Company's outstanding derivatives:

(In millions)	Hedge Designation	Balance Sheet Location	June 30, 2015	December 31, 2014
Foreign exchange contracts	Cash Flow	Prepaid expenses and other assets	$9.7	$13.0
Interest rate forward swaps	Fair Value	Other assets	2.2	—
Foreign exchange contracts	Cash Flow	Accrued expenses	—	(0.2)
Commodity contracts	Cash Flow	Accrued expenses	(0.6)	(0.8)
Interest rate forward swaps	Fair Value	Other liabilities	—	(0.9)
Net asset/(liability) of derivatives designated as hedging items			$11.3	$11.1

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at June 30, 2015 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company's portfolio, MJN does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges

As of June 30, 2015 and December 31, 2014, all of the Company’s cash flow hedges qualify as hedges of forecasted cash flows and the effective portion of changes in fair value are temporarily reported in accumulated other comprehensive income (loss). During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges is recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three and six months ended June 30, 2015 and 2014, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts

The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated inter-company purchases anticipated in the next 18 months and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying inter-company purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold. Ineffectiveness related to the Company’s foreign exchange hedges on earnings was $0.6 million and $1.4 million for the six months ended June 30, 2015, and 2014, respectively.

As of June 30, 2015, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $183.6 million, with a fair value of $9.7 million in net assets. As of December 31, 2014, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $247.9 million, with a fair value of $12.8 million in net assets. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2015	2014
Balance—January 1	$10.4	$3.2
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	10.2	(6.5)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(9.2)	(3.5)
Change in deferred taxes	1.3	2.8
Balance—June 30	$12.7	$(4.0)

At June 30, 2015, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income was $12.7 million, $12.1 million of which is expected to be reclassified into earnings within the next 12 months.

Interest Rate Forward Swaps
During 2013, the Company entered into interest rate forward starting swaps with a combined notional value of $500.0 million. The forward starting rates of the swaps ranged from 3.79% to 3.94% and had an effective date of October 31, 2014. The forward starting swaps effectively mitigated the interest rate exposure associated with the Company’s offering of the 4.60% Notes due in 2044 (the “2044 Notes”), the proceeds of which were used to redeem all of the Company’s $500.0 million of 3.5% Notes due in 2014 (the “2014 Notes”). These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. During 2014, and around the time of the issuance of the 2044 Notes, the Company paid $45.0 million to settle the outstanding forward swaps. This payment was recognized in accumulated other comprehensive loss and will be amortized over the life of the 2044 Notes. There was $0.5 million of ineffectiveness related to the forward swaps through the date of settlement which was recognized as a loss within other (income)/expenses-net during the six month period ended June 30, 2014. During the three and six months ended June 30, 2015, $0.4 million and $0.7 million of amortization of the settlement amount was recognized as incremental interest expense within interest expense-net.

Commodity Hedges
The Company utilizes commodity hedges to minimize the variability in cash flows due to fluctuations in market prices of the Company’s non-fat dry milk purchases for North America. The maturities of the commodity contracts are scheduled to match the pricing terms of the Company’s existing bulk purchase agreements. When the underlying non-fat dry milk purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold.

As of June 30, 2015, the Company had commodity contracts outstanding which committed the Company to approximately $2.0 million of forecasted non-fat dry milk purchases. The effective portion of the hedges, which was recorded at fair value in a net liability position as a component of accumulated other comprehensive income (loss), was $0.6 million as of June 30, 2015 and $0.8 million as of December 31, 2014. The ineffective portion recognized within other (income)/expenses-net was insignificant for the three and six month periods ended June 30, 2015, and June 30, 2014.

Fair Value Hedges

Interest Rate Swaps

In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s then newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. For the three and six months ended June 30, 2015, the amortization of the settled swaps resulted in a $0.5 million and $0.9 million reduction in interest expense, respectively, compared to a $2.3 million and $4.6 million reduction for the same periods in 2014. Because the Company redeemed the 2014 Notes in the third quarter of 2014 the amortization of the related swaps was completed at that time and there was no amortization related to these swaps in the three and six months ended June 30, 2015.
In May 2014 the Company entered into eight interest rate swaps with multiple counterparties, which have an aggregate notional amount of $700.0 million of outstanding principal. This series of swaps effectively converts the $700.0 million of 4.90% Notes due in 2019 (the “2019 Notes”) from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of June 30, 2015, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $2.5 million and $5.2 million for the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company recorded a $1.0 million gain on impact of the fair value swaps for the 2019 notes.

The following table summarizes the interest rate swaps outstanding as of June 30, 2015, all of which have a hedge inception date of May 2014 and will mature in November 2019:

(Dollars in millions)	Notional Amount of Underlying	Fixed Rate Received	Variable Rate Paid (U.S. 3 Month LIBOR +)	Fair Value Asset
Swaps associated with the 2019 Notes	$700.0	4.9%	3.14%	$2.2

See Note 15. Debt for additional information related to the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds which totaled $443.1 million and $395.4 million as of June 30, 2015 and December 31, 2014, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are generally equivalent to par. See Note 17. Marketable Securities for additional information related to the Company’s marketable securities.

17.                                      MARKETABLE SECURITIES

As of June 30, 2015, the Company held investments in debt securities of $22.5 million classified as trading securities and included in prepaid expenses and other assets in the condensed consolidated balance sheets. These investments are carried at fair value based on quoted market prices and classified as Level 1 in the fair value hierarchy. Cost basis for the Company’s debt securities is determined by the specific identification method. Realized and unrealized gains and losses on trading securities are included in other (income)/expenses - net in the Company’s condensed consolidated statements of earnings.

The Company did not hold any investments classified as trading securities as of December 31, 2014. During the three months and six months ended June 30, 2015, the Company recognized gains on trading securities of $6.4 million resulting from fluctuation in fair value and foreign exchange.

18.                               EQUITY

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2015	207.2	4.9	$362.6
Stock-based compensation	0.5	—	—
Balance as of June 30, 2015	207.7	4.9	$362.6

Balance as of January 1, 2014	206.8	4.8	$351.9
Stock-based compensation	0.7	0.1	7.8
Treasury stock purchases	—	0.4	29.0
Balance as of June 30, 2014	207.5	5.3	$388.7

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

On September 10, 2013, MJN’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock. As of June 30, 2015, the Company had $437.4 million available under this authorization.

Changes in accumulated other comprehensive loss by component were as follows:

(In millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges		Pension and Other Post-employment Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2015	$(180.4)	$(17.8)		$(0.7)	$(198.9)	$1.9		$(21.6)

Deferred Gains/(Losses)	(48.4)	9.3			(39.1)	0.1	(1)	(1.3)	(1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings		(7.8)			(7.8)
Tax Benefit/(Expense)	0.1	1.1			1.2
Acquisition of Noncontrolling Interest	(11.5)				(11.5)	(11.4)		22.9

Balance as of June 30, 2015	$(240.2)	$(15.2)		$(0.7)	$(256.1)	$(9.4)		$—

Balance as of January 1, 2014	$(83.6)	$15.4		$(1.0)	$(69.2)	$1.9		$(14.4)

Deferred Gains/(Losses)	(21.5)	(70.3)	(2)		(91.8)	(0.4)	(1)	(6.0)	(1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings		(3.3)		0.2	(3.1)
Tax Benefit/(Expense)	2.6	26.4			29.0	0.1

Balance as of June 30, 2014	$(102.5)	$(31.8)		$(0.8)	$(135.1)	$1.6		$(20.4)
(1) Represents foreign currency translation adjustments.
(2) See Note 16. Derivatives and Other Financial Instruments for additional information related to interest rate forward swaps.

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Three Months Ended June 30, 2015
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2015	2014	2015	2014	2015	2014
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$6.8	$1.9	$(3.4)	$(0.6)	$3.4	$1.3
Commodity Contracts	(0.6)		0.2		(0.4)
Interest Rate Forward Swap	(0.3)		0.2		(0.1)

Pension and Other Post-employment Benefit Plans:
Prior Service Benefits		(0.1)				(0.1)
Total Reclassifications	$5.9	$1.8	$(3.0)	$(0.6)	$2.9	$1.2

	Six Months Ended June 30, 2015
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2015	2014	2015	2014	2015	2014
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$9.2	$3.3	$(4.0)	$(1.0)	$5.2	$2.3
Commodity Contracts	(0.7)		0.3		(0.4)
Interest Rate Forward Swap	(0.7)		0.3		(0.4)

Pension and Other Post-employment Benefit Plans:
Prior Service Benefits		(0.2)				(0.2)
Total Reclassifications	$7.8	$3.1	$(3.4)	$(1.0)	$4.4	$2.1

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

In February 2015, the Venezuelan government enacted additional changes to its foreign exchange regime. The changes maintain a three-tiered system, including the Official Rate determined by CENCOEX. A new, alternative currency market, the Marginal Foreign Exchange System (“SIMADI”), was created with a floating exchange rate generally based on supply and demand. In connection with the establishment of SIMADI, SICAD I became known as SICAD. As of June 30, 2015, CENCOEX traded 6.3 VEF to 1.0 USD, the SICAD auction market traded 12.8 VEF to 1.0 USD and the SIMADI market traded at 197.3 VEF to 1.0 USD. The Company continues to assess the impact, if any, of these changes as the government of

Venezuela issues regulations to implement them, but does not currently expect these recent changes to impact the rate it uses to remeasure the net monetary assets of its Venezuelan subsidiary.

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

For both the year ended December 31, 2014 and the six months ended June 30, 2015, MJN’s Venezuelan subsidiary had net sales that represented approximately 2%, of total Company net sales. As of June 30, 2015, the Venezuelan subsidiary had approximately $41 million of net monetary assets.

20.                               COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health, and safety matters.

The Company records accruals for contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although the Company cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which the Company is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of June 30, 2015, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cash flows for the periods in which a loss is recognized.

The Company is in discussions with SEC regional office staff on a potential settlement agreement which would result in a resolution of the SEC’s investigation of whether certain promotional expenditures by the Company’s China subsidiary may have been made in violation of applicable U.S. law, including the U.S. Foreign Corrupt Practices Act (the ‘‘FCPA’’). The findings of the Company’s internal investigation of this matter are being discussed with the SEC and the Department of Justice (the ‘‘DOJ’’), both of which are responsible for FCPA enforcement. During the six months ended June 30, 2015, the Company has accrued an approximately $12.0 million charge to other (income)/expenses-net which amount represents the Company’s best estimate of potential disgorgement, penalties and fines to be imposed by the SEC in this matter. The Company will continue to evaluate the accrual pending final resolution of the investigation and related discussions with the SEC and DOJ. There can be no assurance that the ultimate amount paid by the Company to resolve this matter will not exceed the amount accrued to date or that other sanctions may not be imposed.

During March 2015, the Company committed to a long-term lease obligation related to a planned relocation of its corporate offices in 2017. The lease commitment approximates $45 million with payments commencing in 2018.

ITEM 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

MJN is a global leader in pediatric nutrition. The Company’s comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. With over 100 years of innovation experience, MJN has developed or improved many breakthrough or industry-defining products across each of its product categories. MJN’s product portfolio consists of two principal product categories: infant formula and children’s nutrition. These product categories can be separated into the following five general product types: (i) routine infant, (ii) solutions, (iii) specialty, (iv) children’s nutrition and (v) other. MJN’s routine infant formula is intended for healthy consumers while its solutions and specialty products are offered for infants with mild to severe nutritional needs. The Company’s children’s nutrition products are designed to meet the nutritional needs of children at different stages of development. MJN’s other products include vitamins and supplements. MJN markets products under different names in various regions across the world, based on regional marketing strategies and regional brand recognition.

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

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended June 30, 2015 and 2014:

				% of Net Sales
(Dollars in millions, except per share data)	2015	2014	% Change	2015	2014
Net Sales	$1,032.4	$1,111.1	(7)%
Gross Profit	676.0	684.3	(1)%	65.5%	61.6%
Operating Expenses	446.8	439.4	(2)%	43%	40%
Earnings before Interest and Income Taxes	229.2	244.9	(6)%	22%	22%
Interest Expense—net	13.9	15.3	(9)%	1%	1%
Earnings before Income Taxes	215.3	229.6	(6)%	21%	21%
Provision for Income Taxes	52.7	53.5	(2)%	5%	5%
Effective Tax Rate	24.5%	23.3%
Net Earnings	162.6	176.1	(8)%	16%	16%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	(0.3)	4.7	(106)%	—%	1%
Net Earnings Attributable to Shareholders	$162.9	$171.4	(5)%	16%	15%
Weighted-Average Common Shares— Diluted	203.1	202.7
Earnings per Common Share—Diluted	$0.80	$0.84	(5)%

The results for the three months ended June 30, 2015 and 2014 include several items that affect the comparability of MJN’s results. These items include significant expenses/(income) not indicative of on-going results (“Specified Items”) and are listed in the table below.

	Three Months Ended June 30,
(In millions)	2015	2014
Pension and other post-employment mark-to-market adjustment	$(1.5)	$7.1
Legal, settlements and related costs	0.4	4.4
Severance and other expenses	0.2	0.2
Marketable Securities Gain	(6.3)	—
Specified Items	$(7.2)	$11.7
Income tax impact on Specified Items	(0.6)	(3.9)
Specified Items - net	$(7.8)	$7.8

See “Item 1. Financial Statements - Note 17. Marketable Securities” for further additional information regarding the marketable securities gain.

Net Sales
Net sales by reportable segments are shown in the table below:

	Three Months Ended June 30,			% Change Due to
(Dollars in millions)	2015	2014	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$513.2	$575.6	(11)%	(9)%	(1)%	(1)%
Latin America	198.4	224.4	(12)%	(5)%	6%	(13)%
North America/Europe	320.8	311.1	3%	1%	5%	(3)%
Net Sales	$1,032.4	$1,111.1	(7)%	(5)%	2%	(4)%

Supplemental disclosure of net sales by product category appears in the table below:

	Three Months Ended June 30,
(Dollars in millions)	2015	2014	% Change
Infant formula	$606.9	$637.4	(5)%
Children’s nutrition	408.4	450.8	(9)%
Other	17.1	22.9	(25)%
Net Sales	$1,032.4	$1,111.1	(7)%

Asia sales decreased 11% compared to the prior year period. In China, sales declined due to the market’s rapid evolution towards the fast growing e-commerce channel, where the Company has lower representation. Additionally, prices were impacted by competitors' price-based promotional activity and shifting consumer preferences for import-based product continued to impact the quarter. During the second quarter, MJN launched an import-based product into the China market. In Hong Kong, sales were below the prior year due to challenges related to cross-border trade. In Thailand, sales were negatively impacted by competitive promotional activities. In Malaysia, consumption was impacted negatively by the local government’s levy of a new sales related tax.

Latin America sales decreased 12% compared to the prior year period. A 1% increase in constant dollar sales was more than offset by the adverse impact of foreign currency translation. In Mexico, sales volume was impacted by prevalent competitor's price-based promotional activity on the children’s nutrition business and the Mexico government’s new sales tax targeting children’s milk modifiers. For the rest of Latin America, sales increased primarily due to higher prices and volume gains. In Venezuela, MJN reduced shipments to distribution channels due to ongoing economic uncertainties. See “Item 1. Financial Statements - Note 19. Venezuela Currency Matters” for additional information regarding Venezuela.

North America/Europe sales increased 3% compared to the prior year period. The impact of improved pricing, predominately in the United States, was partially offset by the adverse impact of foreign currency translation in other markets.

MJN recognizes revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of gross sales to net sales is as follows:

	Three Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2015	2014	2015	2014
Gross Sales	$1,366.2	$1,425.0	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	192.9	199.1	14%	14%
Sales Discounts	77.5	58.4	6%	4%
Returns	21.2	18.9	1%	1%
Other (including Cash Discounts, Coupons)	42.2	37.5	3%	3%
Total Gross-to-Net Sales Adjustments	333.8	313.9	24%	22%
Total Net Sales	$1,032.4	$1,111.1	76%	78%
The gross-to-net sales adjustments increased as a percentage of gross sales compared with the prior year period, mainly due to sales discounts in China reflecting the market’s price competitiveness.

Gross Profit

	Three Months Ended June 30,
(Dollars in millions)	2015	2014	% Change
Net Sales	$1,032.4	$1,111.1	(7)%
Cost of Products Sold	356.4	426.8	(16)%
Gross Profit	$676.0	$684.3	(1)%
Gross Margin	65.5%	61.6%
The increase in gross margin resulted primarily from lower dairy input costs across all segments.

Operating Expenses

	Three Months Ended June 30,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Selling, General and Administrative	$230.2	$242.3	(5)%	22%	22%
Advertising and Promotion	190.2	174.6	9%	18%	16%
Research and Development	27.7	26.7	4%	3%	2%
Other (Income)/Expenses—net	(1.3)	(4.2)	n/a	—%	—%

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased compared to the prior year period primarily due to current year actuarial gains as compared to prior year actuarial losses related to one of the Company’s defined benefit pension plans and lower legal and related costs.

Advertising and Promotion Expenses

The increase in advertising and promotion expenses reflected demand-creation investments in support of strategic growth initiatives, mainly in China.

Other (Income)/Expenses—net

	Three Months Ended June 30,
(In millions)	2015	2014
Foreign exchange (gains)/losses - net	$4.7	$(4.2)
Severance and other costs	1.1	0.2
Marketable Securities Gain	(6.4)	—
Other - net	(0.7)	(0.2)
Other (income)/expenses - net	$(1.3)	$(4.2)

See “Item 1. Financial Statements - Note 8. Other (Income)/Expenses - net” for additional information related to foreign exchange (gains)/losses - net and “Item 1. Financial Statements - Note 17. Marketable Securities” for additional information regarding marketable securities.

Earnings before Interest and Income Taxes
Earnings before interest and income taxes (“EBIT”) from the Company’s three reportable segments is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated global business support activities, including research and development, marketing, supply chain costs, and general and administrative expenses; net actuarial gains and losses related to defined benefit pension and other post-employment plans; and income or expenses incurred within the Company’s operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

	Three Months Ended June 30,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Asia	$156.4	$195.9	(20)%	30%	34%
Latin America	44.8	53.4	(16)%	23%	24%
North America/Europe	85.3	68.0	25%	27%	22%
Corporate and Other	(57.3)	(72.4)	21%	n/a	n/a
EBIT	$229.2	$244.9	(6)%	22%	22%

EBIT in Asia decreased primarily due to lower sales and increased demand-creation investments which were partially offset by higher gross margin as compared to the prior year period.

EBIT in Latin America decreased primarily due to the adverse impact of foreign currency translation, partially offset by higher gross margin as compared to the prior year period. See “Item 1. Financial Statements - Note 19. Venezuela Currency Matters” for further additional information regarding exchange rate variability in Venezuela.

EBIT in North America/Europe increased primarily due to higher gross margin and sales as compared to the prior year period.

Corporate and Other expenses decreased primarily as a result of current year actuarial gains as compared to prior year actuarial losses related to one of the Company’s defined benefit pension plans and a current year gain on trading securities. See “Item 1. Financial Statements - Note 17. Marketable Securities” for further additional information regarding marketable securities.

Income Taxes
The ETR for the three months ended June 30, 2015 and 2014 was 24.5% and 23.3%, respectively. The ETR increase was primarily due to a change in the geographic earnings mix partially offset by changes in the reserves for uncertain tax positions.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in the Company’s operating entities in China, Argentina and Indonesia, respectively. See “Item 1. Financial Statements - Note 9. Redeemable Noncontrolling Interest” for additional information related to Argentina.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended June 30, 2015 decreased 5% to $162.9 million compared with the three months ended June 30, 2014.

Six Months Results of Operations

Below is a summary of comparative results of operations for the six months ended June 30, 2015 and 2014:

				% of Net Sales
(Dollars in millions, except per share data)	2015	2014	% Change	2015	2014
Net Sales	$2,126.8	$2,224.4	(4)%
Gross Profit	1,376.9	1,391.9	(1)%	64.7%	62.6%
Operating Expenses	862.5	855.8	(1)%	41%	38%
Earnings before Interest and Income Taxes	514.4	536.1	(4)%	24%	24%
Interest Expense—net	27.7	27.7	—%	1%	1%
Earnings before Income Taxes	486.7	508.4	(4)%	23%	23%
Provision for Income Taxes	117.0	124.5	(6)%	6%	6%
Effective Tax Rate	24.0%	24.5%
Net Earnings	369.7	383.9	(4)%	17%	17%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	(0.6)	10.1	(106)%	—%	—%
Net Earnings Attributable to Shareholders	$370.3	$373.8	(1)%	17%	17%
Weighted-Average Common Shares— Diluted	203.1	202.5
Earnings per Common Share—Diluted	$1.82	$1.84	(1)%

The results for the six months ended June 30, 2015 and 2014 include several items that affect the comparability of MJN’s results. These items include significant expenses/(income) not indicative of on-going results (“Specified Items”) and are listed in the table below.

	Six Months Ended June 30,
(In millions)	2015	2014
Pension and other post-employment mark-to-market adjustment	$(1.5)	$7.1
Accrual related to the China investigation	12.0	—
Legal, settlements and related costs	1.1	10.1
Severance and other expenses	2.5	0.3
Marketable Securities Gain	(6.3)	—
Specified Items	$7.8	$17.5
Income tax impact on Specified Items	(0.8)	(6.0)
Specified Items - net	$7.0	$11.5

See “Item 1. Financial Statements - Note 20. Commitments and Contingencies” for further discussion of the accrual related to the China investigation and “Item 1. Financial Statements - Note 17. Marketable Securities” for further additional information regarding the marketable securities gain.

Net Sales
Net sales by reportable segments are shown in the table below:

	Six Months Ended June 30,			% Change Due to
(Dollars in millions)	2015	2014	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$1,094.2	$1,168.3	(6)%	(5)%	—%	(1)%
Latin America	402.8	436.8	(8)%	(1)%	8%	(15)%
North America/Europe	629.8	619.3	2%	1%	4%	(3)%
Net Sales	$2,126.8	$2,224.4	(4)%	(3)%	3%	(4)%

Supplemental disclosure of net sales by product category appears in the table below:

	Six Months Ended June 30,
(Dollars in millions)	2015	2014	% Change
Infant formula	$1,246.1	$1,278.1	(3)%
Children’s nutrition	843.4	902.0	(6)%
Other	37.3	44.3	(16)%
Net Sales	$2,126.8	$2,224.4	(4)%

Asia sales decreased 6% compared to the prior year period. In China, sales declined due to the market’s rapid evolution towards the fast growing e-commerce channel, where the Company has lower representation. Additionally, prices were impacted by competitors’ price-based promotional activity and shifting consumer preferences for import-based product continued to impact the quarter. During the second quarter, MJN launched an import-based product into the China market. In Hong Kong, sales were lower due to challenges related to cross-border trade. In Thailand, sales were negatively impacted by competitive promotional activities.

Latin America sales decreased 8% compared to the prior year period. The adverse impact of foreign currency translation decreased Latin America sales by 15% for the segment. Higher prices in Latin America increased sales 8% for the segment (or 2% for the segment excluding Venezuela and Argentina). In Venezuela, MJN reduced shipments to distribution channels due to ongoing economic uncertainties. See “Item 1. Financial Statements - Note 19. Venezuela Currency Matters” for additional information regarding Venezuela.

North America/Europe sales increased 2% compared to the prior year period. In the United States, the growth in the Company’s children’s nutrition business offset prior year increases derived primarily from the timing of retailer purchases. The impact of improved pricing, predominately in the United States, was partially offset by the adverse impact of foreign currency translation in other markets.

MJN recognizes revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of gross sales to net sales is as follows:

	Six Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2015	2014	2015	2014
Gross Sales	$2,781.0	$2,841.9	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	386.5	386.4	14%	14%
Sales Discounts	141.3	113.5	5%	4%
Returns	42.9	39.4	2%	1%
Other (including Cash Discounts, Coupons)	83.5	78.2	3%	3%
Total Gross-to-Net Sales Adjustments	654.2	617.5	24%	22%
Total Net Sales	$2,126.8	$2,224.4	76%	78%
The gross-to-net sales adjustments increased as a percentage of gross sales compared with the prior year period, mainly due to sales discounts in China reflecting the market’s price competitiveness.

Gross Profit

	Six Months Ended June 30,
(Dollars in millions)	2015	2014	% Change
Net Sales	$2,126.8	$2,224.4	(4)%
Cost of Products Sold	749.9	832.5	(10)%
Gross Profit	$1,376.9	$1,391.9	(1)%
Gross Margin	64.7%	62.6%
The increase in gross margin resulted primarily from lower dairy input costs across all segments.

Operating Expenses

	Six Months Ended June 30,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Selling, General and Administrative	$463.4	$475.2	(2)%	22%	21%
Advertising and Promotion	334.6	330.3	1%	16%	15%
Research and Development	53.6	53.8	—%	3%	2%
Other Expenses—net	10.9	(3.5)	n/a	1%	—%

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased compared to the prior year period as cost increases were more than offset by the impact of foreign currency translation.

Advertising and Promotion Expenses

The increase in advertising and promotion expenses reflected demand-creation investments in support of strategic growth initiatives, mainly in China.

Other (Income)/Expenses—net

	Six Months Ended June 30,
(In millions)	2015	2014
Accrual related to the China investigation	$12.0	$—
Foreign exchange (gains)/losses - net	1.9	2.2
Severance and other costs	3.7	0.2
Gain on sale of investment	—	(4.0)
Marketable Securities Gain	(6.4)	—
Other - net	(0.3)	(1.9)
Other (income)/expenses - net	$10.9	$(3.5)

See Item 1. Financial Statements - Note 20. Commitments and Contingencies” for additional information regarding the accrual related to the China investigation, “Item 1. Financial Statements - Note 8. Other (Income)/Expenses - net” for additional information related to Foreign exchange (gains)/losses - net and “Item 1. Financial Statements - Note 17. Marketable Securities” for additional information regarding marketable securities.

Earnings before Interest and Income Taxes
EBIT from the Company’s three reportable segments is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated global business support activities, including research and development, marketing, supply chain costs, and general and administrative expenses; net actuarial gains and losses related to defined benefit pension and other post-employment plans; and income or expenses incurred within the Company’s operating segments that are not reflective of ongoing operations and affect the comparability of the operating segments’ results.

	Six Months Ended June 30,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Asia	$387.9	$437.2	(11)%	35%	37%
Latin America	102.1	100.0	2%	25%	23%
North America/Europe	163.6	134.1	22%	26%	22%
Corporate and Other	(139.2)	(135.2)	(3)%	n/a	n/a
EBIT	$514.4	$536.1	(4)%	24%	24%

EBIT in Asia decreased primarily due to lower sales and increased demand-creation investments partially offset by higher gross margin compared to the prior year period.

EBIT in Latin America increased compared to the prior year period primarily reflecting negative foreign currency impacts which were more than offset by improved higher gross margin and operating expense management. See “Item 1. Financial Statements - Note 19. Venezuela Currency Matters” for further additional information regarding exchange rate variability in Venezuela.

EBIT in North America/Europe increased primarily due to higher gross margin, lower demand-generation investments and increased sales as compared to the prior year period.

Corporate and Other expenses increased compared to the prior year period primarily as a result of the accrual related to the China investigation, partially offset by current year actuarial gains as compared to prior year actuarial losses related to one of the Company’s defined benefit pension plans. See “Item 1. Financial Statements - Note 20. Commitments and Contingencies” for further discussion regarding the accrual related to the China investigation.

Income Taxes
The ETR for the six months ended June 30, 2015 and 2014 was 24.0% and 24.5%, respectively.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in the Company’s operating entities in China, Argentina and Indonesia, respectively. See “Item 1. Financial Statements - Note 9. Redeemable Noncontrolling Interest” for additional information related to Argentina.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the six months ended June 30, 2015 decreased 1% to $370.3 million compared with the six months ended June 30, 2014.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity are cash on hand, cash from operations and available borrowings under its $750.0 million revolving Credit Facility. Cash flows from operating activities represent the inflow of cash from customers net of the outflow of cash for raw material purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures, for equipment, buildings and computer software, and acquisitions. Cash flows used in financing activities primarily represent proceeds and repayments of long-term and short-term borrowings, dividend payments and share repurchases.

Cash and cash equivalents totaled $1,475.1 million at June 30, 2015, of which $1,259.0 million was held outside of the United States. Cash and cash equivalents totaled $1,297.7 million as of December 31, 2014, of which $1,083.8 million was held outside of the United States.

During the six months ended June 30, 2015 and 2014, approximately $54 million and $33 million of cash, respectively, was repatriated to the United States from multiple jurisdictions whose earnings and profits are not permanently invested abroad.

As a result of the Company’s evaluation of its global cash position, management has asserted that earnings and profits in certain foreign jurisdictions are permanently invested abroad. MJN will continue to evaluate its global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of June 30, 2015, approximately $1,077 million of cash and cash equivalents were held by foreign subsidiaries whose undistributed earnings, either partially or entirely, are considered permanently invested. MJN’s intent is to invest these earnings in its foreign operations and its current plans do not demonstrate a need to repatriate them to fund the Company’s U.S. operations. If MJN decides at a later date to repatriate these earnings to the United States, the Company would be required to provide U.S. taxes on these amounts.

In September 2013, the Company’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock. This authorization is intended to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to stockholders. The authorization does not have an expiration date. As of June 30, 2015, $437.4 million was available under the authorization.

Cash Flows

The Company believes that cash on hand and cash from operations will be sufficient to support its working capital needs, pay its operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$369.7	$383.9
Depreciation and Amortization	48.8	44.2
Other	26.3	26.7
Changes in Assets and Liabilities	14.2	(103.7)
Payments for Settlement of Interest Rate Forward Swaps	—	(45.0)
Pension and Other Post-employment Benefits Contributions	(2.5)	(2.1)
Total Operating Activities	456.5	304.0
Investing Activities	(79.6)	(90.5)
Financing Activities	(181.6)	330.8
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(17.9)	(8.8)
Net Increase in Cash and Cash Equivalents	$177.4	$535.5

For the six months ended June 30, 2015, cash flow from operating activities was $456.5 million and primarily driven by net earnings. For the six months ended June 30, 2014, cash flow from operating activities was $304.0 million driven by net earnings, partially offset by an increase in working capital, defined as accounts receivable plus inventory less accounts payable (excluding capital related items), and $45.0 million of payments related to the settlement of interest rate forward swaps.

Cash flow used in investing activities was $10.9 million million less than the prior year period. The decrease was largely the result of lower capital expenditures in 2015 as compared to 2014.

Cash flow used in financing activities was $181.6 million for the six months ended June 30, 2015, and primarily driven by $159.8 million of dividend payments. For the six months ended June 30, 2014, cash flow provided by financing activities was $330.8 million and included $492.3 million of net proceeds related to the offering of the Company’s 2044 Notes, after deducting underwriters’ discounts and offering expenses paid to date, partially offset by $144.7 million of dividend payments and $26.8 million of treasury stock purchases, partially offset by $20.3 million inflow related to stock-based compensation.

Capital Expenditures

Capital expenditures and the cash outflow for capital expenditures were as follows:

(In millions)	Capital Expenditures	Cash Outflow for Capital Expenditures
Six Months Ended June 30, 2015	$52.1	$80.0

Six Months Ended June 30, 2014	$57.1	$94.8

Contractual Obligations

During March 2015, the Company committed to a 15-year lease obligation related to a planned relocation of its corporate offices in 2017. As of June 30, 2015, MJN’s contractual operating lease obligation is $1.3 million in 2018, $2.7 million in 2019 and $40.5 million, in the aggregate, for the years thereafter.

Short-Term Borrowings and Note Payable

See “Item 1. Financial Statements - Note 15. Debt” for additional information regarding Short-Term Borrowings.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements that the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression. Such statements are likely to relate to, among other things, a discussion of goals, plans and projections regarding financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, capital expenditures, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations that involve inherent risks, uncertainties and assumptions that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: (1) the ability to sustain brand strength, particularly the Enfa family of brands; (2) the effect on the Company’s reputation of real or perceived quality issues; (3) the effect of regulatory restrictions related to the Company’s products; (4) the adverse effect of commodity costs; (5) increased competition from branded, private label, store and economy-branded products; (6) the effect of an economic downturn on consumers’ purchasing behavior and customers’ ability to pay for product; (7) inventory reductions by customers; (8) the adverse effect of changes in foreign currency exchange rates; (9) the effect of changes in economic, political and social conditions in the markets where the Company operates; (10) changing consumer preferences; (11) the possibility of changes in the Women, Infant and Children (“WIC”) program, or participation in WIC; (12) legislative, regulatory or judicial action that may adversely affect the Company’s ability to advertise its products, maintain product margins, or negatively impact the Company’s reputation or result in fines or penalties that decrease earnings; and (13) the ability to develop and market new, innovative products. For additional information regarding these and other factors, see the Company’s filings with the SEC, including the 2014 Form 10-K, which filings are available upon request from the SEC or at www.meadjohnson.com. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update any forward looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Other than as stated below, there have been no material changes in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2014 Form 10-K and under Item 3 to Part I of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.

Venezuela Risk
As of June 30, 2015, CENCOEX traded 6.3 VEF to 1.0 USD, the SICAD auction market traded 12.8 VEF to 1.0 USD and the SIMADI market traded at approximately 197.3 VEF to 1.0 USD. The Company continues to assess the impact, if any, of these changes as the government of Venezuela issues regulations to implement them, but does not currently expect these recent changes to impact the rate it uses to remeasure the net monetary assets of its Venezuelan subsidiary. As of June 30, 2015, the Company’s Venezuelan subsidiary had approximately $41 million of net monetary assets.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in Part I of this report under “Item 1. Financial Statements - Note 20. Commitments and Contingencies” and is incorporated by reference herein.

ITEM 1A.         RISK FACTORS.

There is no material change in the information reported under “Item 1A. Risk Factors” contained in the Company’s 2014 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

On September 11, 2013, the Company announced that its board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock.  This authorization does not have an expiration date.  During the second quarter of 2015, the Company did not repurchase any shares pursuant to this authorization. As of June 30, 2015, the Company had $437.4 million available under this authorization.

ITEM 6.     EXHIBITS.

Exhibit Number	Exhibit Description

10.1
Mead Johnson Nutrition Company Long Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 23, 2015)

10.2	Amendment No. 1 to Letter Agreement, dated May 20, 2015, between the Company and Mr. Peter G. Leemputte

10.3	Form of Nonqualified Stock Option Agreement

10.4	Form of Employee Restricted Stock Unit Agreement

10.5	Form of Non-Employee Director Restricted Stock Unit Agreement

10.6	Form of Performance Share Award Agreement

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY

Date:	July 23, 2015	By:	/s/ Charles M. Urbain
Charles M. Urbain
Senior Vice President and Interim Chief Financial Officer
(Authorized Officer and Principal Financial Officer)