Form 10-Q
period 2015-09-30
Mead Johnson Nutrition Co
filed 2015-10-22
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 19, 2015, there were 197,133,005 shares of the registrant’s common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET SALES	$977.5	$1,090.7	$3,104.3	$3,315.1
Cost of Products Sold	346.8	437.9	1,096.7	1,270.4
GROSS PROFIT	630.7	652.8	2,007.6	2,044.7
Operating Expenses:
Selling, General and Administrative	216.1	240.2	679.5	715.4
Advertising and Promotion	156.1	158.9	490.7	489.2
Research and Development	26.3	28.7	79.9	82.5
Other (Income)/Expenses – net	6.2	(17.6)	17.1	(21.1)
EARNINGS BEFORE INTEREST AND INCOME TAXES	226.0	242.6	740.4	778.7

Interest Expense – net	14.8	18.3	42.5	46.0
EARNINGS BEFORE INCOME TAXES	211.2	224.3	697.9	732.7

Provision for Income Taxes	56.6	36.0	173.6	160.5
NET EARNINGS	154.6	188.3	524.3	572.2
Less Net Earnings/(Loss) Attributable to Noncontrolling Interests	(0.6)	0.7	(1.2)	10.8
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$155.2	$187.6	$525.5	$561.4
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$0.77	$0.93	$2.59	$2.77
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$0.77	$0.92	$2.59	$2.77

Weighted Average Shares - Basic	201.4	202.2	202.2	202.1
Weighted Average Shares – Diluted	201.7	202.7	202.6	202.6
Dividends Declared per Share	$0.4125	$0.3750	$1.2375	$1.1250

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET EARNINGS	$154.6	$188.3	$524.3	$572.2

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	(55.5)	(28.6)	(105.1)	(56.5)
Tax Benefit (Expense)	0.6	(2.4)	0.7	0.3
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	12.7	6.0	22.0	(64.3)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	(5.3)	0.5	(13.1)	(2.8)
Tax Benefit (Expense)	(1.9)	(1.9)	(0.8)	24.5
Pension and Other Post-employment Benefits
Reclassification Adjustment for Losses Included in Net Earnings	—	—	—	0.2
OTHER COMPREHENSIVE LOSS	(49.4)	(26.4)	(96.3)	(98.6)

COMPREHENSIVE INCOME	105.2	161.9	428.0	473.6

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	(0.3)	0.2	9.3	4.0

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$105.5	$161.7	$418.7	$469.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,363.5	$1,297.7
Receivables—net of allowances of $6.5 and $9.6, respectively	368.9	387.8
Inventories	518.6	555.5
Deferred Income Taxes – net of valuation allowance	77.9	86.8
Income Taxes Receivable	37.2	7.7
Prepaid Expenses and Other Assets	69.1	82.6
Total Current Assets	2,435.2	2,418.1
Property, Plant and Equipment – net	933.2	912.7
Goodwill	147.0	162.7
Other Intangible Assets – net	65.0	75.4
Deferred Income Taxes – net of valuation allowance	47.9	65.1
Other Assets	149.6	142.5
TOTAL	$3,777.9	$3,776.5
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$1.5	$4.1
Accounts Payable	450.1	512.3
Dividends Payable	83.0	76.6
Accrued Expenses and Other Liabilities	198.1	203.7
Accrued Rebates and Returns	368.8	329.1
Deferred Income – current	20.9	34.3
Income Taxes – payable and deferred	71.2	46.4
Total Current Liabilities	1,193.6	1,206.5
Long-Term Debt	1,839.3	1,503.9
Deferred Income Taxes – noncurrent	10.3	12.4
Pension and Other Post-employment Liabilities	136.5	211.1
Other Liabilities – noncurrent	206.0	192.8
Total Liabilities	3,385.7	3,126.7
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	—	66.0

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 207.7 and 207.2 issued, respectively	2.1	2.1
Additional Paid-in/(Distributed) Capital	(572.3)	(641.3)
Retained Earnings	2,026.4	1,775.0
Treasury Stock – at cost	(799.6)	(362.6)
Accumulated Other Comprehensive Loss	(305.1)	(198.9)
Total Shareholders’ Equity	351.5	574.3
Noncontrolling Interests	40.7	9.5
Total Equity	392.2	583.8
TOTAL	$3,777.9	$3,776.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity	Redeemable Non- controlling Interest
Balance as of January 1, 2015	$2.1	$(641.3)	$1,775.0	$(362.6)	$(198.9)	$9.5	$583.8	$66.0
Stock-based Compensation Awards		43.5	(11.3)				32.2
Treasury Stock Acquired				(437.0)			(437.0)
Distributions to Noncontrolling Interests						(6.1)	(6.1)	(0.8)
Cash Dividends Declared			(250.0)				(250.0)
Net Earnings			525.5			(1.7)	523.8	0.5
Redeemable Noncontrolling Interest Accretion			(12.8)				(12.8)	12.8
Other Comprehensive Income/(Loss)		0			(95.4)	0.4	(95.0)	(1.3)
Acquisition of Redeemable Noncontrolling Interest		25.5			(10.8)	38.6	53.3	(77.2)
Balance as of September 30, 2015	$2.1	$(572.3)	$2,026.4	$(799.6)	$(305.1)	$40.7	$392.2	$—

Balance as of January 1, 2014	$2.1	$(721.5)	$1,432.3	$(351.9)	$(69.2)	$8.7	$300.5	$49.7
Stock-based Compensation Awards		49.8		(7.9)			41.9
Treasury Stock Acquired				(48.5)			(48.5)
Distributions to Noncontrolling Interests						(4.4)	(4.4)
Cash Dividends Declared			(227.9)				(227.9)
Net Earnings			561.4			10.2	571.6	0.6
Redeemable Noncontrolling Interest Accretion			(17.6)				(17.6)	17.6
Other Comprehensive Loss					(91.8)		(91.8)	(6.8)
Balance as of September 30, 2014	$2.1	$(671.7)	$1,748.2	$(408.3)	$(161.0)	$14.5	$523.8	$61.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$524.3	$572.2
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	73.4	67.8
Other	63.1	30.2
Changes in Assets and Liabilities	34.7	(56.4)
Payments for Settlement of Interest Rate Forward Swaps	—	(45.0)
Pension and Other Post-employment Benefit Contributions	(86.6)	(4.2)
Net Cash Provided by Operating Activities	608.9	564.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(125.2)	(144.0)
Sale of Property, Plant and Equipment	0.4	0.2
Proceeds from/(Investment in) Other Companies	—	4.0
Net Cash Used in Investing Activities	(124.8)	(139.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	1.5	3.2
Repayments of Short-term Borrowings	(4.0)	(3.5)
Repayments of Notes Payable	—	(500.0)
Payments of Dividends	(243.6)	(220.7)
Purchases of Treasury Stock	(437.0)	(49.7)
Long-term Notes, net of original issue discounts and expenses paid	—	492.3
Long-term Revolver Borrowings	322.0	—
Stock-based Compensation related Proceeds and Excess Tax Benefits	24.0	27.3
Stock-based Compensation Tax Withholdings	(11.3)	(7.9)
Purchase of Trading Securities	(16.2)	—
Sale of Trading Securities	21.7	—
Purchase of Redeemable Shares	(24.2)	—
Distributions to Noncontrolling Interests	(6.9)	(4.4)
Net Cash Used in Financing Activities	(374.0)	(263.4)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(44.3)	(17.0)
NET INCREASE IN CASH AND CASH EQUIVALENTS	65.8	144.4
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,297.7	1,050.8
End of Period	$1,363.5	$1,195.2

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

The condensed consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2015 and December 31, 2014, and results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of full-year operating results or future performance.

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

In the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014, financing cash flow amounts reflected as purchases of treasury stock and stock-based-compensation tax withholdings have been separated to conform to the presentation for the nine months ended September 30, 2015. These amounts were previously combined and classified as purchases of treasury stock.

During the three months ended September 30, 2015, the Company changed the method used to estimate the interest cost components of net periodic benefit cost for defined benefit pension and other post-retirement benefit plans. See Note 7 for discussion of the Company’s interest cost calculation.

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
In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” to clarify that given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to the line-of-credit arrangements, such costs may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. The Company does not expect the adoption of this update to have a material effect on the condensed consolidated financial statements.

3.                                      EARNINGS PER SHARE

The numerator for basic and diluted earnings per share is net earnings attributable to shareholders. Net earnings has been reduced by dividends and undistributed earnings attributable to unvested share based incentive plan awards. The denominator for basic earnings per share is the weighted-average shares outstanding during the period. The denominator for diluted earnings per share is the weighted-average shares outstanding adjusted for the effect of dilutive stock options and performance share awards.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Basic earnings per share:
Weighted-average shares outstanding	201.4	202.2	202.2	202.1
Net earnings attributable to shareholders	$155.2	$187.6	$525.5	$561.4
Dividends and undistributed earnings attributable to unvested shares	(0.5)	(0.3)	(1.4)	(1.0)
Net earnings attributable to shareholders used for basic earnings per share calculation	$154.7	$187.3	$524.1	$560.4
Net earnings attributable to shareholders per share	$0.77	$0.93	$2.59	$2.77
Diluted earnings per share:
Weighted-average shares outstanding	201.4	202.2	202.2	202.1
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.3	0.5	0.4	0.5
Weighted-average shares — diluted	201.7	202.7	202.6	202.6
Net earnings attributable to shareholders	$155.2	$187.6	$525.5	$561.4
Dividends and undistributed earnings attributable to unvested shares	(0.5)	(0.3)	(1.4)	(1.0)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$154.7	$187.3	$524.1	$560.4
Net earnings attributable to shareholders per share	$0.77	$0.92	$2.59	$2.77

Potential shares outstanding from all stock-based awards were 2.5 million and 2.8 million as of September 30, 2015 and 2014, respectively. Of these shares, 2.2 million and 2.3 million were not included in the diluted earnings per share calculation for the three months ended September 30, 2015 and 2014, respectively, and 2.1 million and 2.3 million were not included in the diluted earnings per share calculation for the nine months ended September 30, 2015 and 2014, respectively.

4.                                      INCOME TAXES

For the three and nine months ended September 30, 2015, the effective tax rate (“ETR”) was 26.8% and 24.9%, respectively, compared with 16.0% and 21.9%, for the same periods in 2014. The ETR increase was primarily due to a change in the reserve for uncertain tax positions, the majority of which relates to the running of statute of limitations in various jurisdictions during the comparable periods in 2014, and an unfavorable change in geographic earnings mix in 2015.

The Company’s gross reserve for uncertain tax positions including penalties and interest, as of September 30, 2015 and December 31, 2014, was $160.6 million and $146.8 million, respectively. The Company believes that it has adequately provided for all uncertain tax positions. The Company is currently under examination by taxing authorities in various jurisdictions in which it operates, including the United States. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of the reserve for uncertain tax positions.

Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (“BMS”), the Company’s former parent, maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. The Company has a receivable from BMS for uncertain tax positions, including penalties and interest, of $10.6 million and $9.7 million as of September 30, 2015 and December 31, 2014, respectively.

5.                                      SEGMENT INFORMATION

MJN operates in four geographic operating segments: Asia, Europe, Latin America and North America. Based on this operating segmentation, the chief operating decision maker regularly assesses information for decision making purposes, including allocation of resources. Due to similarities between North America and Europe, the Company aggregates these two operating segments into one reportable segment. As a result, the Company has three reportable segments: Asia, Latin America and North America/Europe.

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

The following table summarizes net sales and earnings before interest and income taxes for each of the reportable segments:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Asia	$476.8	$561.5	$154.2	$186.2	$1,571.0	$1,729.8	$542.1	$623.4
Latin America	184.5	222.9	38.9	52.6	587.3	659.7	141.0	152.6
North America/Europe	316.2	306.3	101.3	66.8	946.0	925.6	264.9	200.9
Total reportable segments	977.5	1,090.7	294.4	305.6	3,104.3	3,315.1	948.0	976.9
Corporate and Other	—	—	(68.4)	(63.0)	—	—	(207.6)	(198.2)
Total	$977.5	$1,090.7	$226.0	$242.6	$3,104.3	$3,315.1	$740.4	$778.7

6.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Stock options	$1.8	$1.8	$5.7	$5.3
Performance share awards	(1.1)	2.9	4.4	9.7
Restricted stock units	3.4	2.8	9.5	7.8
Total pre-tax stock-based compensation expense	$4.1	$7.5	$19.6	$22.8
Net tax benefit related to stock-based compensation expense	$(1.3)	$(2.5)	$(6.5)	$(7.8)

During the nine months ended September 30, 2015, the Company granted the following awards:

(Shares in millions)	Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	0.4	$20.24
Performance share awards	0.2	$98.74
Restricted stock units	0.2	$101.18

As of September 30, 2015, the Company had the following award expense yet to be recognized:

(Dollars in millions)	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	$9.6	1.8
Performance share awards	$2.7	0.9
Restricted stock units	$28.8	2.4

7.                                      PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post-employment benefit plans includes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost – benefits earned during the period	$0.6	$0.8	$0.3	$0.2	$2.1	$3.6	$0.9	$0.6
Interest cost on projected benefit obligations	2.6	3.6	0.5	0.4	10.0	11.2	1.5	1.2
Amortization of transition cost	—	—	—	—	—	0.2	—	—
Expected return on plan assets	(3.4)	(3.8)	—	—	(10.3)	(11.6)	—	—
Net periodic benefit cost	$(0.2)	$0.6	$0.8	$0.6	$1.8	$3.4	$2.4	$1.8
Curtailments	—	(5.4)	—	—	—	(5.4)	—	—
Net Actuarial (Gains)/Losses	11.4	9.3	—	—	9.9	16.4	—	—
Total net periodic expense/(benefit)	$11.2	$4.5	$0.8	$0.6	$11.7	$14.4	$2.4	$1.8

The Company remeasures its U.S. pension plan when year-to-date aggregate lump sum settlements exceed anticipated interest costs for the year, and in each subsequent quarter of that fiscal year.  Because aggregate lump sum settlements exceeded anticipated interest costs for 2014 and 2015 during the second quarter of each respective year, the Company remeasured its U.S. pension plan in both the second and third quarter of 2014 and 2015. During the three and nine months ended September 30, 2015, the Company recognized a net actuarial loss of $11.4 million and $9.9 million, respectively.
During the three and nine months ended September 30, 2014, the Company recognized a net actuarial loss of $9.3 million and $16.4 million, respectively.

During the three months ended September 30, 2015, the Company changed the method used to estimate the interest cost components of net periodic benefit cost for defined benefit pension and other post-retirement benefit plans. Historically, the interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs. This change does not affect the measurement of total benefit obligations as the change in interest cost is completely offset in the actuarial loss reported in the period. The Company has accounted for this change as a change in estimate and, accordingly, has accounted for it prospectively starting in the the third quarter of 2015. The reduction in interest cost for the three and nine months ended September 30, 2015 associated with this change in estimate is $1 million.

During the three and nine months ended September 30, 2014, the Company recognized a gain of $5.4 million within Other Expenses/(Income) - net related to the curtailment of a defined benefit pension plan outside the U.S.

For the nine months ended September 30, 2015 and 2014, the Company contributed $86.6 million and $4.2 million, respectively, primarily to U.S. pension plans in 2015 and plans outside the U.S. in 2014.

8.                               OTHER (INCOME)/EXPENSES - NET

The components of other (income)/expenses - net were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Settlement related to the China investigation	$—	$—	$12.0	$—
Foreign exchange (gains)/losses - net	4.9	(8.2)	6.8	(6.0)
Severance and other costs	0.6	—	4.3	—
Gain on sale of investment	—	—	—	(4.0)
Marketable securities (gain)/loss	0.8	—	(5.6)	—
Pension curtailment gain	—	(5.4)	—	(5.4)
Other - net	(0.1)	(4.0)	(0.4)	(5.7)
Other (income)/expenses - net	$6.2	$(17.6)	$17.1	$(21.1)

The settlement related to the China investigation for the nine months ended September 30, 2015 is described further in Note 20. Commitments and Contingencies.

Foreign exchange (gains)/losses - net for the nine months ended September 30, 2014 included a $6.1 million loss related to the Company’s February 2014 adoption of a new exchange rate for purposes of remeasuring the monetary assets and liabilities of its Venezuelan subsidiary. See Note 19. Venezuela Currency Matters for additional information.

Marketable securities (gain)/loss for the three and nine months ended September 30, 2015 included an $0.8 million loss and a $5.6 million gain, respectively, related to marketable securities. See Note 17. Marketable Securities for additional information.

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

On June 30, 2015, the Company acquired an additional 10% of the outstanding capital stock of Nutricion, thereby increasing MJN’s ownership interest to 90%. The agreed upon purchase price paid to the noncontrolling interest owner was $24.4 million as of June 30, 2015 (based upon the agreed local currency price). The purchase price was settled during the second and third quarters of 2015. Following the impact of foreign exchange, the cash outflow associated with the acquisition was $24.2 million.

As a result of the transaction, the noncontrolling interest owner no longer has a Put Right and the Call Right was amended. The amended Call Right gives the noncontrolling interest owner the right to require MJN to sell up to 10% of the outstanding capital stock of Nutricion. The amended Call Right is exercisable from June 30, 2015 to June 30, 2022. Due to the termination of the Put Right, the remaining noncontrolling interest was recharacterized from redeemable noncontrolling interest outside of equity to noncontrolling interests within equity on the balance sheet beginning on June 30, 2015.

10.                                      NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in operating entities in China, Argentina and Indonesia, respectively.  See Note 9. Redeemable Noncontrolling Interest for additional information related to Argentina.

11.                               INVENTORIES

The major categories of inventories were as follows:

(In millions)	September 30, 2015	December 31, 2014
Finished goods	$270.0	$286.9
Work in process	84.9	88.9
Raw and packaging materials	163.7	179.7
Inventories	$518.6	$555.5

12.                               PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment were as follows:

(In millions)	September 30, 2015	December 31, 2014
Land	$12.4	$12.5
Buildings and Improvements	722.5	719.8
Machinery, equipment and fixtures	761.8	736.6
Construction in progress	121.4	93.3
Accumulated depreciation	(684.9)	(649.5)
Property, plant and equipment — net	$933.2	$912.7

13.                               GOODWILL

The Company tests goodwill for impairment in the third quarter of each year and whenever an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company completed its annual impairment test in the third quarter of 2015 and concluded that no impairment existed.
For the nine months ended September 30, 2015 and 2014, the change in the carrying amount of goodwill by reportable segment was as follows:

(In millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2015	$—	$143.7	$19.0	$162.7
Translation adjustments	—	(15.7)	—	(15.7)
Balance as of September 30, 2015	$—	$128.0	$19.0	$147.0

Balance as of January 1, 2014	$—	$177.8	$19.0	$196.8
Translation adjustments	—	(26.3)	—	(26.3)
Balance as of September 30, 2014	$—	$151.5	$19.0	$170.5

As of September 30, 2015, the Company had no accumulated impairment loss.

14.                               OTHER INTANGIBLE ASSETS

The Company tests intangible assets not subject to amortization for impairment in the third quarter of each year and whenever an event occurs or circumstances change that indicate that it is more likely than not that the asset is impaired. The Company completed its annual impairment test in the third quarter of 2015 and concluded that no impairment existed.
The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2015 and December 31, 2014 were as follows:

	As of September 30, 2015			As of December 31, 2014
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trademark(1) .	$23.6	$—	$23.6	$26.0	$—	$26.0
Non-compete agreement(1) .	4.7	—	4.7	5.1	—	5.1
Sub-total	28.3	—	28.3	31.1	—	31.1
Amortizable intangible assets:
Computer software	134.8	(99.5)	35.3	130.3	(87.8)	42.5
Distributor-customer relationship(1) .	2.2	(0.8)	1.4	2.5	(0.7)	1.8
Sub-total	137.0	(100.3)	36.7	132.8	(88.5)	44.3
Total other intangible assets	$165.3	$(100.3)	$65.0	$163.9	$(88.5)	$75.4
(1) Changes in balances result from currency translation and amortization.

15.                               DEBT

Short-Term Borrowings

As of September 30, 2015 and December 31, 2014, the Company had short-term borrowings of $1.5 million and $4.1 million, respectively, which consisted of borrowings made by the Company’s subsidiary in Argentina. For the nine months ended September 30, 2015, these borrowings had a weighted-average interest rate of 27.0%.

See Note 21. Subsequent Events for a description of the Company’s term loan entered into on October 21, 2015.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	September 30, 2015	December 31, 2014
Principal Value:
Revolver Borrowings	$322.0	$—
4.90% Notes due 2019	700.0	700.0
5.90% Notes due 2039	300.0	300.0
4.60% Notes due 2044	500.0	500.0
Sub-total	1,822.0	1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for settled interest rate swaps	7.4	8.8
Unamortized bond discount	(3.8)	(4.0)
Fair-value interest rate swaps	13.7	(0.9)
Long-term debt	$1,839.3	$1,503.9

Revolver Borrowings

As of September 30, 2015, the Company had borrowings of $322.0 million from its five-year revolving credit facility agreement (“Credit Facility”) with a weighted-average interest rate of 1.3%. The proceeds from the Credit Facility were primarily used to repurchase shares of company stock. As of September 30, 2015 and December 31, 2014, the Company had $428.0 million and $750.0 million, respectively, available under this facility.

During the nine months ended September 30, 2014, the Company amended its revolving credit facility agreement to provide for, among other things, an increase in the aggregate amount available for borrowing under the facility, the addition of certain financial institutions as lenders and the extension of the facility’s maturity date. The amended credit facility is unsecured and repayable at maturity in June 2019, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the amended facility is $750.0 million, which may be increased from time to time up to $1.0 billion at the Company’s request, subject to obtaining additional commitments and other customary conditions. The credit facility contains financial covenants, whereby the ratio of consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.50 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these financial covenants as of September 30, 2015.

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

Long-Term Notes

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

During the nine months ended September 30, 2014, the Company entered into a series of fair value interest rate swaps that effectively convert the Company’s 4.90% Notes due 2019 (the “2019 Notes”) from a fixed rate structure to a floating rate structure. As of September 30, 2015, these swaps have resulted in a fair value adjustment of $13.7 million to increase long-term debt, which is offset by a long-term derivative asset. See Note 16 for a discussion of the fair value swaps.

Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $1,890.3 million (Level 2) as of September 30, 2015.

The components of interest expense-net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Interest expense	$16.8	$20.6	$49.7	$53.2
Interest income	(2.0)	(2.3)	(7.2)	(7.2)
Interest expense-net	$14.8	$18.3	$42.5	$46.0

16.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. These financial instruments are classified as Level 2 in the fair value hierarchy at September 30, 2015 and December 31, 2014, and there were no transfers between levels in the fair value hierarchy during the periods then ended.

The following table summarizes the fair value of the Company's outstanding derivatives:

(In millions)	Hedge Designation	Balance Sheet Location	September 30, 2015	December 31, 2014
Foreign exchange contracts	Cash Flow	Prepaid expenses and other assets	$13.3	$13.0
Interest rate forward swaps	Fair Value	Other assets	13.7	—
Commodity contracts	Cash Flow	Prepaid expenses and other assets	0.7	—
Foreign exchange contracts	Cash Flow	Accrued expenses	—	(0.2)
Commodity contracts	Cash Flow	Accrued expenses	(0.3)	(0.8)
Interest rate forward swaps	Fair Value	Other liabilities	—	(0.9)
Net asset/(liability) of derivatives designated as hedging items			$27.4	$11.1

The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at September 30, 2015 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company's portfolio, MJN does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges

As of September 30, 2015 and December 31, 2014, all of the Company’s cash flow hedges qualify as hedges of forecasted cash flows and the effective portion of changes in fair value are temporarily reported in accumulated other comprehensive income (loss). During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges is recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three and nine months ended September 30, 2015 and 2014, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts

The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated inter-company purchases anticipated in the next 18 months and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying inter-company purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold. Ineffectiveness related to the Company’s foreign exchange hedges on earnings was $0.7 million and $0.8 million for the nine months ended September 30, 2015, and 2014, respectively.

As of September 30, 2015, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $189.5 million, with a fair value of $13.3 million in net assets. As of December 31, 2014, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $247.9 million, with a fair value of $12.8 million in net assets. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(In millions)	2015	2014
Balance—January 1	$10.4	$3.2
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	23.0	(0.1)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(15.4)	(3.3)
Change in deferred taxes	(0.2)	0.9
Balance—September 30	$17.8	$0.7

At September 30, 2015, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income was $17.8 million, $17.3 million of which is expected to be reclassified into earnings within the next 12 months.

Interest Rate Forward Swaps
During 2013, the Company entered into interest rate forward starting swaps with a combined notional value of $500.0 million. The forward starting rates of the swaps ranged from 3.79% to 3.94% and had an effective date of October 31, 2014. The forward starting swaps effectively mitigated the interest rate exposure associated with the Company’s offering of the 2044 Notes, the proceeds of which were used to redeem all of the Company’s 2014 Notes. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. During 2014, and around the time of the issuance of the 2044 Notes, the Company paid $45.0 million to settle the outstanding forward swaps. This payment was recognized in accumulated other comprehensive loss and will be amortized over the life of the 2044 Notes. There was $0.5 million of ineffectiveness related to the forward swaps through the date of settlement which was recognized as a loss within other (income)/expenses-net during the nine month period ended September 30, 2014. During the three and nine months ended September 30, 2015, $0.4 million and $1.1 million of amortization of the settlement amount was recognized as incremental interest expense within interest expense-net.

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

As of September 30, 2015, the Company had commodity contracts outstanding which committed the Company to approximately $4.4 million of forecasted non-fat dry milk purchases. The effective portion of the hedges, which was recorded at fair value in a net asset position as a component of accumulated other comprehensive income (loss), was $0.4 million as of September 30, 2015 and $0.8 million as of December 31, 2014. The ineffective portion recognized within other (income)/expenses-net was insignificant for the three and nine month periods ended September 30, 2015, and September 30, 2014.

Fair Value Hedges

Interest Rate Swaps

In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s then newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. For the three and nine months ended September 30, 2015, the amortization of the settled swaps related to the 2019 Notes resulted in a $0.5 million and $1.4 million reduction in interest expense, respectively, compared to a $0.5 million and $1.4 million reduction for the three and nine months ended September 30, 2014, respectively. Because the Company redeemed the 2014 Notes in the third quarter of 2014, the amortization of the related swaps was completed at that time, and there was no amortization related to these swaps in the three and nine months ended September 30, 2015.

In May 2014 the Company entered into eight interest rate swaps with multiple counterparties, which have an aggregate notional amount of $700.0 million of outstanding principal. This series of swaps effectively converts the $700.0 million of 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of September 30, 2015, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $2.4 million and $7.6 million for the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the conversion of fixed to floating rate resulted in a reduction in interest expense of $2.5 million and $3.6 million, respectively.

The following table summarizes the interest rate swaps outstanding as of September 30, 2015, all of which have a hedge inception date of May 2014 and will mature in November 2019:

(Dollars in millions)	Notional Amount of Underlying	Fixed Rate Received	Variable Rate Paid (U.S. 3 Month LIBOR +)	Fair Value Asset
Swaps associated with the 2019 Notes	$700.0	4.9%	3.14%	$13.7

See Note 15. Debt for additional information related to the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds which totaled $165.6 million and $395.4 million as of September 30, 2015 and December 31, 2014, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are generally equivalent to par. See Note 17. Marketable Securities for additional information related to the Company’s marketable securities.

17.                                      MARKETABLE SECURITIES

As of September 30, 2015 and December 31, 2014, the Company held no investments in debt securities. During the three months ended September 30, 2015, the Company sold debt securities prior to maturity for $21.7 million, which had been classified as trading securities and included in prepaid expenses and other assets in the condensed consolidated balance sheets. These investments were carried at fair value based on quoted market prices and classified as Level 1 in the fair value hierarchy. The cost basis for the Company’s debt securities is determined by the specific identification method. Realized and unrealized gains and losses on trading securities are included in other (income)/expenses - net in the Company’s condensed consolidated statements of earnings.

During the three and nine months ended September 30, 2015, the Company recognized a net loss on trading securities of $0.8 million, and a net gain on trading securities of $5.6 million, respectively, resulting from fluctuations in fair value and foreign exchange.

18.                               EQUITY

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2015	207.2	4.9	$362.6
Stock-based compensation	0.5	—	—
Treasury stock purchases	—	5.7	437.0
Balance as of September 30, 2015	207.7	10.6	$799.6

Balance as of January 1, 2014	206.8	4.8	$351.9
Stock-based compensation	0.8	0.1	7.9
Treasury stock purchases	—	0.6	48.5
Balance as of September 30, 2014	207.6	5.5	$408.3

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

On September 10, 2013, MJN’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). During the three months ended September 30, 2015, the Company repurchased $437.0 million of treasury shares and, as of September 30, 2015, had $0.4 million available under the 2013 Authorization. See Note 21. Subsequent Events for a description of the $1.5 billion share repurchase authorization approved by the board of directors on October 20, 2015.

Changes in accumulated other comprehensive loss by component were as follows:

(In millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges		Pension and Other Post-employment Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2015	$(180.4)	$(17.8)		$(0.7)	$(198.9)	$1.9		$(21.6)

Deferred Gains/(Losses)	(103.5)	22.0			(81.5)	(0.3)	(1)	(1.3)	(1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings		(13.1)			(13.1)
Tax Benefit/(Expense)	0.7	(0.8)			(0.1)
Acquisition of Noncontrolling Interest	(11.5)				(11.5)	(11.4)		22.9

Balance as of September 30, 2015	$(294.7)	$(9.7)		$(0.7)	$(305.1)	$(9.8)		$—

Balance as of January 1, 2014	$(83.6)	$15.4		$(1.0)	$(69.2)	$1.9		$(14.4)

Deferred Gains/(Losses)	(49.7)	(64.3)	(2)		(114.0)		(1)	(6.8)	(1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings		(2.8)		0.2	(2.6)
Tax Benefit/(Expense)	0.3	24.5			24.8

Balance as of September 30, 2014	$(133.0)	$(27.2)		$(0.8)	$(161.0)	$1.9		$(21.2)
(1) Represents foreign currency translation adjustments.
(2) See Note 16. Derivatives and Other Financial Instruments for additional information related to interest rate forward swaps.

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Three Months Ended September 30,
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2015	2014	2015	2014	2015	2014
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$6.2	$—	$(0.5)	$0.1	$5.7	$0.1
Commodity Contracts	(0.6)	$—	0.2	$—	(0.4)	$—
Interest Rate Forward Swap	(0.3)	$(0.5)	0.1	—	(0.2)	$(0.5)

Pension and Other Post-employment Benefit Plans:
Prior Service Benefits	—	—	—	—	—	—
Total Reclassifications	$5.3	$(0.5)	$(0.2)	$0.1	$5.1	$(0.4)

	Nine Months Ended September 30,
	Affected Statement of Earnings Lines
(In millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2015	2014	2015	2014	2015	2014
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$15.4	$3.3	$(4.5)	$(0.9)	$10.9	$2.4
Commodity Contracts	(1.3)	$—	0.5	$—	(0.8)	$—
Interest Rate Forward Swap	(1.0)	$(0.5)	0.4	$—	(0.6)	$(0.5)

Pension and Other Post-employment Benefit Plans:
Prior Service Benefits	—	(0.2)	—	—	—	(0.2)
Total Reclassifications	$13.1	$2.6	$(3.6)	$(0.9)	$9.5	$1.7

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

In February 2015, the Venezuelan government enacted additional changes to its foreign exchange regime. The changes maintain a three-tiered system, including the Official Rate determined by CENCOEX. A new, alternative currency market, the Marginal Foreign Exchange System (“SIMADI”), was created with a floating exchange rate generally based on supply and demand. In connection with the establishment of SIMADI, SICAD I became known as SICAD. As of September 30, 2015, CENCOEX traded 6.3 VEF to 1.0 USD, the SICAD auction market traded 13.5 VEF to 1.0 USD and the SIMADI market traded at 199.4 VEF to 1.0 USD. The Company continues to assess the impact, if any, of these changes as the government of Venezuela issues regulations to implement them.

It is possible that the Venezuelan government will further refine or alter mechanisms through which companies are able to access USD, which could change the rate at which MJN can access USD and the rate used by the Company to remeasure the net monetary assets of its Venezuelan subsidiary. This could have an unfavorable impact on MJN’s operating results and future business operations. In addition, the foreign exchange control in Venezuela has limited our ability to repatriate earnings and MJN’s Venezuelan subsidiary’s ability to remit dividends and pay inter-company balances at any official exchange rate or at all.

For both the year ended December 31, 2014 and the nine months ended September 30, 2015, MJN’s Venezuelan subsidiary had net sales that represented approximately 2%, of total Company net sales. As of September 30, 2015, the Venezuelan subsidiary had approximately $42 million of net monetary assets.

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

The Company records accruals for contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although the Company cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which the Company is a party will have a material effect on the Company’s business or financial condition, although an unfavorable outcome in excess of amounts recognized as of September 30, 2015, with respect to one or more of these proceedings could have a material effect on the Company’s results of operations and cash flows for the periods in which a loss is recognized.

As previously disclosed, on July 28, 2015, the Company entered into a settlement agreement with the SEC fully resolving the SEC’s investigation of certain of the Company’s promotional practices in China during the period 2008 - 2013. Under the terms of the settlement agreement, Mead Johnson agreed to disgorgement, as well as the payment of pre-judgment interest and a penalty, resulting in an aggregate payment of $12.0 million. The settlement agreement provides that the Company neither admits nor denies the allegations in the settlement and order. In addition, on July 28, 2015, the Company was informed by the United States Department of Justice (“DOJ”) that the DOJ has closed its inquiry into possible violations of the Foreign Corrupt Practices Act by the Company.

21.                               SUBSEQUENT EVENTS

Share Repurchase Authorization
On October 20, 2015, the Company’s board of directors approved a new share repurchase authorization of $1.5 billion of the Company’s common stock (the “2015 Repurchase Authorization”). The Company expects to finance the share repurchases through the issuance of debt, which may include long-term notes. The adoption of the new program follows the substantial completion of purchases of common stock under the prior repurchase authorization approved in September 2013. Shares will be repurchased from time to time in the open market or in privately negotiated transactions, including without limitation, the anticipated use of a $1.0 billion accelerated share repurchase program (described below).
Accelerated Share Repurchase Agreement
The Company expects to enter into a $1.0 billion accelerated share repurchase agreement (the “ASR Agreement”) in the short-term with an investment bank. The ASR Agreement and related accelerated share repurchase program will be made pursuant to the 2015 Repurchase Authorization described above.
Under the ASR Agreement, approximately 11 million shares will be received by the Company once the ASR Agreement is executed. At final settlement of the ASR Agreement, which is expected to occur during or prior to the second quarter of 2016, the investment bank may be required to deliver additional shares of common stock to the Company or the Company may be required to deliver shares of its common stock to the investment bank, with the number of shares to be delivered based on the volume-weighted average price of Company’s common stock during the term of the accelerated share repurchase program.

Term Loan
The Company has entered into a six-month $1.0 billion term loan agreement dated as of October 21, 2015, with lenders who administer its existing Credit Facility. The proceeds of such borrowings are expected to fund the accelerated share repurchase program, but may also be used for working capital and other general corporate purposes.

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

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended September 30, 2015 and 2014:

				% of Net Sales
(Dollars in millions, except per share data)	2015	2014	% Change	2015	2014
Net Sales	$977.5	$1,090.7	(10)%
Gross Profit	630.7	652.8	(3)%	65%	60%
Operating Expenses	404.7	410.2	(1)%	41%	38%
Earnings before Interest and Income Taxes	226.0	242.6	(7)%	23%	22%
Interest Expense—net	14.8	18.3	(19)%	2%	2%
Earnings before Income Taxes	211.2	224.3	(6)%	22%	21%
Provision for Income Taxes	56.6	36.0	57%	6%	4%
Effective Tax Rate	26.8%	16.0%
Net Earnings	154.6	188.3	(18)%	16%	17%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	(0.6)	0.7	(186)%	n/a	n/a
Net Earnings Attributable to Shareholders	$155.2	$187.6	(17)%	16%	17%
Weighted-Average Common Shares— Diluted	201.7	202.7
Earnings per Common Share—Diluted	$0.77	$0.92	(16)%

The results for the three months ended September 30, 2015 and 2014 include several items that affect the comparability of MJN’s results. These items include significant expenses/(income) not indicative of on-going results (“Specified Items”) and are listed in the table below.

	Three Months Ended September 30,
(In millions)	2015	2014
Pension and other post-employment mark-to-market adjustment	$11.4	$9.3
Legal, settlements and related costs	0.6	(0.5)
Severance and other expenses	0.3	—
Pension curtailment gain	—	(5.4)
Marketable securities loss	0.8	—
Specified Items	$13.1	$3.4
Income tax impact on Specified Items	(6.3)	(3.1)
Specified Items - net	$6.8	$0.3

See “Item 1. Financial Statements - Note 17. Marketable Securities” for further additional information regarding marketable securities.

Net Sales
Net sales by reportable segments are shown in the table below:

	Three Months Ended September 30,			% Change Due to
(Dollars in millions)	2015	2014	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$476.8	$561.5	(15)%	(7)%	(4)%	(4)%
Latin America	184.5	222.9	(17)%	(5)%	4%	(16)%
North America/Europe	316.2	306.3	3%	3%	4%	(4)%
Net Sales	$977.5	$1,090.7	(10)%	(4)%	—%	(6)%

Supplemental disclosure of net sales by product category appears in the table below:

	Three Months Ended September 30,
(Dollars in millions)	2015	2014	% Change
Infant formula	$581.7	$619.2	(6)%
Children’s nutrition	379.0	451.5	(16)%
Other	16.8	20.0	(16)%
Net Sales	$977.5	$1,090.7	(10)%

Asia sales decreased 15% compared to the prior year period. In China, market factors including competitive promotional activity and an ongoing shift in consumer demand for imported product continued to negatively impact our locally manufactured brands. Our recent launch of a fully imported product in China is performing well in the fast growing baby stores and e-commerce channels where the Company has historically been under-indexed. In the rest of Asia, volume declined due to market share losses and category softness. In Malaysia, consumption was negatively impacted by the local government’s levy of a sales related tax.

Latin America sales decreased 17% compared to the prior year period primarily due to the strengthening of the U.S. dollar against the Mexican Peso. Increased prices in Argentina and Colombia partially offset the adverse impact of foreign exchange during the third quarter. We gained market share in certain key markets as we realized the benefits of our investment strategy; however these gains were more than offset by soft economic conditions, and in the case of Mexico, a prevalent competitor’s price based promotional activity within the children’s nutrition segment negatively impacted volumes. Additionally, in Venezuela, we made the decision to slow shipments to distribution channels due to constraints placed by the Venezuelan government on the release of U.S. dollars.

North America/Europe sales increased 3% compared to the prior year period. Adverse foreign exchange was primarily driven by the strengthening of the U.S. dollar against the Canadian dollar. Additionally, prices increased throughout the segment, most significantly in the U.S. and Canada. Volume increases were driven by the U.S. and Canada markets which both benefited from improved market share positions.

As discussed above, we continue to note exposure related to adverse foreign currency exchange rates similar to those highlighted in the Annual Report on Form 10-K for the year ended December 31, 2014. We remain cautious of the impact of such exchange rates on our net sales results because a substantial portion of our sales are outside of the U.S. and the U.S. dollar remains strong in relation to many relevant currencies. We have implemented certain measures to offset some of the impact that lower sales has on our margins including cost reduction programs and productivity improvements. However, if the U.S. dollar continues to strengthen or does so at an accelerated pace, we may experience a greater impact to our business.

MJN recognizes revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of gross sales to net sales is as follows:

	Three Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2015	2014	2015	2014
Gross Sales	$1,320.7	$1,423.8	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	189.4	201.7	14%	14%
Sales Discounts	90.9	70.1	7%	5%
Returns	20.2	23.2	2%	1%
Other (including Cash Discounts, Coupons)	42.7	38.1	3%	3%
Total Gross-to-Net Sales Adjustments	343.2	333.1	26%	23%
Total Net Sales	$977.5	$1,090.7	74%	77%
The gross-to-net sales adjustments increased as a percentage of gross sales compared with the prior year period, mainly due to increased sales discounts in China reflecting the market’s price competitiveness.

Gross Profit

	Three Months Ended September 30,
(Dollars in millions)	2015	2014	% Change
Net Sales	$977.5	$1,090.7	(10)%
Cost of Products Sold	346.8	437.9	(21)%
Gross Profit	$630.7	$652.8	(3)%
Gross Margin	64.5%	59.9%
The increase in gross margin resulted primarily from lower dairy input costs across all segments.

Operating Expenses

	Three Months Ended September 30,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Selling, General and Administrative	$216.1	$240.2	(10)%	22%	22%
Advertising and Promotion	156.1	158.9	(2)%	16%	15%
Research and Development	26.3	28.7	(8)%	3%	3%
Other (Income)/Expenses—net	6.2	(17.6)	(135)%	1%	(2)%

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased primarily due to the translation of foreign currency into the stronger U.S. dollar. In addition, lower provisions for incentive related compensation reduced expenses in the current year.

Advertising and Promotion Expenses

Advertising and promotion expenses decreased slightly from the prior year quarter; however, this decrease was driven by foreign currency translation. We continued to invest in demand-creation initiatives during the quarter, with increases in Mexico on a local currency basis and increases in the U.S. to support commercial activities in those markets.

Other (Income)/Expenses—net

	Three Months Ended September 30,
(In millions)	2015	2014
Foreign exchange (gains)/losses - net	4.9	(8.2)
Severance and other costs	0.6	—
Pension curtailment gain	—	(5.4)
Marketable securities loss	0.8	—
Other - net	(0.1)	(4.0)
Other (income)/expenses - net	$6.2	$(17.6)

See “Item 1. Financial Statements - Note 8. Other (Income)/Expenses - Net” for additional information related to foreign exchange (gains)/losses - net, “Item 1. Financial Statements - Note 7. Pension and Other Post-Employment Benefit Plans” for information regarding pension curtailment gain, and “Item 1. Financial Statements - Note 17. Marketable Securities” for additional information regarding marketable securities.

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

	Three Months Ended September 30,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Asia	$154.2	$186.2	(17)%	32%	33%
Latin America	38.9	52.6	(26)%	21%	24%
North America/Europe	101.3	66.8	52%	32%	22%
Corporate and Other	(68.4)	(63.0)	(9)%	n/a	n/a
EBIT	$226.0	$242.6	(7)%	23%	22%

EBIT in Asia decreased primarily due to lower sales. The decline was partially offset by higher gross margin as a result of lower dairy costs in addition to prior year start-up expenses related to our manufacturing center in Singapore that did not recur in the current quarter.

EBIT in Latin America decreased primarily due to lower sales partially offset by higher gross margin. On a local currency basis, EBIT increased slightly due to lower dairy costs which were partly offset by substantial demand-creating investments behind several new product launches. In addition, the prior year quarter included significant foreign exchange gains which were generated from cash received at the official Venezuelan government rate compared to the SICAD I rate adopted by the Company in February 2014. See “Item 1. Financial Statements - Note 19. Venezuela Currency Matters” for further additional information regarding exchange rate variability in Venezuela.

EBIT in North America/Europe increased significantly due to sales growth, higher gross margin driven by lower dairy input costs, and lower selling, general and administrative expenses as compared to the prior year period. This was partly offset by higher demand-creation investments.

Corporate and Other expenses increased primarily due the nonrecurrence of a prior year pension curtailment gain as well as higher pension actuarial losses in the current year compared to the prior year. Partially offsetting these increases was lower provisions for incentive related compensation in the current year.

Income Taxes
The ETR for the three months ended September 30, 2015 and 2014 was 26.8% and 16.0%, respectively. The ETR increase was primarily due to a change in the reserve for uncertain tax positions, the majority of which relates to the running of the statute of limitations in various jurisdictions during the comparable period in 2014, and an unfavorable change in geographic earnings mix in the current period.

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

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended September 30, 2015 decreased 17% to $155.2 million compared with the three months ended September 30, 2014.

Nine Months Results of Operations

Below is a summary of comparative results of operations for the nine months ended September 30, 2015 and 2014:

				% of Net Sales
(Dollars in millions, except per share data)	2015	2014	% Change	2015	2014
Net Sales	$3,104.3	$3,315.1	(6)%
Gross Profit	2,007.6	2,044.7	(2)%	65%	62%
Operating Expenses	1,267.2	1,266.0	—%	41%	38%
Earnings before Interest and Income Taxes	740.4	778.7	(5)%	24%	23%
Interest Expense—net	42.5	46.0	(8)%	1%	1%
Earnings before Income Taxes	697.9	732.7	(5)%	22%	22%
Provision for Income Taxes	173.6	160.5	8%	6%	5%
Effective Tax Rate	24.9%	21.9%
Net Earnings	524.3	572.2	(8)%	17%	17%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	(1.2)	10.8	(111)%	n/a	n/a
Net Earnings Attributable to Shareholders	$525.5	$561.4	(6)%	17%	17%
Weighted-Average Common Shares— Diluted	202.6	202.6
Earnings per Common Share—Diluted	$2.59	$2.77	(6)%

The results for the nine months ended September 30, 2015 and 2014 include several items that affect the comparability of MJN’s results. These items include significant expenses/(income) not indicative of on-going results (“Specified Items”) and are listed in the table below.

	Nine Months Ended September 30,
(In millions)	2015	2014
Pension and other post-employment mark-to-market adjustment	$9.9	$16.4
Settlement related to the China investigation	12.0	—
Legal, settlements and related costs	1.7	9.6
Severance and other expenses	2.8	0.3
Pension curtailment gain	—	(5.4)
Marketable securities gain - net	(5.6)	—
Specified Items	$20.8	$20.9
Income tax impact on Specified Items	(7.2)	(9.1)
Specified Items - net	$13.6	$11.8

See “Item 1. Financial Statements - Note 20. Commitments and Contingencies” for further discussion of the settlement related to the China investigation and “Item 1. Financial Statements - Note 17. Marketable Securities” for further additional information regarding the marketable securities gain.

Net Sales
Net sales by reportable segments are shown in the table below:

	Nine Months Ended September 30,			% Change Due to
(Dollars in millions)	2015	2014	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$1,571.0	$1,729.8	(9)%	(6)%	(1)%	(2)%
Latin America	587.3	659.7	(11)%	(3)%	7%	(15)%
North America/Europe	946.0	925.6	2%	1%	4%	(3)%
Net Sales	$3,104.3	$3,315.1	(6)%	(3)%	2%	(5)%

Supplemental disclosure of net sales by product category appears in the table below:

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014	% Change
Infant formula	$1,827.8	$1,897.3	(4)%
Children’s nutrition	1,222.5	1,353.5	(10)%
Other	54.0	64.3	(16)%
Net Sales	$3,104.3	$3,315.1	(6)%

Asia sales decreased 9% compared to the prior year period. In China, the rapid evolution towards the fast growing baby store and e-commerce channels, where we have lower representation, contributed to the decline. In addition, elevated levels of price-based promotional activity and an ongoing shift in consumer demand for imported products continued to negatively impact our locally manufactured brands. Earlier this year, MJN launched a fully imported product into the China market which better meets consumer demands and simultaneously broadens our portfolio in the baby store and e-commerce channels. In the rest of Asia, volume declined due to market share losses and category softness. In Malaysia, consumption was also impacted negatively by the local government’s levy of a sales related tax.

Latin America sales decreased 11% compared to the prior year period. The adverse impact of foreign currency translation decreased Latin America sales by 15% which was primarily driven by the strengthening of the U.S. dollar against the Mexican Peso, Venezuelan Bolivar and Brazilian Real. Price increases in Venezuela, Argentina and Colombia partially offset the impact of adverse foreign currency translation. Volume declines were primarily driven by Venezuela and Mexico. We made the decision to slow shipments to distribution channels in Venezuela due to constraints placed by the Venezuelan government on the release of U.S. dollars and, in Mexico, a prevalent competitor's price-based promotional activity within the children’s nutrition segment negatively impacted volumes.

North America/Europe sales increased 2% compared to the prior year period. Adverse foreign exchange impacts were primarily driven by the strengthening of the U.S. dollar against the Canadian dollar. Prices increased throughout the segment, most significantly in the U.S. and Canada. In the U.S., the benefit to pricing in 2015 is related to price increases taken in 2014. Volume increases were driven by the U.S. and Canada which benefited from improved market share positions.

MJN recognizes revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of gross sales to net sales is as follows:

	Nine Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2015	2014	2015	2014
Gross Sales	$4,101.7	$4,265.7	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	575.9	588.1	14%	14%
Sales Discounts	232.2	183.6	6%	4%
Returns	63.1	62.6	1%	1%
Other (including Cash Discounts, Coupons)	126.2	116.3	3%	3%
Total Gross-to-Net Sales Adjustments	997.4	950.6	24%	22%
Total Net Sales	$3,104.3	$3,315.1	76%	78%
The gross-to-net sales adjustments increased as a percentage of gross sales compared with the prior year period, mainly due to sales discounts in China reflecting the market’s price competitiveness.

Gross Profit

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014	% Change
Net Sales	$3,104.3	$3,315.1	(6)%
Cost of Products Sold	1,096.7	1,270.4	(14)%
Gross Profit	$2,007.6	$2,044.7	(2)%
Gross Margin	64.7%	61.7%
The increase in gross margin resulted primarily from lower dairy input costs across all segments.

Operating Expenses

	Nine Months Ended September 30,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Selling, General and Administrative	$679.5	$715.4	(5)%	22%	22%
Advertising and Promotion	490.7	489.2	—%	16%	15%
Research and Development	79.9	82.5	(3)%	3%	2%
Other Expenses—net	17.1	(21.1)	(181)%	1%	(1)%

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased compared to the prior year period as cost increases were more than offset by the impact of foreign currency translation. In addition, lower provisions for incentive related compensation reduced expenses in the current year.

Advertising and Promotion Expenses

Advertising and promotion expenses were flat compared to the prior year period due to foreign currency translation. On a local currency basis, demand-creating investments increased mainly due to investments in China to support our imported premium product offering and in Mexico to support new product launches.

Other (Income)/Expenses—net

	Nine Months Ended September 30,
(In millions)	2015	2014
Settlement related to the China investigation	$12.0	$—
Foreign exchange (gains)/losses - net	6.8	(6.0)
Severance and other costs	4.3	—
Gain on sale of investment	—	(4.0)
Marketable securities gain	(5.6)	—
Pension curtailment gain	—	(5.4)
Other - net	(0.4)	(5.7)
Other (income)/expenses - net	$17.1	$(21.1)

See Item 1. Financial Statements - Note 20. Commitments and Contingencies” for additional information regarding the settlement related to the China investigation, “Item 1. Financial Statements - Note 8. Other (Income)/Expenses - Net” for additional information related to Foreign exchange (gains)/losses - net, “Item 1. Financial Statements - Note 17. Marketable Securities” for additional information regarding marketable securities, and “Item 1. Financial Statements - Note 7. Pension and Other Post-Employment Benefit Plans” for additional information regarding pension curtailment.

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

	Nine Months Ended September 30,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Asia	$542.1	$623.4	(13)%	35%	36%
Latin America	141.0	152.6	(8)%	24%	23%
North America/Europe	264.9	200.9	32%	28%	22%
Corporate and Other	(207.6)	(198.2)	(5)%	n/a	n/a
EBIT	$740.4	$778.7	(5)%	24%	23%

EBIT in Asia decreased primarily due to lower sales and increased demand-creation investments in China to support our imported premium product offering. The decline was partially offset by higher gross margin as a result of lower dairy costs in addition to prior year start-up expenses related to our manufacturing center in Singapore that did not recur in the current period.

EBIT in Latin America decreased due to lower sales partially offset by higher gross margin. On a local currency basis, EBIT increased primarily due to lower dairy costs which were partially offset by higher demand-creating investments. In addition, the prior year included foreign exchange gains generated from cash received at the official Venezuelan government rate compared to the SICAD I rate adopted by the Company in February 2014. See “Item 1. Financial Statements - Note 19. Venezuela Currency Matters” for further additional information regarding exchange rate variability in Venezuela.

EBIT in North America/Europe increased primarily due to higher gross margin, higher sales and more efficient demand-generation investments as compared to the prior year period.

Corporate and Other expenses increased compared to the prior year period primarily as a result of the settlement related to the China investigation, partially offset by lower provisions for incentive related compensation in the current year. See “Item 1. Financial Statements - Note 20. Commitments and Contingencies” for further discussion regarding the settlement related to the China investigation.

Income Taxes
The ETR for the nine months ended September 30, 2015 and 2014 was 24.9% and 21.9%, respectively. The ETR increase was primarily due to an unfavorable change in geographic earnings mix and a change in the reserve for uncertain tax positions, the majority of which relates to the running of the statute of limitations in various jurisdictions during the comparable period in 2014.

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

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the nine months ended September 30, 2015 decreased 6% to $525.5 million compared with the nine months ended September 30, 2014.

Liquidity and Capital Resources

Overview

The Company’s primary sources of liquidity are cash on hand, cash from operations and available borrowings under its revolving credit facility. Cash flows from operating activities represent the inflow of cash from customers net of the outflow of cash for raw material purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures, for equipment, buildings and computer software, and acquisitions. Cash flows used in financing activities primarily represent proceeds and repayments of long-term and short-term borrowings, dividend payments and share repurchases.

Cash and cash equivalents totaled $1,363.5 million at September 30, 2015, of which $1,355.0 million was held outside of the United States. Cash and cash equivalents totaled $1,297.7 million as of December 31, 2014, of which $1,083.8 million was held outside of the United States.

During the nine months ended September 30, 2015 and 2014, approximately $54 million and $33 million of cash, respectively, was repatriated to the United States from multiple jurisdictions whose earnings and profits are not permanently invested abroad.

As a result of the Company’s evaluation of its global cash position, management has asserted that earnings and profits in certain foreign jurisdictions are permanently invested abroad. MJN will continue to evaluate its global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of September 30, 2015, approximately $1,150 million of cash and cash equivalents were held by foreign subsidiaries whose undistributed earnings, either partially or entirely, are considered permanently invested. MJN’s intent is to invest these earnings in its foreign operations and its current plans do not demonstrate a need to repatriate them to fund the Company’s U.S. operations. If MJN decides at a later date to repatriate these earnings to the United States, the Company would be required to provide U.S. taxes on these amounts.

Cash Flows

The Company believes that cash on hand and cash from operations will be sufficient to support its working capital needs, pay its operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$524.3	$572.2
Depreciation and Amortization	73.4	67.8
Other	63.1	30.2
Changes in Assets and Liabilities	34.7	(56.4)
Payments for Settlement of Interest Rate Forward Swaps	—	(45.0)
Pension and Other Post-employment Benefit Contributions	(86.6)	(4.2)
Total Operating Activities	608.9	564.6
Investing Activities	(124.8)	(139.8)
Financing Activities	(374.0)	(263.4)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(44.3)	(17.0)
Net Increase in Cash and Cash Equivalents	$65.8	$144.4

For the nine months ended September 30, 2015, cash flow from operating activities was $608.9 million and primarily driven by net earnings and decreases in working capital which were partially offset by a significant contribution to our U.S. Retirement Plan. For the nine months ended September 30, 2014, cash flow from operating activities was $564.6 million driven by net earnings, partially offset by an increase in working capital, defined as accounts receivable plus inventory less accounts payable (excluding capital related items), and $45.0 million of payments related to the settlement of interest rate forward swaps.

Cash flow used in investing activities was $15.0 million less than the prior year period. The decrease was the result of lower capital expenditures in 2015 as compared to 2014.

Cash flow used in financing activities was $374.0 million for the nine months ended September 30, 2015, primarily driven by $437.0 million used to repurchase the company’s common stock, $243.6 million of dividend payments and $24.2 million used to purchase an additional 10% of shares in our business in Argentina, bringing our ownership to 90%. These outflows were partially offset by $322.0 million of revolving credit facility borrowings. For the nine months ended September 30, 2014, cash flow used by financing activities was $263.4 million and included repayment of $500.0 million for our 2014 notes, $220.7 million of dividend payments and $49.7 million used to repurchase the company’s common stock, partially offset by $492.3 million of net proceeds related to the offering of the Company’s 2044 Notes, after deducting underwriters’ discounts and offering expenses, and $27.3 million of inflow related to stock-based compensation.

Capital Expenditures

Capital expenditures and the cash outflow for capital expenditures were as follows:

(In millions)	Capital Expenditures	Cash Outflow for Capital Expenditures
Nine Months Ended September 30, 2015	$110.8	$125.2

Nine Months Ended September 30, 2014	$97.9	$144.0

Contractual Obligations

During March 2015, the Company committed to a 15-year lease obligation related to a planned relocation of its corporate offices in 2017. As of September 30, 2015, MJN’s contractual operating lease obligation is $1.3 million in 2018, $2.7 million in 2019 and $40.5 million, in the aggregate, for the years thereafter.

Short-Term Borrowings

As of September 30, 2015 and December 31, 2014, the Company had short-term borrowings of $1.5 million and $4.1 million, respectively, made by its subsidiary in Argentina.

The Company has entered into a six-month $1.0 billion term loan agreement dated as of October 21, 2015, with lenders who administer our existing revolving credit facility. The proceeds of such borrowings are expected to fund the accelerated share repurchase program described under “Share Repurchases” below, but may also be used for working capital and other general corporate purposes.

Revolving Credit Facility

During the nine months ended September 30, 2014 we amended our revolving credit facility to provide for, among other things, an increase in the aggregate amount available for borrowing from $500.0 million to $750.0 million (which may be increased from time to time up to $1.0 billion at the request of the Company, subject to obtaining additional commitments and other customary conditions), lower fees, an increase in the number of financial institutions as lenders and the extension of the maturity date from June 2016 to June 2019. For additional information regarding this amended facility, see “Item 1. Financial Statements - Note 15. Debt.” As of September 30, 2015, we had borrowed $322.0 million against our revolving credit facility and had $428.0 million available to us under this facility.

Long-Term Debt

In the nine months ended September 30, 2014, we issued and sold $500.0 million of 2044 Notes.  In the fourth quarter of 2013, prior to the offering of our 2044 Notes, we entered into a series of interest rate forward swaps to lock in an interest rate of approximately 5.3%, reflecting then-prevailing rates, in anticipation of the offering.  The fair value of these interest rate forward swaps was dependent on the movements in thirty-year interest rates. As a result of a rise in interest rates leading up to December 31, 2013, these interest rate forward swaps were in a gain position with a fair value of $19.4 million as of that date. However, as a result of a subsequent decline in thirty-year interest rates, the fair value of these interest rate swaps declined $64.4 million, resulting in a loss position with a fair value of $45.0 million upon our settlement in May 2014. This $45.0 million was a deferred loss and is being amortized into interest expense over the life of the 2044 Notes resulting in an effective interest rate of 4.90% on the 2044 Notes.

During the three months ended September 30, 2014, we redeemed all $500.0 million of the 2014 Notes. The redemption price, which was calculated in accordance with the terms of the 2014 Notes and included principal plus a make-whole premium, was $503.5 million.
In the nine month period ended September 30, 2014, we also entered into a series of interest rate swaps to convert our 2019 Notes from fixed to floating for the remainder of their term in order to diversify our interest rate exposure.  These interest rate swaps have an aggregate notional amount of $700 million of outstanding principal.

For information regarding Short-Term Borrowings, Long-Term Debt and Interest Rate Swaps, see “Item 1. Financial Statements - Note 15. Debt and Note 16. Derivatives and Other Financial Instruments.”

Share Repurchases

In September 2013, the Company’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization was intended to offset the dilutive effect on earnings per share from stock-based compensation and allow for opportunistic stock purchases to return capital to stockholders. The authorization does not have an expiration date. During the third quarter, the Company repurchased 5.6 million shares of stock at an average price of $77.47. As of September 30, 2015, $0.4 million remained available under the authorization.

On October 20, 2015, the Company’s board of directors approved a new share repurchase authorization of $1.5 billion of the Company’s common stock (the “2015 Repurchase Authorization”). The Company expects to finance the share repurchases through the issuance of debt, which may include long-term notes. The adoption of the new program follows the substantial completion of purchases of common stock under the prior repurchase authorization approved in September 2013. Shares will be repurchased from time to time in the open market or in privately negotiated transactions, including without limitation, the anticipated use of a $1.0 billion accelerated share repurchase program, described below.
The Company expects to enter into a $1.0 billion accelerated share repurchase agreement (the “ASR Agreement”) in the short-term with an investment bank. The ASR Agreement and related accelerated share repurchase program will be made pursuant to the 2015 Repurchase Authorization described above.
Under the ASR Agreement, approximately 11 million shares will be received by the Company once the ASR Agreement is executed. At final settlement of the ASR Agreement, which is expected to occur during or prior to the first quarter of 2016, the investment bank may be required to deliver additional shares of common stock to the Company or the Company may be required to deliver shares of its common stock to the investment bank, with the number of shares to be delivered based on the volume-weighted average price of Company’s common stock during the term of the accelerated share repurchase program.

Fuel for Growth Program
The Company is planning a productivity program referred to as “Fuel for Growth” (“FFG”). FFG is targeting reductions in the Company’s non-advertising and promotional expenses of 300 basis points, with emphasis on generating productivity in our external and internal infrastructure costs. The program is expected to generate savings of approximately $120 million over the next three years, with benefits expected to begin in 2016. The company expects to incur charges associated with selected program activities during the fourth quarter of 2015 and the first quarter of 2016. The Company’s preliminary estimate of expected charges to be incurred during the fourth quarter of 2015 is approximately $25 million.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Other than as stated below, there have been no material changes in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2014 Form 10-K and under Item 3 to Part I of each of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015.

Venezuela Currency Risk
As of September 30, 2015, CENCOEX traded 6.3 VEF to 1.0 USD, the SICAD auction market traded 13.5 VEF to 1.0 USD and the SIMADI market traded at approximately 199.4 VEF to 1.0 USD. The Company continues to assess the impact of the Venezuela government’s regulations with respect to its foreign exchange regime. In addition, the foreign exchange control in Venezuela has limited our ability to repatriate earnings and MJN’s Venezuelan subsidiary’s ability to remit dividends and pay inter-company balances at any official exchange rate or at all. As of September 30, 2015, the Company’s Venezuelan subsidiary had approximately $42 million of net monetary assets.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending September 30, 2015:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
July 1, 2015 through July 31, 2015	—	$—	—	$437.4
August 1, 2015 through August 31, 2015	1,963,500	81.06	1,963,500	278.3
September 1, 2015 through September 30, 2015	3,677,198	75.56	3,677,198	0.4
Total	5,640,698	$77.47	5,640,698	$0.4

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

(3)
On September 11, 2013, the Company announced that its board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization does not have an expiration date. On October 22, 2015, the Company announced that its board of directors approved a new share repurchase authorization of an additional $1.5 billion of the Company’s common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date.

ITEM 6.     EXHIBITS.

Exhibit Number	Exhibit Description

10.1
Employment Letter, dated June 30, 2015, between Mead Johnson Nutrition Company and Michel Cup (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2015)

10.2
Employment Letter, dated September 1, 2015, between Mead Johnson Nutrition Company and Charles M. Urbain (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2015)

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

MEAD JOHNSON NUTRITION COMPANY

Date:	October 22, 2015	By:	/s/ Michel Cup
Michel Cup
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)