Form 10-K
period 2015-12-31
Mead Johnson Nutrition Co
filed 2016-02-17
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $18.3 billion.
As of February 12, 2016, there were 186,454,092 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2015 fiscal year.

MEAD JOHNSON NUTRITION COMPANY

PART I
Item 1.    BUSINESS.
In this Annual Report on Form 10-K, we refer to Mead Johnson Nutrition Company and its subsidiaries as “the Company,” “MJN,” “Mead Johnson,” “we” or “us.”
Our Company
Mead Johnson Nutrition Company is a global leader in pediatric nutrition with approximately $4.1 billion in net sales for the year ended December 31, 2015. We are committed to being the world’s leading nutrition company for infants and children and to helping nourish the world’s children for the best start in life. Our Enfa family of brands, including Enfamil infant formula, is the world’s leading brand franchise in pediatric nutrition, based on retail sales, and accounted for approximately 80% of our net sales for the year ended December 31, 2015. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or category-defining products across our product portfolio. Our singular focus on pediatric nutrition and our implementation of a business model that integrates nutritional science with health care and consumer marketing expertise differentiate us from many of our competitors.
We market our portfolio of more than 70 products to mothers, health care professionals and retailers in more than 50 countries in Asia, North America, Latin America and Europe. Our three reportable segments are Asia, North America/Europe and Latin America, which comprised 50%, 31% and 19%, respectively, of our net sales for the year ended December 31, 2015. See “Item 8. Financial Statements – Note 5. Segment Information” for additional financial information by segment and geographical area. For the year ended December 31, 2015, 73% of our net sales were generated outside of the United States.
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
In 1967, we became a wholly-owned subsidiary of Bristol-Myers Squibb Company (“BMS”). In February 2009, we completed our initial public offering of common stock, following which BMS retained a significant ownership interest in the Company.  BMS then completed a split-off of its remaining interest in Mead Johnson in December 2009 making Mead Johnson an independent public company.  The Company is currently headquartered near Chicago, Illinois.
Our Product Portfolio
Our product portfolio, which addresses a wide range of pediatric nutritional needs, consists of two principal product categories: infant formula and children’s nutrition, which represented 59% and 39%, respectively, of our net sales for the year ended December 31, 2015. Our product categories can be separated into the following five general product types: (i) routine infant, (ii) solutions, (iii) specialty, (iv) children’s nutrition and (v) other. Our routine infant formula is intended for healthy consumers while our solutions and specialty products are offered for infants with common feeding problems and special nutritional needs. Our children’s nutrition products are designed to meet the nutritional needs of children at different stages of development. Our other products (representing approximately 2% of net sales) include vitamins and supplements. We market products under different names in various regions across the world based on marketing strategies and brand recognition.
Routine Infant Formula. We design routine infant formula for healthy, full-term infants without special nutritional needs both for the use as the infant’s sole source of nutrition and as a supplement to breastfeeding. We endeavor to develop routine infant formula as close as possible to breast milk. Each product is referred to as a “formula,” as it is formulated for the specific nutritional needs of an infant at a given age. Generally, our routine infant formulas have the following four main components: (1) protein from cow’s milk that is processed to have a profile similar to human milk, (2) a blend of vegetable fats (including docosahexaenoic acid (“DHA”) and arachidonic acid (“ARA “)) to replace bovine milk fat in order to better resemble the composition of human milk, (3) a carbohydrate, generally lactose from cow’s milk and (4) a vitamin and mineral “micronutrient” pre-mix that is blended into the product to meet the specific needs of the infant at a given age. Our key routine infant formula products include Enfamil Premium, Enfapro Premium, Enfalac A+ and Enfamil A+. Our products are available in a powdered mix form globally and in a ready-to-drink liquid form in certain regions. In addition, we have recently introduced non-GMO Enfamil formulas (newborn and infant) in an effort to provide parents with options that meet a variety of preferences.
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

% of Total Net Sales	2015	2014	2013
Routine Infant Formula	37%	38%	41%
Solutions Products*	13%	11%	10%
Specialty Products*	9%	8%	8%
Total Infant	59%	57%	59%

Children’s Nutrition Products	39%	41%	39%
Total Children’s	39%	41%	39%

Other	2%	2%	2%
Total Other	2%	2%	2%

* These products can be consumed by children; however, a majority of such products are consumed by infants.

Sales and Marketing
We conduct regional marketing within a strategic framework focused on both parents and health care professionals in accordance with country-specific regulatory requirements. We maintain both a health care professional sales force and a retail sales organization throughout the world. Our marketing activities vary from region to region depending on our market position, consumer trends and the regulatory environment. Our marketing teams seek to anticipate market and consumer trends, and attempt to capture consumer insights to determine strategy for brand communication, product innovation and demand-creation programs. The marketing teams work with external agencies to create marketing campaigns for consumers, health care professionals and retail sales organizations, where permitted.
Consumers. Parental preference plays an important role in brand selection. We participate in a variety of evidence-based marketing activities that emphasize our superior nutritional science. We have invested significant resources to support the trend in consumer preference for premium products in key markets, and we are developing new technology platforms to better support e-commerce and mobile commerce. In particular, we have invested in targeted digital marketing programs that allow us to attract new or prospective parents’ attention online, engage with potential consumers by connecting them to relevant content reflective of their needs and then provide targeted, specific information and product offers.
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
Retail Sales Organization. Our sales force markets our products to each of the retail channels where our products are purchased by consumers, including mass merchandisers, club stores, baby stores, grocery stores, drug stores and, to a limited extent, convenience stores. The size, role and purpose of our retail sales organization varies significantly from country to country depending on our market position, the consolidation of the retail trade, shopper trends and the regulatory environment. In North America, Latin America and Asia, we focus on all retail channels, while in Europe we focus primarily on specialty products sold through pharmacies.
Global Supply Chain
We manage sourcing, manufacturing and distribution through our global supply chain. We currently operate in-house production facilities at nine different locations around the world and additionally use third-party manufacturers for a portion of our requirements.
Locations. Our manufacturing and finishing facilities are located in the United States, the Netherlands, Mexico, Brazil, Singapore, Thailand, China and the Philippines. See “Item 2. Properties” for a description of our global manufacturing facilities. We also use third-party manufacturers for select production requirements. As the production process advances, regional or sub-regional teams support the global team, overseeing manufacturing activities such as the finishing of our products. Our four regional quality departments located in Singapore, the Netherlands (Nijmegen), the United States (Evansville) and Mexico (Mexico City) perform regional and manufacturing site quality control and assurance.  The Quality Assurance work in the regions is supported by a Global Quality Assurance group which provides additional expertise for specific areas.
Suppliers. We source approximately 75% of our materials from approximately 50 suppliers. Through these suppliers, we obtain key raw materials and primary packaging materials on a global basis. These raw materials are subject to review and approval by our regional teams to ensure compliance with regulatory requirements and quality standards. Certain raw materials, while managed and contracted on a global basis, are subject to regional and local variations in price under the terms of these supply agreements. For example, the cost of dairy, agricultural oils, and packaging materials are affected by global commodity changes. As such, we are often exposed to price volatility related to market conditions outside of our control. Dairy products, consisting primarily of milk powders, non-fat dry milk, lactose and whey protein concentrates, accounted for approximately 43% of our global expenditures for raw materials and approximately 29% of our cost of goods sold for the year ended December 31, 2015.
Quality Standards.  Our products undergo extensive quality and safety checks throughout the manufacturing process, from raw materials to finished product.  As noted above, we have four regional quality departments which perform routine manufacturing site inspections, focused on regulatory requirements, food safety, continuous quality improvement, ingredient supplier quality and third-party compliance.  Our products meet all local and nationally required regulatory, safety and nutrition requirements, meaning Codex standards where applicable, the U.S. Infant Formula Act in the United States and specific national, local and regional requirements elsewhere (See “ – Regulatory” below).   Nevertheless, the Company is constantly driving improvement in quality and, as such, these regulations are seen as the minimum requirements; our internal rigorous standards and quality ambition meet and usually exceed such requirements.

Distribution. We manage our distribution networks locally with regional oversight. We generally enter into distribution agreements with third-party logistics providers and distributors and maintain a small staff at the local or regional level to track performance and implement initiatives.
Customers
Our products are sold principally to distributors and retail customers, both nationally and internationally. Sales to two of our customers, DKSH International Ltd., a distributor serving primarily Asia (including sales to its regional affiliates), and Wal-Mart Stores, Inc. (including sales to Sam’s Club), accounted for approximately 14%, 16% and 16%, and approximately 12%, 11% and 10%, of our gross sales for the years ended December 31, 2015, 2014, and 2013, respectively.

Research and Development
Investing in research and development (“R&D”) capabilities and projects is an important part of our business. Our R&D organization consists of professionals, many of who have extensive industry experience and advanced educational backgrounds. Our global R&D centers are located in the United States, Mexico, Thailand, China, the Netherlands and Singapore. Our four Pediatric Nutrition Institutes (“PNI”) are located in Evansville, Indiana (United States); Mexico City, Mexico; Guangzhou, China; and Singapore.
We organize our R&D on a global basis because our science-based products address nutritional needs that are broadly common around the world. We then rely on our regional R&D teams to incorporate any geographic-specific consumer behaviors and preferences. This is especially relevant when we make adjustments to our children’s product range and/or when we respond to local and regional changes in the regulatory landscape.
We also have external development relationships that complement our internal R&D capabilities. We manage our R&D activities in collaboration with leading scientists and institutes around the world and we have an active portfolio of projects involving commercial technology suppliers. We believe this approach allows us to be at the forefront of scientific and technological developments relevant for pediatric nutrition. R&D expense was $108.4 million, $115.1 million and $100.2 million in the years ended December 31, 2015, 2014, and 2013, respectively.
Intellectual Property
We own a substantial number of patents and patent applications both in the United States and in other countries of interest to Mead Johnson. Our patent rights relate primarily to ingredients (and combinations thereof) that we use in our products. We augment our portfolio as well by licensing technology from suppliers of a variety of ingredients used in our products. We believe that our patent portfolio is designed such that the expiration of any single patent would not be material to our business. We also hold an extensive portfolio of trademarks across our key geographies. Our trademark rights relate primarily to our Enfa family of brands and other important brands. We file and maintain trademarks in those countries in which we have, or desire to have, a business presence. In addition to patents, licenses and trademark protections, we rely on a combination of security measures, confidentiality policies, contractual arrangements and trade secret laws to protect our proprietary formulas and other valuable trade secrets.
Competition
We compete in two primary categories, infant formula and children’s nutrition. The competitive landscape in each category is similar around the world, as the majority of the large global players are active in these categories. Our main global competitors include Abbott Laboratories, Danone and Nestlé. We have local and regional competitors as well. Other companies, including manufacturers of branded products, private label and store brand products, manufacture and sell one or more products that are similar to those marketed by us. We believe sources of our competitive advantage include nutrition science and innovation behind our products, clinical claims for efficacy and product quality, brand image and associated value, broad sales force and distribution capabilities and consumer satisfaction. Significant expenditures for product development, advertising, promotion and marketing, where permitted, are generally required to achieve acceptance of products among consumers and health care professionals and to support the trend in consumer preferences for premium products in key markets.
Regulatory
We are subject to laws and regulations in each country in which we market our products. We have processes, systems and resources in place to manage compliance with current regulatory requirements and to participate proactively in the shaping of future country, regional and global policy, guidance and regulations. In the United States, infant formula manufacturers are governed by the rules and regulations of the U.S. Food and Drug Administration (“U.S. FDA”) and its Center for Food Safety and Applied Nutrition in connection with the Infant Formula Act of 1980. Outside of the United States, country-specific regulations address compositional criteria, quality criteria, labeling, requirements for placing new formulas on the market and other standards with which manufacturers must comply. Many country-specific requirements are comparable to or will refer to regulations, guidelines and policies promulgated by one or more of the following globally-recognized institutions: the U.S. FDA, the European Commission, the World Health Organization (“WHO”) and, in particular, its International Code of Marketing of Breastmilk Substitutes (the “WHO Code”) and the Codex Alimentarius. It is our policy to comply with all applicable laws and regulations in each country in which we do business.
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
Employees
As of December 31, 2015, we employed approximately 7,660 people worldwide.
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
Risks Relating to Our Business
We operate in an intensely competitive business where many factors, including competitive price-based promotional activity, may impact demand for our products.
The infant formula and children’s nutrition business is intensely competitive. Our primary competitors have substantial financial, marketing and other resources. They have diversified portfolio products and may benefit from greater economies of scale due to their size and global footprint. In most product categories, we compete not only with other widely advertised branded products, but also with private label and store brand products that are generally sold at lower prices. We compete based on the following factors: brand recognition and loyalty; product quality; effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences; product innovation; price; distribution and availability of products. In China, continued price-based promotional activity has negatively impacted, and may continue to negatively impact, revenues and demand for our products. Competitive pressures may lead us to reduce product prices. Such pressures may also restrict our ability to increase prices in response to commodity, wage and other cost increases. We may also need to increase spending on marketing, advertising and new product innovation to maintain or increase market share. The success of these initiatives is subject to risk, including uncertainties about trade and consumer acceptance of our efforts, market share loss and inventory levels. If we are unable to compete effectively, our financial condition and operating results may suffer.
Our success depends upon our ability to predict, identify, interpret and react to changes in consumer preferences. In China, an ongoing shift in consumer demand towards fully imported products has negatively impacted, and may continue to negatively impact, demand for our locally manufactured products.
Our success depends on our ability to predict, identify and interpret the tastes, dietary habits and nutritional needs of our broad spectrum of global consumers and to offer products that appeal to those preferences (including preferences for super-high premium products). In China, the ongoing shift in consumer demand for fully imported product may continue to negatively impact our locally manufactured brands. Our recently introduced, fully imported product may or may not perform well enough to offset the impact of this shift in consumer demand. Our success also depends on our ability to define the benefits of our products and to effectively communicate these benefits to our consumers. Moreover, our success depends on our ability to effectively identify and accommodate our consumers’ preferred sales channels. If we do not succeed in offering innovative or premium products that consumers want to buy, if we are unable to effectively communicate our product benefits or if we are unable to sell through customers’ preferred channels, our sales and profitability or market share may deteriorate.
Our China operations subject us to risks that could negatively affect our business.
A significant portion of our revenue and profit is derived from operations in China (for purposes of this risk factor, the term China refers to the Company’s businesses in mainland China and Hong Kong). Consequently, our overall financial results are dependent on this market, and our business is exposed to risks there. Our success may be adversely affected by the need to comply with China’s continuously evolving laws and regulations, including those related to trade restrictions, product quality requirements, product labeling rules and advertising regulations. Risks associated with our China operations also include changes in economic conditions (including potential slowdowns in China’s economy, wage and cost inflation, currency exchange rates, consumer spending and employment levels), changes in tax rates, potential tariffs, duties and other trade barriers, increased competitive promotional activity and an ongoing shift in consumer demand for fully imported product through rapidly evolving sales channels. If we are unable to successfully keep pace with changes in consumer product preferences or are unable to successfully access China’s rapidly evolving sales channels (e.g. baby stores and e-commerce channels), our business and financial results may suffer. Moreover, as we adapt to shifting consumer demand for fully imported products and expand direct shipments of such products into China, resulting sales channel shifts may negatively impact our Hong Kong business. See also “We are subject to extensive governmental regulations, and it can be costly to comply with these regulations. Changes in governmental regulations or other policies could harm our business.” There are also uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights in China. There can be no assurance as to the future effect of any such risks and uncertainties on our results of operations, financial condition or cash flows.
Our global operations are subject to political and economic risks of developing countries, and special risks associated with doing business in developing markets.
We operate our business and market our products internationally in more than 50 countries. We focus on increasing our sales and operations in various regions throughout the world, which are less developed, have less stability in legal systems and financial markets, and are potentially more uncertain business environments than the United States, and therefore present greater political, economic and operational risks. We have in place controls, policies and procedures, which include ongoing training of employees with regard to business ethics and many key legal requirements, such as applicable anti-corruption laws (e.g. the United States Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act (“UKBA”)). However, there can be no assurance that our employees will adhere to our standards of business conduct and ethics or any of our other policies, applicable anti-corruption laws or other legal requirements. If we fail to enforce our policies and procedures, detect violations in a timely manner or maintain adequate record-keeping and internal accounting practices, we may be subject to regulatory sanctions and suffer damage to our reputation. If we believe or have reason to believe that our employees have or may have violated applicable anti-corruption laws or other laws or regulations, we investigate or have outside counsel investigate the relevant facts and circumstances. If violations are suspected or found, we could face civil and criminal penalties, and significant costs for investigations, litigation, fees, settlements and judgments, which in turn could have a material adverse effect on our business.
We may experience liabilities or negative effects on our reputation as a result of real or perceived quality issues, including product recalls, injuries or other claims.
We may be subject to liability if our products or operations violate, or are alleged to violate, applicable laws or regulations or in the event our products cause, or are alleged to cause, injury, illness or death. Powdered milk products are not sterile. A risk of contamination or deterioration exists at each stage of the production cycle, including the purchase and delivery of raw food materials, the processing and packaging of food products and upon handling and use by health care professionals, hospital personnel and consumers. In the event that our products are found, or are alleged, to have suffered contamination or deterioration, whether or not such products were under our control, our brand reputation and business could be materially adversely affected. Furthermore, whether real or perceived, contamination or spoilage, product mislabeling or product tampering could result in product recalls. No such recalls have been material to our global business. However, a future product recall could be material and have a negative impact on our sales and profitability.
Whether real or perceived, reports of inadequate quality control (with respect to either our products or those of other manufacturers in our segment) could adversely impact our business by contributing to a perceived safety risk throughout the industry. The risk of reputational harm is magnified through rapid, electronic dissemination of information through news reports, social media or otherwise. Federal, state and local governments and municipalities could also propose or pass legislation banning the use of our products.
We are subject to extensive governmental regulations, and it can be costly to comply with these regulations. Changes in governmental regulations or other policies could harm our business.
Our activities are subject to extensive regulation with respect to product manufacturing and labeling, the environment, employee health and safety, hygiene, quality control, advertising, marketing, privacy and tax laws. It can be costly to comply with these regulations. A failure to comply with such laws and regulations could subject us to product recalls, lawsuits, administrative penalties and other remedies. In addition, changes in laws or regulations could further restrict our actions and significantly increase our cost of doing business, causing our results of operations to be adversely affected. For example, government regulations impacting how and where we manufacture or source product (e.g. China’s food safety laws and related regulations) may cause unfavorable cost pressure, a significant change in our geographic earnings mix and/or an adverse effect on the related global tax liability. Barriers or sanctions imposed by countries or international organizations limiting international trade may limit our cross-border activities and sales. Governmental pricing actions may limit our ability to increase, or force us to reduce, prices in various jurisdictions throughout the world. Moreover, regulations, public policy or decisions that restrict marketing, promotion, availability and sale of our products, continued access to health care professionals, product content (including the regulations related to genetically modified organisms), as well as the manufacture and labeling of our products, could have a material adverse impact on our business. Certain advocates and governmental and non-governmental organizations have advocated for more stringent restrictions on the marketing of, and even the sale of, some pediatric nutrition products as well as trademark asset prohibitions and bans on claims for products covering children up to three years of age. Such effort could result in increased governmental restrictions on our activities.

Our sales and marketing practices may be challenged by consumers and competitors, which could harm our business.
We participate in a variety of marketing activities, where permitted, including digital, print and television advertising, direct mail, internet and promotional programs. We work with external agencies to create marketing campaigns for consumers, health care professionals and retail sales organizations. Although our marketing is evidence-based and emphasizes our nutritional science, consumers and competitors may challenge, and have challenged, certain of our practices by claiming, among other things, false and misleading advertising. A significant claim or judgment against us could result in monetary damages, limit our ability to maintain current sales and marketing practices and negatively impact our profitability. Even if such claim is unsuccessful or unwarranted, the negative publicity surrounding such assertions could negatively impact our business.
Our significant international operations are subject to extensive risk.
For the year ended December 31, 2015, 73% of our net sales were generated outside of the United States. Our significant international operations are subject to a number of risks related to doing business internationally, any of which could materially harm our business. These risks include:

•	foreign currency exchange rates (see “Our operations and financial results face significant foreign currency exchange exposure.”);

•	multiple regulatory requirements that could restrict our ability to manufacture, market or sell our products;

•
compliance with anti-corruption regulations (see “Our global operations are subject to political and economic risks of developing countries, and special risks associated with doing business in developing markets.”);

•	trade protection measures and exchange controls;

•	price controls;

•	unauthorized sales of our products through parallel markets;

•	restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences;

•	programs intended to discourage the use of our products;

•	differing local product preferences and product requirements;

•	political and economic instability;

•	changes in foreign medical reimbursement policies and programs; and

•	diminished protection of intellectual property.
Our business is subject to the risks inherent in global manufacturing and sourcing activities.
We manufacture and source products and materials on a global scale; therefore, we are subject to risks inherent in these activities such as:

•	raw material, product quality or safety issues, and related shortages or recalls by either us or our third-party suppliers;

•	supply chain disruptions due to weather, natural disaster, fire, terrorism, strikes, various contagious diseases, changes in government regulations or other factors over which we have no control;

•	loss or impairment of key global manufacturing sites or a failure to maintain compliant manufacturing practices at either our sites or third-party manufacturing sites;

•	inability to successfully expand our production and manufacturing capacity due to regulatory or other constraints;

•	limits on manufacturing capabilities due to physical capacity limitations, regulatory requirements, or export / import restrictions associated with the transport of raw goods or material;

•
significant difficulties with the highly exacting and complex processes required to manufacture our products, including equipment malfunction, failure to follow specific protocols and the related need to discard product batches; and

•	strikes, labor disputes, industrial accidents or other occupational health and safety issues.
While we have business continuity plans in place for certain manufacturing sites and the supply of raw materials, significant disruption in global manufacturing and sourcing activities for any of the above reasons could interrupt our business and lead to increased costs, lost sales, reputational damage and expense. If not remedied, these factors could have a material adverse effect on our business. Moreover, such significant disruptions may limit our ability to introduce and distribute products, including our existing pipeline of new or improved products, or otherwise take advantage of opportunities in new and existing markets.

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
Our financial performance measured on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. A substantial portion of our sales are outside of the U.S. and the U.S. dollar remains strong in relation to many relevant currencies. These fluctuations could cause material variations in our results of operations, particularly as the U.S. dollar strengthens or does so at an accelerated pace. While we attempt to mitigate some of this risk with hedging and other activities, our business will nevertheless remain subject to substantial foreign exchange risk from foreign currency impacts on our financial statements. Currency rates in some markets, such as Venezuela and Argentina, could impact our results due to high exchange rate volatility, potentially or actually requiring us to apply inflationary accounting. For example, we apply highly inflationary accounting to our business in Venezuela, the impact of which on our consolidated financial statements is dependent upon movements in the exchange rate, including devaluations, between the Bolivares Fuertes and the U.S. dollar. Operating in high inflationary environments could subject us to additional government actions, devaluations and other business restrictions (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”).
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
In light of our global earnings mix, our current and historical effective tax rate may not be indicative of future rates due to changes in domestic and international tax laws, changes in our global earnings mix, the need to repatriate future earnings to the United States to satisfy U.S. cash needs, and changes to our tax positions by taxing authorities in the various jurisdictions in which we operate.  For example, at the present time, the United States generally taxes a company’s foreign earnings upon the repatriation of such earnings, and these tax rules may change in the foreseeable future.  Moreover, given the organization of our business and the locations of our manufacturing operations, cross border transactions among our affiliates are a significant part of the manner in which we operate.  Although we believe that we transact intercompany business in accordance with arms-length principles, taxing authorities may not view such transactions as satisfying such arms-length principles and our tax positions may not be upheld by taxing authorities upon audit of our results. Additionally, the base erosion and profit shifting (“BEPS”) project currently being undertaken by the Organization for Economic Cooperation and Development (“OECD”) and the European Commission’s investigations into illegal state aid may result in changes to long-standing tax principles which could adversely impact our effective tax rate.
We rely on third parties to provide us with materials and services in connection with the manufacturing and distribution of our products.
Unaffiliated third-party suppliers provide us with materials necessary for commercial production of our products, including certain key raw materials and primary packaging materials (such as cans). We may be unable to manufacture our products in a timely manner, or at all, if any of our third-party suppliers should cease or interrupt production or otherwise fail to supply us or if the supply agreements are suspended, terminated or otherwise expire without renewal, resulting in a material adverse effect on our business. We also use third-party distributors in many countries throughout the world, including in developing countries. We could experience disruptions that lead to a loss of sales or claims against the Company and irreparable damage to our reputation if any of our third-party distributors either fail to deliver on their commitments in a timely manner or at all (whether due to financial instability, non-compliance with applicable regulations, disruptions in local infrastructure or otherwise) or purport to represent the Company in an unauthorized manner. While we utilize a third-party due diligence process, in light of our global distributor network and the related risks of doing business in developing countries, it is possible that our due diligence process may not successfully identify all relevant risks. See also “Our global operations are subject to political and economic risks of developing countries, and special risks associated with doing business in developing markets.” Moreover, if our distribution agreements are suspended, terminated or otherwise expire without renewal, our sales and profitability could be materially adversely affected.
Commodity price increases raise our operating costs and may reduce our profitability.
Our business is particularly vulnerable to commodity price increases in the cost of raw materials used to make our products (e.g. skim milk powder, whole milk powder, lactose and whey protein concentrate), the cost of inputs used to manufacture and ship our products (such as crude oil and energy) and the amount we pay to produce or purchase packaging for our products. Commodity price volatility is caused by conditions such as fluctuating commodities markets, currency fluctuations, availability of supply, weather, consumer demand and changes in governmental agricultural programs. Dairy costs are the largest component of our cost of goods sold. Increases in commodity costs generally impact our gross margins if we are unable to offset such increases by raising prices, changing our product mix or other efforts. Price increases, in turn, could weaken demand for our product. We monitor our exposure to commodity prices as part of our risk management program and attempt to mitigate risk with commodity hedging activities or contractual agreements; however, continued commodity price volatility and ineffective commodity risk management could lead to lower profitability.
Resources devoted to research and development may not yield new products that achieve commercial success.
Our ability to develop new pediatric nutrition products depends on, among other factors, our ability to understand the composition and variation of breast milk and our ability to translate these insights into commercially viable new products. This requires significant investment in research and development and testing of new ingredients, formulas and new production processes. The R&D process is expensive, prolonged and entails considerable uncertainty. Products may appear promising in development but fail to reach market within the expected time frame, or at all. We may face significant challenges with regard to a key product launch. Further, products also may fail to achieve commercial viability. Finally, there is no guarantee that that our development teams will be able to successfully respond to competitive products that could render our products obsolete. Development of a new product, from discovery through testing and registration to initial product launch, typically takes between five and seven years, but may require an even longer timeline. Each of these time periods varies considerably from product to product and country to country. Because of the complexities, uncertainties and cost associated with R&D, products that we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market such products successfully. In addition, new regulations or changes to existing regulations may have a negative effect on innovations in our pipeline, especially late-stage pipeline products.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.
Given the importance of brand recognition to our business, we have invested considerable effort in trademark protection for our brands, including the Enfa family of brands. In addition, we rely on a combination of security measures, confidentiality policies, contractual arrangements and trade secret laws to protect our proprietary formulas and other valuable trade secrets. We also rely on patent, copyright and trademark laws to further protect our intellectual property rights. Uncertainties inherent in enforcing our intellectual property rights make the outcome and associated costs difficult to predict. A failure to obtain or adequately protect intellectual property rights, or any change in law or other change that serves to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business. In addition, some of the countries in which we operate offer less protection for these rights, and may subject these rights to higher risks than is the case in Europe or North America. Despite our efforts to enforce our intellectual property rights on a global basis, counterfeit product or product associated with the illegal use of our intellectual property could cause significant reputational harm.
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
If we are not able to successfully implement our productivity program referred to as “Fuel for Growth,” our consolidated results of operations could be negatively affected.
We have implemented a productivity program referred to as “Fuel for Growth” targeting reductions in the Company’s non-advertising and promotional expenses, with emphasis on generating productivity in our external and internal infrastructure costs. While we expect this program to generate significant savings or operating efficiencies over the next three years, there are no assurances that such measures will prove to be successful or that the results we achieve through Fuel for Growth will be consistent with our expectations. We cannot provide assurance that we will realize cost savings, earnings growth or operating efficiencies in connection with Fuel for Growth. As a result, our results of operations could be negatively impacted. Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect our business.

We derive a significant percentage of our sales from two key customers, the loss of which could negatively impact our business.
Our products are sold principally to distributors and retail customers, both nationally and internationally. Sales to two customers, DKSH International Ltd. (including sales to its regional affiliates) and Wal-Mart Stores, Inc. (including sales to Sam’s Club), accounted for approximately 14% and 12%, respectively, of our gross sales for the year ended December 31, 2015. If either of these customers ceases doing business with us or if we encounter any difficulties in our relationship with either of them, our business could be materially adversely affected.
The consolidation of our retail customers and their reduction of inventory levels may put pressures on our profitability.
Our retail customers, such as mass merchandisers, club stores, baby stores, grocery stores, drug stores and convenience stores, may further consolidate, resulting in fewer customers for our business. Such consolidation produces large retail customers with increased buying power that are more capable of operating with reduced inventories, resisting price increases and demanding price concessions, promotional programs and specifically tailored products. These large customers may also reallocate shelf space to favor their private label or store brand products. Meeting demands from these customers may adversely affect our profitability.
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
Our growth plan relies on favorable demographic trends in various markets, including birth rates, rising incomes in emerging markets, increasing number of working mothers and increasing consumer global awareness of the importance of pediatric nutrition. If any of these demographic trends change in an adverse way (due to macroeconomic factors, epidemics or other factors beyond our control), our business could be materially impacted. In addition, an adverse change in scientific opinion regarding our products, such as the health benefits of DHA, could materially adversely affect our business.
Changes in the Special Supplemental Nutrition Program for Women, Infants and Children (“WIC”), or our participation in it, could materially adversely affect our business.
The WIC program is a U.S. Department of Agriculture (“USDA”) program created to provide nutritious foods, nutrition education and referrals to health care professionals and other social services to those considered to be at nutritional risk, including low-income pregnant, postpartum and breastfeeding women and infants and children up to age five. It is estimated that approximately 47% of all infants born in the United States during the 12-month period ended December 31, 2015 benefited from the WIC program. The USDA program is administered individually by each state. WIC contracts are generally three years in duration with some contracts providing for extensions; specific contract provisions can vary significantly from state to state. Participation in WIC involves a competitive bidding process and is an important part of our U.S. business based on the volume of infant formula sold under the program. As of December 31, 2015, we held the contracts that supply approximately 44% of WIC births in the United States. Our business strategy includes bidding for new WIC contracts and maintaining current WIC relationships. Our failure to win bids for new contracts pursuant to the WIC program or our inability to maintain current WIC relationships could have a material adverse effect on our business. In addition, any changes to how the WIC program is administered and any changes to the eligibility requirements and/or overall participation in the WIC program could also have a material adverse effect on our business.
Labor disputes may cause work stoppages, strikes and disruptions.
Our manufacturing workforces in Zeeland, Michigan (U.S.); Evansville, Indiana (U.S.); Chonburi, Thailand and Singapore are not unionized. The manufacturing workforces in Guangzhou, China are unionized, but operate without a collective bargaining agreement. The manufacturing workforces in Delicias, Mexico, and São Bernardo do Campo, Brazil, are unionized and covered by collective bargaining agreements that are negotiated annually. The manufacturing workforce and non-supervisory sales force in Makati, Philippines are unionized and covered by a three-year collective bargaining agreement that was renewed effective January 2014. In addition, European Works Councils represent the manufacturing workforce in Nijmegen, the Netherlands, and the commercial organizations in France and Spain. Any labor disputes, including work stoppages, strikes and disruptions, could have a material adverse impact on our business.
Failure to comply with our debt covenants could have an adverse effect on our ability to obtain future financing at competitive rates and/or our ability to refinance our existing indebtedness.
There are various financial covenants and other restrictions in our debt instruments. If we fail to comply with any of these requirements, the related indebtedness could become due and payable prior to its stated maturity and our ability to obtain additional or alternative financing may be adversely affected. Further, we could incur an adverse impact on our effective tax rate if we need to repatriate earnings to the United States in order to repay such debt.
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
Item 1B.    UNRESOLVED STAFF COMMENTS.
None.

Item 2.    PROPERTIES.
Our corporate headquarters are located in Glenview, Illinois, where we lease office space. We have committed to a long-term lease obligation related to a planned relocation of our corporate headquarters to Chicago, Illinois in 2017.
We maintain our global supply chain and R&D headquarters in Evansville, Indiana, where we own office, operations and laboratory buildings comprising approximately 1,239,000 square feet. We also own or lease the manufacturing facilities identified in the table below. For additional information related to our manufacturing facilities around the world, see “Item 1. Business – Global Supply Chain.” We lease the vast majority of our office facilities worldwide.
The following table illustrates our global manufacturing locations, the approximate square footage of the facilities, the reportable segment served by such locations and whether the facility is owned or leased:

Location	Square Feet	Segment(s) Served	Owned / Leased
Zeeland, Michigan, United States(1)	698,773	All segments	Owned
Evansville, Indiana, United States(1)(2)	458,595	All segments	Owned
Nijmegen, The Netherlands(1)	291,745	All segments	Owned
Delicias, Mexico(1)	134,549	North America / Europe Latin America	Owned
São Bernardo do Campo, Brazil(1)	64,583	Latin America	Leased
Singapore(1)	466,077	Asia	Owned(3)
Chonburi, Thailand(1)	158,456	Asia	Owned
Guangzhou, China(1)	149,944	Asia	Owned(3)
Makati, Philippines(1)	85,487	Asia	Owned(3)
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
From time to time, we may be responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating substances at our current or former sites, and/or at waste disposal or reprocessing facilities operated by third parties. Liability under CERCLA and analogous state or foreign laws may be imposed without regard to knowledge, fault or ownership at the time of the disposal or release. Most of our facilities have a history of production operations in the food and drug industry, and some substances used in such production require proper controls in their storage and disposal. As of December 31, 2015, we were still named as a “potentially responsible party,” or were involved in investigation and remediation, at one third-party disposal site. With regard to such matter, the substantive issues have been resolved, and management believes that any actual or expected additional remediation cost related to such matter, individually or in the aggregate, would be immaterial.
We record accruals for contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although we cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material impact on our business or financial condition, results of operations or cash flows.

Item 4.    MINE SAFETY DISCLOSURES.
Not applicable.

Executive Officers of the Registrant
Set forth below are the names each of the Company's executive officers and their ages and positions as of February 17, 2016. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Position(s)
Peter Kasper Jakobsen	President and Chief Executive Officer; Director
Michel Cup	Executive Vice President and Chief Financial Officer
Charles M. Urbain	Executive Vice President and Chief Operating Officer
Patrick M. Sheller	Senior Vice President, General Counsel and Secretary
James Jeffrey Jobe	Senior Vice President, Technical Operations
Dirk Hondmann, Ph.D.	Chief Scientific Officer
Graciela Monteagudo	Senior Vice President and President for the Americas and Global Marketing
Christopher R. Stratton	Senior Vice President and President, Asia
Ian E. Ormesher	Senior Vice President, Global Human Resources
James E. Shiah	Senior Vice President and Corporate Controller

Peter Kasper Jakobsen	Age 53
Mr. Jakobsen has been our President and Chief Executive Officer since April 2013, prior to which he served as the Company’s executive vice president and chief operating officer since January 2012. Mr. Jakobsen previously had been our president, Americas from January 2009 through December 2011 and has been employed continuously by Mead Johnson since March 1998 in various capacities. From October 2006 to January 2009, he served as senior vice president, Asia Pacific. From February 2004 to October 2006, Mr. Jakobsen served as vice president, South Asia, and from June 2001 to June 2004, he served as general manager, Philippines.

Michel Cup	Age 46
Mr. Cup has been our Executive Vice President and Chief Financial Officer since September 2015. Before joining the Company, through January 2015, Mr. Cup was the Chief Financial Officer (CFO) of D.E Master Blenders 1753, an international coffee and tea business headquartered in the Netherlands. Prior to joining D.E. Master Blenders 1753, Mr. Cup served as Chief Financial Officer of Provimi from 2010-2011 and as Finance Director of Akzonobel’s Decorative Paints business in Europe from 2009-2010. Mr. Cup has also held senior finance roles in Numico’s Baby and Medical Nutrition business from 1999-2008, including CFO Baby Nutrition Asia Pacific. Mr. Cup began his career with Deloitte where he held various audit and accounting roles from 1993-1999.

Charles M. Urbain	Age 61
Mr. Urbain has been the Company’s Executive Vice President and Chief Operating Officer since September 2015. He previously served as the Interim Chief Financial Officer from March 2015 through August 2015, as well as the serving as the Interim Controller and Treasurer from May 2015 through August 2015. Before holding these positions, Mr. Urbain had served as our Senior Vice President, Stakeholder Relations and Chief Development Officer since January 2012, which role included leadership of the Company's global human resources function. Mr. Urbain previously had been our President, Asia and Europe from January 2009 through December 2011 and has been employed continuously by Mead Johnson or BMS since February 1987 in various capacities. From June 2008 to January 2009, he served as Senior Vice President, North America, Latin America and Europe. From June 2007 to June 2008, Mr. Urbain served as Senior Vice President, North America and Europe. From January 2004 to June 2007, Mr. Urbain served as Senior Vice President, International, and from January 2001 to January 2004, he served as Senior Vice President, Latin America, Canada and Europe. From January 1999 to December 2000, Mr. Urbain served as Chief Financial Officer of the Mead Johnson division of BMS.

Patrick M. Sheller	Age 54
Mr. Sheller has been our Senior Vice President, General Counsel and Secretary since January 2015. Prior to joining the Company, Mr. Sheller served as Senior Vice President, General Counsel, Secretary and Chief Administrative Officer of Eastman Kodak Company (‘‘Kodak’’). He served as Kodak’s General Counsel since 2011, as its Chief Administrative Officer since 2012 and as Secretary to Kodak’s Board of Directors since 2009. In 2011, Mr. Sheller was named Kodak’s Deputy General Counsel, and from 2005 to 2011, he served as their Chief Compliance Officer. Prior to that time, Mr. Sheller held various senior counsel roles with Kodak, including Chief Antitrust Counsel and division counsel to the Health Group and international commercial counsel to the Europe, Africa & Middle East Region. He also held operational roles in Kodak’s Health Group as Director of Strategic Planning and Business Development of the Health Care Information Systems business and Director of Operations for the Health Informatics business.

James Jeffrey Jobe	Age 56
Mr. Jobe has been our Senior Vice President, Technical Operations since October 2014, prior to which time he served as our Senior Vice President, Global Supply Chain since November 2005. Mr. Jobe has been continuously employed by Mead Johnson since 1988. From May 2003 to November 2005, Mr. Jobe served as Senior Director, North America Supply Chain. From March 2000 to May 2003, Mr. Jobe served as Senior Director, International Supply Chain.

Dirk Hondmann, Ph.D.	Age 52
Dr. Hondmann has been our Chief Scientific Officer since October 2014, prior to which time he served as our Senior Vice President, Global Research and Development since joining Mead Johnson in October 2005. From October 2002 to October 2005, Mr. Hondmann served as vice president, research and development of Slimfast, an affiliate of the Unilever Group, an international manufacturer of food, home care, and personal care products.

Graciela Monteagudo	Age 49
Ms. Monteagudo has been our Senior Vice President and President for the Americas and Global Marketing since June 2015. Before assuming this role, Ms. Monteagudo served as the Company’s Senior Vice President and General Manager, North America and Global Marketing from May 2012 to June 2015. Ms. Monteagudo originally joined the Company in 2001, and between 2001 and 2008 served as Vice President, Latin America, and General Manager, Mexico. Outside of Mead Johnson, Ms. Monteagudo served as the Senior Vice President and Business Unit Head for Superama/Sam’s Club at Walmart Mexico from June 2008 to April 2012, after which she rejoined the Company.

Christopher R. Stratton	Age 62
Mr. Stratton has been our Senior Vice President and President, Asia since October 2013. Prior to this time, he served as our Senior Vice President and General Manager, Latin America since May 2010 when he joined the Company. Before joining the Company, Mr. Stratton spent 13 years with EAC/Dumex and Numico managing infant and children nutrition businesses.

Ian E. Ormesher	Age 53
Mr. Ormesher has been our Senior Vice President, Global Human Resources since September 2014. Before joining the Company, Mr. Ormesher served as the Vice President, Human Resources - Western Europe at Carlsberg Breweries A/S from October 2012 to September 2014. From January 2011 to September 2012, he was the Vice President, Human Resources - Asia at Carlsberg Breweries. Prior to that time, Mr. Ormesher spent 12 years with SABMiller, where he served in a variety of HR and organizational development roles of increasing responsibility, including as HR Director of its business in China, and ultimately as its Group Marketing Capability Director from October 2008 to January 2011.

James E. Shiah	Age 56
Mr. Shiah has been our Senior Vice President and Corporate Controller since December 2015, prior to which he served as the Company’s Senior Vice President, Finance since June 2015. Before holding this position, Mr. Shiah served as the Senior Vice President, Chief Accounting and Compliance Officer of Coty Inc. from 2011 to 2014. In this position, Mr. Shiah was the Coty’s principal accounting officer responsible for overseeing various activities including financial reporting, systems of internal control and other compliance programs. Mr. Shiah was Coty’s Senior Vice President Finance and Global Controller from 2006 to 2011 and its Vice President and Corporate Controller from 2001 to 2006. Mr. Shiah began his career at Deloitte & Touche and is a Certified Public Accountant.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Prices and Dividend Information
Mead Johnson Nutrition Company common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “MJN.” The following table describes the per share range of high and low sales prices, as reported by the NYSE, for shares of our common stock and dividends declared per share of our common stock for the quarterly periods indicated.

	Market Price for MJN Common Stock		Dividends Declared Per Share
	High	Low
2014
First Quarter	$85.00	$73.23	$0.375
Second Quarter	$93.43	$81.23	$0.375
Third Quarter	$98.50	$91.15	$0.375
Fourth Quarter	$104.89	$89.34	$0.375
2015
First Quarter	$105.45	$97.09	$0.4125
Second Quarter	$104.34	$89.26	$0.4125
Third Quarter	$91.89	$69.20	$0.4125
Fourth Quarter	$84.49	$69.31	$0.4125
Holders of Common Stock
The number of record holders of our common stock at December 31, 2015 was 1,155. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares held in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases during the three-month period ended December 31, 2015:

(Dollars in millions, except per share data) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (3)
October 1, 2015 through October 31, 2015	10,725,552	$79.25	10,725,552	$500.4
November 1, 2015 through November 30, 2015	—	—	—	500.4
December 1, 2015 through December 31, 2015	—	—	—	500.4
	10,725,552	$79.25	10,725,552	$500.4

(1)
On October 22, 2015, the Company announced that, on October 20, 2015, its board of directors approved a new share repurchase authorization of an additional $1,500.0 million of the Company’s common stock (the “2015 Authorization”). Pursuant to the 2015 Authorization, on October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1,000.0 million (the “Repurchase Price”) of our common stock. Under the terms of the ASR Agreement, 10,725,552 shares of our common stock were received by the Company on October 27, 2015 (which shares are equivalent to approximately 85% of the number of shares of our common stock that could be purchased with an amount of cash equal to the Repurchase Price based on the closing price of our common stock on October 22, 2015). At final settlement, which is expected to occur between March and June 2016, Goldman may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of our common stock or may elect to make a cash payment to Goldman, based generally on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, subject, in part, to certain maximum and minimum prices.

The total number of shares purchased does not include shares surrendered to the Company to pay the exercise price in connection with the exercise of employee stock options or shares surrendered to the Company to satisfy tax withholding obligations in connection with the exercise of employee stock options or the vesting of restricted stock units and performance share awards.

(2)	The average per share price paid for these shares was determined pursuant to the ASR Agreement.

(3)
On September 11, 2013, the Company announced that its board of directors approved a share repurchase authorization of up to $500.0 million of Company common stock (the “2013 Authorization”). The 2013 Authorization does not have an expiration date. As of December 31, 2015, the Company had $0.4 million remaining available under the 2013 Authorization.

The 2015 Authorization described in Footnote 1, above, does not have an expiration date. On October 22, 2015, the Company entered into the ASR Agreement pursuant to the 2015 Authorization. As of December 31, 2015, the Company had $500 million remaining available under the 2015 Authorization.
Performance Graph
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on an investment in our common stock with the cumulative total return on an investment in each of the Standard & Poor’s 500 (S&P 500) Stock Index and the S&P 500 Packaged Foods Index. The graph assumes that the value of the investment in our common stock and in each index was $100 and that all dividends were reinvested.
Comparison of 5-Years Cumulative Total Return
Among Mead Johnson Nutrition Company, the S&P 500 Index
and the S&P 500 Packaged Foods Index
Assumes Initial Investment of $100

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Mead Johnson Nutrition Company	100.00	112.16	109.23	141.32	172.42	138.03
S&P 500 Stock Index	100.00	102.11	118.45	156.82	178.28	180.75
S&P 500 Packaged Foods Index	100.00	117.19	129.37	169.26	188.75	221.57

Item 6.    SELECTED FINANCIAL DATA.

	For the Years Ended December 31,
(Dollars in millions, except per share data)	2015	2014	2013	2012	2011
Net Sales	$4,071.3	$4,409.3	$4,200.7	$3,901.3	$3,677.0
Earnings before Interest and Income Taxes	$936.2	$988.3	$974.9	$835.3	$698.2
Interest Expense—net	$65.0	$60.3	$50.6	$65.0	$52.2
Net Earnings Attributable to Shareholders	$653.5	$719.8	$683.8	$580.4	$456.7
Basic Earnings Per Share Attributable to Shareholders	$3.28	$3.55	$3.37	$2.84	$2.23
Diluted Earnings Per Share Attributable to Shareholders	$3.27	$3.54	$3.36	$2.83	$2.22
Cash Dividends Declared Per Share	$1.65	$1.50	$1.36	$1.20	$1.04
Weighted-average Shares - basic	199.0	202.1	202.4	203.6	204.3
Weighted-average Shares - diluted	199.4	202.7	203.1	204.3	205.0
Depreciation and Amortization	$99.1	$91.6	$83.1	$76.9	$75.3
Cash Paid for Capital Expenditures	$173.7	$186.6	$240.4	$124.4	$109.5

	As of December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
Total Assets	$3,998.1	$3,763.8	$3,465.7	$3,247.2	$2,751.6
Short-Term Borrowings and Current Portion of Long-Term Debt	$3.0	$4.1	$507.6	$187.0	$—
Long-Term Debt	$2,981.0	$1,492.8	$1,002.0	$1,514.7	$1,522.2
Total Equity (Deficit)	$(592.5)	$583.8	$300.5	$29.0	$(168.0)
For additional information on the impact of recently adopted accounting principles on total assets and long-term debt, see “Item 8. Financial Statements – Note 2. Accounting Policies.”

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

Overview of Our Business
We are a global leader in pediatric nutrition. We are committed to being the world’s leading nutrition company for infants and children and to helping nourish the world’s children for the best start in life. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or category-defining products across our product portfolio. We operate in four geographies which represent our operating segments: Asia, North America, Latin America and Europe. Due to similarities between North America and Europe, we aggregated these two operating segments into one reportable segment. As a result, the Company has three reportable segments: Asia, North America/Europe and Latin America.

Executive Summary
The 2015 results reflect the various challenges that we faced as a global company with a strong presence in emerging markets, especially challenges related to the adverse impacts of foreign exchange. We delivered growth both in price and volume within North America/Europe, but the increases were partially offset by adverse foreign currency translation, notably in Canada. In Latin America, the economic challenges in Venezuela and the devaluation of local currencies, particularly the Mexican peso, negatively impacted our business. Likewise, the weakening of Chinese renminbi had a negative effect on our business in Asia. Price-based promotional activities led to reduced sales in China, Thailand and Malaysia. China and Hong Kong were further impacted by a shift in customer demand to new channels where the Company currently has lower representation. Gross margin benefited from lower dairy costs in each reporting segment. We continued to invest in demand-creation activities and innovation, including the launch of a fully-imported product line in China and high-value product offerings in the U.S. We implemented the Fuel for Growth program during the fourth quarter of 2015 to improve operational efficiencies and reduce costs over the next several years. Earnings Before Interest and Income Taxes (“EBIT”) was lower than it was in 2014; however, as a percentage of sales, EBIT was higher than 2014. Earnings per share in 2015 decreased primarily due to lower sales.
Results of Operations
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Summary of Results:

				% of Net Sales
(Dollars in millions, except per share data)	2015	2014	% Change	2015	2014
Net Sales	$4,071.3	$4,409.3	(8)%
Earnings before Interest and Income Taxes	936.2	988.3	(5)%	23%	22%
Interest Expense—net	65.0	60.3	8%	2%	1%
Earnings before Income Taxes	871.2	928.0	(6)%	21%	21%
Provision for Income Taxes	215.9	199.2	8%	5%	5%
Effective Tax Rate	24.8%	21.5%
Net Earnings	655.3	728.8	(10)%	16%	17%
Less: Net Earnings Attributable to Noncontrolling Interests	1.8	9.0	(80)%	—%	(1)%
Net Earnings Attributable to Shareholders	653.5	719.8	(9)%	16%	16%
Weighted-Average Common Shares— Diluted	199.4	202.7
Earnings per Common Share—Diluted	$3.27	$3.54	(8)%

The results for the years ended December 31, 2015 and 2014 included several items that affected the comparability of our results. These items include significant expenses/(income) not indicative of underlying operating results (“Specified Items”) and are listed in the table below:

	Years Ended December 31,
(Dollars in millions)	2015	2014
Restructuring, severance and other related costs	$28.3	$1.5
Legal settlements and related costs	13.7	10.3
Pension and other post-employment adjustments	8.2	51.5
Marketable securities gain - net	(5.6)	—
Specified Items expense/(income)	44.6	63.3
Tax matters and the income tax impact on Specified Items	(11.2)	(23.7)
Specified Items after taxes	$33.4	$39.6

For the year ended December 31, 2015, Specified Items included charges related to the Company’s business productivity program referred to as “Fuel for Growth” (see “ – Fuel for Growth” below for further discussion), payments made in connection with the SEC settlement disclosed by the Company in July 2015 and a marketable securities gain (see “Item 8. Financial Statements – Note 18. Marketable Securities” for further additional information regarding the marketable securities gain).

Specified Items consistently include the re-measurement of defined benefit pension and post-employment benefit plans.  Such re-measurement reflects changes in the pension assets and liabilities above what was estimated and included in periodic costs.  Factors beyond our control such as changes in discount rates, market volatility and mortality assumptions drive the re-measurement amount.  Additionally, the majority of our pension and post-employment plans are frozen, and, therefore the benefit provided to such employees is not related to our underlying operations.  In 2015, the re-measurement loss was driven by returns on plan assets that were lower than anticipated. In 2014, the re-measurement loss was primarily driven by a change in mortality assumptions and discount rate movements.

Net Sales
We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Years Ended December 31,		% of Gross Sales
(Dollars in millions)	2015	2014	2015	2014
Gross Sales	$5,411.9	$5,689.4	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	763.0	790.0	14%	14%
Sales Discounts	320.6	252.4	6%	4%
Returns	89.8	86.1	2%	1%
Other (including Cash Discounts and Coupons)	167.2	151.6	3%	3%
Total Gross-to-Net Sales Adjustments	1,340.6	1,280.1	25%	22%
Total Net Sales	$4,071.3	$4,409.3	75%	78%

The total gross-to-net sales adjustments increased as a percentage of gross sales in 2015 compared with 2014, largely due to price-based promotional activity in 2015 in China.
Our net sales by reportable segment are shown in the table below:

	Years Ended December 31,			% Change Due to
(Dollars in millions)	2015	2014	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$2,039.0	$2,278.4	(11)%	(6)%	(2)%	(3)%
Latin America	757.1	867.5	(13)%	(4)%	7%	(16)%
North America/Europe	1,275.2	1,263.4	1%	1%	3%	(3)%
Net Sales	$4,071.3	$4,409.3	(8)%	(3)%	1%	(6)%

	Years Ended December 31,
(Dollars in millions)	2015	2014	% Change
Infant formula	$2,407.1	$2,537.0	(5)%
Children’s nutrition	1,593.1	1,788.4	(11)%
Other	71.1	83.9	(15)%
Net Sales	$4,071.3	$4,409.3	(8)%
Asia sales decreased 11% in 2015 compared to 2014 and accounted for 50% of our net sales. Volume decreased in China as consumer demand shifted to digital purchasing channels and faster-growing imported products in which the Company has historically had lower representation. Increased price-based promotional activity enabled by lower dairy costs and adverse foreign translation also contributed to lower sales in China, Thailand and Malaysia. In the second quarter of 2015, the Company launched a range of fully-imported products in China, available through all channels, which has shown positive results. Sales in the Philippines and Vietnam were higher in 2015 than 2014 primarily as a result of favorable product mix.
Latin America sales decreased 13% in 2015 compared to 2014 and accounted for 19% of our net sales. Foreign currency adversely impacted sales by 16% primarily due to the strengthening of the U.S. dollar against the Mexican peso, Venezuelan bolivar and Brazilian real. Strategic price increases in Argentina and Colombia fully offset sales volume decline of 4% which was due in part to the increase in competition within the milk modifier category in Mexico. Sales volume decline was mainly from intentionally reduced shipments to Venezuela during the latter part of 2015 as a result of the constraints placed by the Venezuelan government on the release of U.S. dollars. Share gains were seen following select strategic investments.
For the year ended December 31, 2015, Venezuela sales represented 1.5% of our total net sales. At this time, we are unable to predict how ongoing developments in Venezuela will affect our sales growth or operations. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding exchange rate variability in Venezuela.
North America/Europe sales increased 1% in 2015 compared to 2014 and accounted for 31% of our net sales. Sales growth was driven by higher realized prices, share gains and favorable product mix. Children’s nutrition growth in this segment reflected investments made to build the children’s brand. Foreign exchange translation, most notably in Canada, partially offset the sales increase.
As discussed above, our results are exposed to adverse foreign currency exchange rates (see “Item 7A. Qualitative and Quantitative Disclosure About Market Risk” for further information). We remain cautious of the impact of such exchange rates on our net sales results because a substantial portion of our sales are outside of the U.S. and the U.S. dollar remains strong in relation to many relevant currencies. We have implemented certain measures to offset some of the impact that lower sales has on our operating margins including cost reduction programs and productivity improvements. However, if the U.S. dollar continues to strengthen or does so at an accelerated pace, we may experience an even greater impact on our business.
Gross Profit

	Years Ended December 31,
(Dollars in millions)	2015	2014	% Change
Net Sales	$4,071.3	$4,409.3	(8)%
Cost of Products Sold	1,455.3	1,700.6	(14)%
Gross Profit	$2,616.0	$2,708.7	(3)%
Gross Margin	64.3%	61.4%

In 2015, gross margin percentages benefited primarily from lower dairy costs. Productivity savings were offset by increases in other commodity and production costs.
Operating Expenses

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Selling, General and Administrative	$890.6	$978.9	(9)%	22%	22%
Advertising and Promotion	641.8	638.7	—%	16%	14%
Research and Development	108.4	115.1	(6)%	3%	3%
Other (Income)/Expenses—net	39.0	(12.3)	n/m*	1%	—%
* not meaningful

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) decreased 9% in 2015 compared to 2014 primarily due to lower actuarial losses in 2015 related to our defined benefit pension and other post-employment benefit plans compared to prior year. Lower incentive based compensation in 2015 and initial savings from Fuel for Growth also reduced SG&A compared to 2014.
Advertising and Promotion Expenses
Advertising spending includes television, print, digital and other consumer media. Promotion activities include product evaluation and education related materials provided to health care professionals and consumers, where permitted by regulation. Advertising and promotion expenses reflected higher demand-creation investments in support of our strategic growth initiatives including the fully imported products in China and high value product offerings in the U.S.
Research and Development Expenses
R&D activities include continued investment in our innovation capability, product pipeline and quality programs. In addition, R&D expenses decreased due to changes in employee related costs as lower actuarial losses in 2015 related to our defined benefit pension and other post-employment benefit plans compared to 2014.
Other (Income)/Expenses—net

	Years Ended December 31,
(Dollars in millions)	2015	2014
Severance and other costs	$18.0	$1.3
SEC Settlement	12.0	—
Loss on asset disposals	9.0	—
Foreign exchange losses—net	6.3	0.5
Gain on sale of investment	(5.6)	(4.0)
Pension curtailment gain	—	(5.4)
Other—net	(0.7)	(4.7)
Other (income)/expenses—net	$39.0	$(12.3)

In 2015, severance charges were primarily related to Fuel for Growth. Also recognized in other (income)/expenses were payments made in connection with the SEC settlement disclosed by the Company in July 2015 and fixed asset disposal write-offs as we optimize our Asia supply chain strategy. In 2014, we recorded gains related to the revision of a defined benefit plan outside of the United States and the sale of an investment.
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

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Asia	$682.0	$818.7	(17)%	33%	36%
Latin America	175.2	199.0	(12)%	23%	23%
North America/Europe	361.8	291.0	24%	28%	23%
Corporate and Other	(282.8)	(320.4)	12%	n/a	n/a
EBIT	$936.2	$988.3	(5)%	23%	22%
EBIT in Asia decreased 17% primarily due to lower sales in 2015, which were partially offset by lower dairy costs. Additionally, operating costs were higher due to advertising and promotional investments to support the new product launches in China, the establishment of plastic packaging formats across a number of markets and fixed asset write-offs as we optimize the supply chain network in Asia.
Latin America EBIT decreased 12% due to lower sales and investment spending partially offset by an improved gross margin. On a local currency basis, EBIT increased primarily due to lower commodity costs, namely dairy, and improved productivity. This was offset by adverse foreign translation impacts. In addition, 2014 comparably included foreign exchange gains generated from cash received at the official Venezuelan government rate compared to the SICAD rate adopted by the Company in February 2014. See “Item 8. Financial Statements – Note 21. Venezuela Currency Matters” for further information regarding exchange rate variability in Venezuela.
EBIT in North America/Europe increased 24% primarily due to gross margin improvement resulting from both higher realized pricing and lower dairy costs. Demand-creation investments led to increased sales volume. Lower operating expenses were attributable to a lower provision of incentive based compensation. Adverse foreign exchange movements partially offset the increase in EBIT.
Corporate and Other expenses decreased in 2015 compared to 2014 primarily due to lower 2015 actuarial losses related to our defined benefit pension and other post-employment benefit plans, lower incentive compensation and savings from Fuel for Growth, partially offset by Fuel for Growth accruals.
Interest Expense—net
Interest expense-net for the year ended December 31, 2015 increased compared to 2014 primarily as a result of interest expense on the $750.0 million of 3.0% Senior Notes due November 15, 2020 (the “2020 Notes”) and the $750.0 million of 4.125% Senior Notes due November 15, 2025 (the “2025 Notes”), both issued in November 2015.  These expenses were partially offset by gains related to fixed to floating rate fair value hedges on both the 2020 Notes and our $700.0 million of 4.90% Notes due November 1, 2019 (the “2019 Notes”).
Income Taxes
The effective tax rate (“ETR”) for the years ended December 31, 2015 and 2014 was 24.8% and 21.5%, respectively. The ETR increase in 2015 was primarily due to unfavorable geographic earnings mix.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of approximately 11%, 10% and 10% interest held by third parties in our operating entities in China, Argentina and Indonesia, respectively.
Net Earnings Attributable to Shareholders
Net earnings attributable to shareholders for the year ended December 31, 2015 decreased 9.2% to $653.5 million compared with the year ended December 31, 2014.

Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Summary of Results:

				% of Net Sales
(Dollars in millions, except per share data)	2014	2013	% Change	2014	2013
Net Sales	$4,409.3	$4,200.7	5%
Earnings before Interest and Income Taxes	988.3	974.9	1%	22%	23%
Interest Expense—net	60.3	50.6	19%	1%	1%
Earnings before Income Taxes	928.0	924.3	—%	21%	22%
Provision for Income Taxes	199.2	235.1	(15)%	5%	6%
Effective Tax Rate	21.5%	25.4%
Net Earnings	728.8	689.2	6%	17%	16%
Less: Net Earnings Attributable to Noncontrolling Interests	9.0	5.4	67%	(1)%	—%
Net Earnings Attributable to Shareholders	719.8	683.8	5%	16%	16%
Weighted-Average Common Shares— Diluted	202.7	203.1
Earnings per Common Share—Diluted	$3.54	$3.36	5%

The results for the years ended December 31, 2014 and 2013 included Specified Items and are listed in the table below:

	Years Ended December 31,
(Dollars in millions)	2014	2013
Pension and other post-employment adjustments	$51.5	$(12.0)
Legal settlements and related costs	10.3	9.2
Restructuring, severance and other related costs	1.5	2.6
Administrative penalty (China)	—	33.4
Specified Items	$63.3	$33.2
Tax matters and the income tax impact on Specified Items	(23.7)	1.5
Specified Items attributable to Noncontrolling Interests	—	(3.8)
Specified Items after taxes	$39.6	$30.9

For the year ended December 31, 2014, Specified Items included actuarial losses related to defined benefit pension and other post-employment benefit plans, which were primarily driven by a change in mortality assumptions during 2014 and discount rate movements within each year. In 2013, Specified Items included an administrative penalty in China and actuarial gains related to defined benefit pension and other post-employment benefit plans.

Net Sales
We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of our gross sales to net sales is as follows:

	Years Ended December 31,		% of Gross Sales
(Dollars in millions)	2014	2013	2014	2013
Gross Sales	$5,689.4	$5,346.6	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	790.0	702.3	14%	13%
Sales Discounts	252.4	215.5	4%	4%
Returns	86.1	81.0	1%	1%
Other (including Cash Discounts and Coupons)	151.6	147.1	3%	3%
Total Gross-to-Net Sales Adjustments	1,280.1	1,145.9	22%	21%
Total Net Sales	$4,409.3	$4,200.7	78%	79%

The total gross-to-net sales adjustments increased as a percentage of gross sales in 2014 compared with 2013, largely due to the addition of new WIC contracts in 2014.
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

Asia sales increased 5% in 2014 compared to 2013 and accounted for 52% of our net sales. This sales growth was primarily driven by price increases to mitigate higher dairy costs and offset inflation. Sales volume increased due to net category growth for the segment (category growth in certain markets was partially offset by category declines in other markets) and market share gains in certain markets. Segment sales growth was partially offset by the impact of foreign exchange, primarily in southeast Asia. China/Hong Kong’s growth rate slowed in the second half of 2014 compared to 2013 as trade inventory levels in China were reduced in advance of a later 2014 product re-

launch. In addition, our growth rate was impacted by a shift in China’s market to faster-growing alternative distribution channels like e-commerce and faster-growing product segments like imports, where the Company has lower market shares.
Latin America sales increased 1% in 2014 compared to 2013 and accounted for 20% of our net sales. Sales volume increased 6%, primarily due to higher sales in Mexico, the Caribbean and Central America. Price increases, predominately in Venezuela and Argentina, were more than offset by adverse foreign exchange movements. For the year ended December 31, 2014, Venezuela sales represented 2.3% of our total net sales.
North America/Europe sales increased 9% in 2014 compared to 2013 and accounted for 28% of our net sales. Volume increases were primarily driven by infant formula market share gains, an expanding U.S. children’s nutrition business and the timing of retailers’ orders. This volume growth was partially offset by the continued decline of category consumption. Price increased throughout the segment.

Gross Profit

	Years Ended December 31,
(Dollars in millions)	2014	2013	% Change
Net Sales	$4,409.3	$4,200.7	5%
Cost of Products Sold	1,700.6	1,528.5	11%
Gross Profit	$2,708.7	$2,672.2	1%
Gross Margin	61.4%	63.6%

The decrease in gross margin resulted from higher dairy and manufacturing conversion costs, expenses related to the 2014 opening of our manufacturing facility in Singapore, adverse foreign exchange movements and actuarial losses in 2014 compared to actuarial gains in 2013 related to our pension and other benefit plans, partially offset by increased prices and productivity.
Operating Expenses

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2014	2013	% Change	2014	2013
Selling, General and Administrative	$978.9	$903.5	8%	22%	22%
Advertising and Promotion	638.7	645.1	(1)%	14%	15%
Research and Development	115.1	100.2	15%	3%	2%
Other (Income)/Expenses—net	(12.3)	48.5	(125)%	—%	1%

Selling, General and Administrative Expenses
SG&A increased 8% in 2014 compared to 2013 primarily due to actuarial losses in 2014 compared to actuarial gains in 2013 related to our defined benefit pension and other post-employment benefit plans and inflation, partially offset by the benefit from foreign exchange movements.
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
Research and Development Expenses
R&D activities include the continued investment in our innovation capability, product pipeline and quality programs. In addition, R&D increased due to actuarial losses in 2014 compared to actuarial gains in 2013 related to our defined benefit pension and other post-employment benefit plans.

Other (Income)/Expenses—net

	Years Ended December 31,
(Dollars in millions)	2014	2013
Pension curtailment gain	$(5.4)	$—
Gain on sale of investment	(4.0)	—
Foreign exchange losses—net	0.5	9.3
Administrative penalty (China)	—	33.4
Severance and other costs	1.3	2.2
Other—net	(4.7)	3.6
Other (income)/expenses—net	$(12.3)	$48.5

For the year ended December 31, 2014, other (income)/expenses - net represented income of $12.3 million compared to an expense of $48.5 million in 2013. In 2014, we recorded gains related to the revision of a defined benefit plan outside of the United States and the sale of an investment. In 2013, we recorded an expense related to an administrative penalty in China and experienced higher foreign exchange losses.
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

EBIT in Asia increased 3% primarily due to higher sales in 2014 compared to 2013 partially offset by higher dairy input costs, expenses related to the start of our new manufacturing and technology facility in Singapore and adverse foreign exchange movements.
EBIT in Latin America decreased 4% primarily due to higher dairy costs and weaker local currencies, partially offset by foreign exchange gains. In our subsidiary in Venezuela, lower gross profit was partially offset by foreign exchange gains generated from cash received at the official Venezuelan government rate compared to the SICAD I rate adopted by the Company in February 2014. See “Item 8. Financial Statements - Note 21. Venezuela Currency Matters” and “Item 7A, Quantitative and Qualitative Disclosures about Market Risk” for further information regarding exchange rate variability in Venezuela.
EBIT in North America/Europe increased 14% primarily due to higher sales, partially offset by higher demand-creation investments and dairy costs.
Corporate and Other expenses increased in 2014 compared to 2013 primarily due to actuarial losses in 2014 compared to actuarial gains in 2013 related to our defined benefit pension and other post-employment benefit plans despite the nonrecurrence of the 2013 administrative penalty in China.
Interest Expense—net
Interest expense-net for the year ended December 31, 2014 increased compared to 2013 primarily as a result of the incremental and higher interest expense on the $500.0 million of 4.60% Senior Notes due June 1, 2044 (the “2044 Notes”) issued in May 2014 and lower capitalization of interest cost associated with our 2014 opening of the manufacturing and technology facility in Singapore. These expenses were partially offset by gains related to the fixed to floating rate fair value hedges on the $700.0 million of 2019 Notes.

Income Taxes
ETR for the years ended December 31, 2014 and 2013 was 21.5% and 25.4%, respectively. The ETR decrease was primarily due to favorable geographic earnings mix, the 2013 administrative penalty in China, which was non-deductible for tax purposes, and the running of the statute of limitations in various jurisdictions during 2014.
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

Cash and cash equivalents totaled $1,701.4 million at December 31, 2015, of which $1,512.5 million was held outside of the United States. Cash and cash equivalents totaled $1,297.7 million as of December 31, 2014, of which $1,083.8 million was held outside of the United States.

During 2015, we repatriated cash associated with earnings and profits not permanently invested abroad of approximately $59 million to the United States from multiple jurisdictions. During 2014, we repatriated approximately $58 million of cash to the United States from multiple jurisdictions whose earnings and profits are not permanently invested abroad.

As a result of the evaluation of our global cash position, management has asserted that earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. The amount of cash associated with permanently invested foreign earnings was approximately $1,124 million and $848 million as of December 31, 2015 and 2014, respectively. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, we would be required to provide U.S. taxes on these amounts.

The declaration and payment of dividends is at the discretion of our board of directors and depends on many factors, including our financial condition, earnings, legal requirements, restrictions under the terms of our debt agreements and other relevant factors. Cash dividends paid for the years ended December 31, 2015, 2014 and 2013 were $326.0 million, $296.6 million and $267.7 million, respectively.

Recent Transactions Affecting Our Liquidity and Capital Resources

On October 20, 2015, MJN’s board of directors approved a new share repurchase authorization of an additional $1,500 million of the Company’s common stock. See “ – Share Repurchases,” below.

On October 21, 2015, the Company entered into a $1,000.0 million short-term loan agreement (the “Term Loan Agreement”) with various financial institutions, including Citibank, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A. (“JPMCB”), as Administrative Agent. See “Item 8. Financial Statements – Note 16. Debt” for additional information.

On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. to repurchase $1,000.0 million of our common stock. See “ – Share Repurchases” below.

On November 3, 2015, the Company issued and sold $750.0 million of 2020 Notes and $750.0 million of 2025 Notes. See “ – Long Term Debt” below.

On November 3, 2015, the Company voluntarily paid off and terminated the Term Loan Agreement. The payoff amount of $1,000.3 million included principal, accrued and unpaid interest and a facility fee. See “Item 8. Financial Statements – Note 16. Debt” for additional information.

On November 5, 2015, the Company amended its five-year revolving credit facility agreement (the “Revolving Credit Facility”) to, among other things, change the manner of calculating the leverage ratio covenant contained in the Revolving Credit Facility. See “ – Revolving Credit Facility” below.

Cash Flows
We believe that cash on hand, cash from operations, and the available Revolving Credit Facility will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$655.3	$728.8	$689.2
Depreciation and Amortization	99.1	91.6	83.1
Other	77.8	77.2	53.4
Changes in Assets and Liabilities	167.8	(54.0)	0.3
Payments for Settlement of Interest Rate Forward Swaps	—	(45.0)	—
Pension and Other Post-employment Benefits Contributions	(90.1)	(5.2)	(19.4)
Total Operating Activities	909.9	793.4	806.6
Investing Activities	(173.2)	(182.4)	(240.5)
Financing Activities	(286.8)	(325.5)	(545.7)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(46.2)	(38.6)	(11.7)
Net Increase in Cash and Cash Equivalents	$403.7	$246.9	$8.7
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
For the year ended December 31, 2015, cash flow provided by operating activities was $909.9 million and primarily driven by net earnings and increased rebates related to price-based promotional discounting mainly in Asia, as well as increased provisions for restructuring and interest. Such liabilities are expected to settle in 2016. Cash flow from operating activities was reduced in 2015 by an $84.0 million discretionary contribution to the Mead Johnson & Company Retirement Plan in the United States (“U.S. Pension Plan”). For the year ended December 31, 2014, cash flow from operating activities was $793.4 million and primarily driven by net earnings, partially offset by an increase in working capital, defined as accounts receivable plus inventory less accounts payable (excluding capital related items), and $45.0 million of payments related to the settlement of interest rate forward swaps.

Cash flow used in investing activities was $9.2 million less in 2015 compared to 2014. The decrease was largely the result of spending in 2014 related to the Singapore manufacturing and technology facility. Investing activities in 2015 included capacity expansion for manufacturing facilities in the U.S. and our European plant to accommodate demand for new products.

Cash flow used in financing activities was $286.8 million for the year ended December 31, 2015, and included $326.0 million of dividend payments. The net proceeds from the issuance of our 2020 Notes and 2025 Notes and repurchases of Company stock under the 2013 Authorization and 2015 Authorization, discussed below, resulted in a net cash inflow of $50.7 million. Cash flow used in financing activities was $325.5 million for the year ended December 31, 2014, consisting primarily of $296.6 million of dividend payments, $0.6 million repayments of short-term borrowings and $54.1 million of purchases of treasury stock.
Year Ended December 31, 2014 Compared to Year Ended 2013
For the year ended December 31, 2014, cash flow provided by operating activities was $793.4 million and primarily driven by net earnings. Cash flow from operating activities was reduced by an increase in working capital, defined as accounts receivable plus inventory less accounts payable (excluding capital related items), $45.0 million of payments related to the settlement of interest rate forward swaps and higher income taxes paid. For the year ended December 31, 2013, cash flow from operating activities was $806.6 million and primarily driven by net earnings and lower income taxes paid, partially offset by an increase in working capital and contributions to our pension plans. In 2014, cash generated by earnings was higher than 2013; however, outflows related to working capital increases and our settlement of interest rate forward swaps resulted in a reduction of $13.2 million in cash flow provided by operating activities for 2014 when compared to 2013.
Cash flow used in investing activities was $58.1 million less in 2014 compared to 2013. The decrease was largely the result of lower spending for the new Singapore manufacturing and technology facility, which was placed in service during the second and third quarters of 2014.
Cash flow used in financing activities was $325.5 million for the year ended December 31, 2014, and included the $500.0 million redemption of our 3.50% Notes due 2014 (the “2014 Notes”), $296.6 million of dividend payments, $54.1 million of purchases of treasury stock and $7.9 million of withholding taxes on stock-based compensation, partially offset by $492.0 million of net proceeds related to the issuance of our 2044 Notes, after deducting underwriters’ discounts and offering expense, and $46.2 million inflow related to stock-based compensation. Cash flow used in financing activities was $545.7 million for the year ended December 31, 2013, consisting primarily of $267.7 million of dividend payments, $165.4 million repayments of short-term borrowings and $87.1 million of purchases of treasury stock. Cash flow used in financing activities was $220.2 million lower in 2014 compared to 2013 primarily as a result of repayments of short-term borrowings in 2013 and higher treasury stock purchases in 2013.
Capital Expenditures
Capital expenditures and the cash outflow for capital expenditures were as follows:

(Dollars in millions)	Capital expenditures	Cash outflow for capital expenditures
Year ended December 31, 2015	$179.0	$173.7
Year ended December 31, 2014	149.0	186.6
Year ended December 31, 2013	251.1	240.4

Capital expenditures in 2015 relate primarily to facilities involved in the manufacturing of fully-imported products for China and the liquid business in the U.S. Capital expenditures in 2014 and 2013 included investments primarily in our spray dryer in Singapore and research and development capabilities which were placed in-service during the second and third quarters of 2014. For 2016, we expect capital expenditures to approach our long-term target of 4% of sales.
Revolving Credit Facility Agreement
During the year ended December 31, 2015, the Company amended its Revolving Credit Facility to, among other things, change the manner of calculating the leverage ratio covenant contained in the Revolving Credit Facility. Previously, such covenant measured consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”). Pursuant to the amendment, such covenant will measure consolidated adjusted total debt to consolidated EBITDA, with adjusted total debt determined by reducing total debt by an amount equal to the lesser of (a) $500.0 million or (b) the sum of (i) 100% of the unrestricted cash and cash equivalents of the Company and its domestic consolidated subsidiaries and (ii) 65% of the unrestricted cash and cash equivalents of the Company’s foreign subsidiaries.

The Revolving Credit Facility is unsecured and repayable at maturity in June 2019, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Revolving Credit Facility is $750.0 million, which may be increased from time to time up to $1,000.0 million at the Company’s request, subject to obtaining additional commitments and other customary conditions.
The Revolving Credit Facility contains financial covenants, whereby the ratio of consolidated adjusted total debt to consolidated EBITDA cannot exceed 3.50 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these financial covenants as of December 31, 2015. Borrowings from the Revolving Credit Facility are used for working capital and other general corporate purposes. During 2015, the Company borrowed approximately $446.0 million under the Revolving Credit Facility primarily to repurchase shares of company stock. The Company repaid these amounts in November 2015. As of December 31, 2015 and 2014, we had no borrowings outstanding under the Revolving Credit Facility. We had $750.0 million available as of December 31, 2015.

Borrowings under the Revolving Credit Facility bear interest at a rate that is determined as a base rate plus a margin. The base rate is either (a) LIBOR for a specified interest period or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR. The margin is determined by reference to the Company’s credit rating. The margin can range from 0% to 1.375% over the base rate. In addition, the Company incurs an annual 0.125% facility fee on the entire facility commitment of $750.0 million.

If our corporate credit rating falls below (i) Baa3 by Moody's Investors Service, Inc. (“Moody's”) or (ii) BBB- by Standard & Poor's Ratings Service (“S&P”), Mead Johnson & Company, LLC shall automatically be deemed to guarantee the obligations under the Revolving Credit Facility in addition to the guarantee provided by Mead Johnson Nutrition Company. Moody's credit rating for MJN is currently Baa1. S&P's credit rating for MJN is currently BBB.
Long-Term Debt
The components of our long-term debt are detailed in the table below:

(Dollars in millions)	Principal Amount	Interest Rate	Maturity
2019 Notes	$700.0	4.900% fixed	November 1, 2019
2020 Notes	$750.0	3.000% fixed	November 15, 2020
2025 Notes	$750.0	4.125% fixed	November 15, 2025
2039 Notes	$300.0	5.900% fixed	November 1, 2039
2044 Notes	$500.0	4.600% fixed	June 1, 2044

In November 2015, the Company issued and sold $750.0 million of 2020 Notes at a public offering price of 99.902% and $750.0 million of 2025 Notes at a public offering price of 99.958%. Net proceeds from the sale of both the 2020 Notes and the 2025 Notes, after deducting underwriters' discounts and offering expenses, were approximately $1,487.7 million. Interest on each of the 2020 Notes and the 2025 Notes is payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2016. A portion of the net proceeds from the offering of the 2020 Notes and the 2025 Notes was used to repay indebtedness incurred pursuant to the Term Loan Agreement, and the then outstanding borrowings under the Revolving Credit Facility, described above. We intend to use the remainder of the net proceeds for general corporate purposes.

During the year ended December 31, 2015, we also entered into a series of interest rate swaps to convert our 2020 Notes from fixed to floating for the remainder of their term in order to diversify our interest rate exposure. These interest rate swaps have an aggregate notional amount of $750.0 million of outstanding principal. As of December 31, 2015, these swaps were in a loss position with a fair value of $3.5 million.
During the year ended December 31, 2014, the Company issued and sold $500.0 million 2044 Notes at a public offering price of 99.465%. Net proceeds from the sale of the 2044 Notes, after deducting underwriters’ discounts and offering expenses, were $492.0 million. Interest on the 2044 Notes is payable semi-annually on June 1 and December 1 of each year. Proceeds from the 2044 Notes were used to redeem all $500.0 million of our 2014 Notes. The redemption price, which was calculated in accordance with the terms of the 2014 Notes and included principal plus a make-whole premium, was $503.5 million.
In the fourth quarter of 2013, prior to the issuance of our 2044 Notes, we entered into a series of interest rate forward swaps to lock in an interest rate, reflecting then-prevailing rates, in anticipation of the offering. The fair value of these interest rate forward swaps was dependent on the movements in thirty-year interest rates. As a result of a rise in interest rates leading up to December 31, 2013, these interest rate forward swaps were in a gain position with a fair value of $19.4 million as of that date. However, as a result of a subsequent decline in thirty-year interest rates, the fair value of these interest rate swaps declined $64.4 million, resulting in a loss position with a fair value of $45.0 million upon our settlement in May 2014. This $45.0 million is a deferred loss being amortized into interest expense over the life of the 2044 Notes.
During the year ended December 31, 2014, we entered into a series of interest rate swaps to convert our 2019 Notes from fixed to floating for the remainder of their term in order to diversify our interest rate exposure. These interest rate swaps have an aggregate notional amount of $700.0 million of outstanding principal. As of December 31, 2015, these swaps were in a gain position with a fair value of $3.9 million.
Our long-term debt may be prepaid at any time, in whole or in part, at a redemption price equal to the greater of par value or an amount calculated based upon the sum of the present values of the remaining scheduled payments. Upon a change of control, we may be required to repurchase the notes for an amount equal to 101% of the then-outstanding principal amount plus accrued and unpaid interest. Interest on the notes are due semi-annually and the notes are not subject to amortization.

For additional information on our long-term debt and interest rate swaps, see ‘‘Item 8. Financial Statements – Note 16. Debt and – Note 17. Derivatives.’’

Share Repurchases
In September 2013, our board of directors approved a share repurchase authorization of up to $500.0 million of our common stock (the “2013 Authorization”). The authorization does not have an expiration date. From the date of such authorization through December 31, 2015, approximately 6.37 million shares were repurchased at an average cost of $78.45 per share.

In October 2015, the Company’s board of directors approved a new share repurchase authorization of an additional $1,500.0 million of our common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date. Shares may be repurchased from time to time in the open market transactions or in privately negotiated transactions. On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1,000.0 million (the “Repurchase Price”) of our common stock. Under the terms of the ASR Agreement, 10,725,552 shares of our common stock were received by the Company on October 27, 2015 (which shares are equivalent to approximately 85% of the number of shares of our common stock that could be purchased with an amount of cash equal to the Repurchase Price based on the closing price of our common stock on October 22, 2015). At final settlement, which is expected to occur between March and June 2016, Goldman may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of our common stock or may elect to make a cash payment to Goldman, based generally on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, subject, in part, to certain maximum and minimum prices.
Fuel for Growth
During the third quarter of 2015, the Company approved a plan to implement a business productivity program referred to as “Fuel for Growth.” Fuel for Growth, expected to be implemented over a three-year period, is designed to improve operating efficiencies and reduce costs by approximately $120.0 million. Fuel for Growth is expected to improve profitability and create additional investments behind brand building and growth initiatives. Fuel for Growth focuses on the optimization of resources within various support functions, integration activities within our supply chain network, and certain third party discretionary costs across the business. The total charges associated with Fuel for Growth in 2015 were $25.1 million. For additional information these charges, see “Item 8. Financial Statements – Note 6. Restructuring.”
Once fully implemented, Fuel for Growth is expected to reduce annual operating expenses by $120.0 million, with a targeted reduction of approximately $60.0 million during 2016. The Company is contemplating additional program activities and anticipates incremental charges in 2016 of approximately $25.0 to $30.0 million. For additional information on the Fuel for Growth program, see “Item 8. Financial Statements – Note 6. Restructuring.”

Contractual Obligations
As of December 31, 2015, our contractual obligations and other commitments were as follows:

	Payments due by December 31,
(Dollars in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease obligations	$33.1	$30.1	$25.7	$19.7	$15.0	$61.4	$185.0
Capital lease obligations	1.4	0.7	0.3	0.1	—	—	2.5
Purchase obligations	201.8	103.9	89.1	49.8	31.9	77.1	553.6
Short-term borrowings	3.0	—	—	—	—	—	3.0
Long-term debt	—	—	—	700.0	750.0	1,550.0	3,000.0
Interest payments	131.1	128.4	128.4	128.4	94.1	1,031.6	1,642.0
Total	$370.4	$263.1	$243.5	$898.0	$891.0	$2,720.1	$5,386.1
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
Additionally, liabilities for uncertain tax positions, pension and other post-employment benefits and derivative contracts are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of a cash settlement of such liabilities. See “Item 8. Financial Statements – Note 4. Income Taxes and – Note 8. Employee Benefits” for additional information.

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
Estimates are used in revenue recognition, including sales rebate and return accruals, impairment testing of goodwill, income tax assets and liabilities, income tax expense and legal liabilities, as well as the accounting for stock-based compensation and pension and other post-employment benefits, including the actuarial assumptions. Actual results may or may not differ from estimated results. Future results may differ from our estimates under different assumptions or conditions.
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
WIC Rebates—We participate on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, we reimburse these entities for the difference between our list price and the contract price on eligible products. We account for WIC rebates by establishing an accrual in an amount equal to our estimate of WIC rebate claims attributable to a sale. We determine our estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. We consider levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjust the accrual periodically throughout the year to reflect actual expense. WIC rebate accruals were $205.1 million and $214.3 million at December 31, 2015 and 2014, respectively, and are included in accrued rebates and returns on our balance sheet. Rebates under the WIC program reduced revenues by $763.0 million, $790.0 million, and $702.3 million in the years ended December 31, 2015, 2014 and 2013, respectively.
Sales Returns—We account for sales returns by establishing an accrual in an amount equal to our estimate of sales recorded for which the related products are expected to be returned. We determine our estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also consider other factors that could impact sales returns such as discontinuations and new product introductions. Sales return accruals were $52.6 million and $47.0 million at December 31, 2015 and 2014, respectively, and are included in accrued rebates and returns on our balance sheet. Returns reduced sales by $89.8 million, $86.1 million, and $81.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
Goodwill
Goodwill is not amortized but is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We utilize a two-step quantitative assessment to test for impairment. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of reporting units, which is generally based on a discounted cash flow model. In making this assessment, the Company relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Growth rates for sales and profits are determined using inputs from our annual planning process. We also make estimates of discount rates, perpetuity growth assumptions and other factors. Many of the factors used in assessing fair value are outside the control of the Company and it is reasonably likely that assumptions and estimates can change in future periods. These changes can result in future impairments. We completed the annual goodwill impairment assessment during the third quarter of 2015, 2014 and 2013 and no impairment of goodwill was required as we determined that the fair values of our reporting units were in excess of respective carrying amounts.
Goodwill recognized as a result of our Argentine acquisition was $68.8 million as of December 31, 2015, which represents a majority of our goodwill balance. Although management currently believes operations in reporting units to which goodwill was allocated can support the value of recorded goodwill, a change in assumptions driven by macro-economic conditions or degradation in the Argentine consumer market that undermines the reporting unit's ability to achieve targeted profit levels may result in an impairment of the recorded goodwill.
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

During 2015, the SEC staff expressed its acceptance for companies applying an alternative approach for using discount rates to measure the components of net periodic benefit cost for postretirement benefit plan obligations. Specifically, the SEC staff stated that it would not object to companies’ use of an alternative approach that focuses on measuring the service cost and interest cost components of net periodic benefit cost by using individual spot rates derived from a high-quality corporate bond yield curve and matched with separate cash flows for each future year instead of a single weighted-average discount rate approach. Further, the SEC staff stated it would not object to companies treating the change in approach as a change in estimate. We determined it was appropriate to change our estimate in the determination of discount rate assumptions to determine periodic benefit costs for both our defined benefit pension and other postretirement plans.
Our principal pension plan is the U.S. Pension Plan, which is a frozen plan and represents approximately 84% and 73% of our total pension and other post-employment benefit assets and obligations, respectively. The assumptions used to determine net periodic benefit costs for the year are established at the beginning of the plan year and the assumptions used to determine benefit obligation are established as of the balance sheet date.
The key assumptions for the U.S. Pension Plan were as follows:

Used to determine net periodic benefit cost for the years ended December 31,	2015	2014
Discount rate	3.89%	4.00%
Expected long-term return on plan assets	6.60%	7.00%

Used to determine benefit obligation as of December 31,	2015	2014
Discount rate	4.25%	3.89%
The obligation for the U.S. Pension Plan decreased by $75.3 million during 2015, primarily due to the discretionary $84.0 million contribution made by the Company, which was partially offset by declines in asset values.
The following table shows the impact on pension expense of hypothetical changes in the rates assumed for the U.S. Pension Plan:

		Increase/(Decrease) in Expense		Increase/(Decrease) in Obligation
(Dollars in millions)	Change in Rate	Increase in Rate	Decrease in Rate	Increase in Rate	Decrease in Rate
Impact of change in rates:
Discount rate	+/-100 basis points	$1.8	$(2.1)	$(20.7)	$24.3
Expected long-term rate of return on plan assets	+/-100 basis points	$(2.0)	$2.0	N/A	N/A

See “Item 8. Financial Statements – Note 8. Employee Benefits” for additional information on our pension and other post-employment benefits.

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
Foreign Exchange Risk
We are exposed to market risk due to changes in currency exchange rates. Our primary net foreign currency exposures are the Chinese renminbi, the Mexican peso, the Philippine peso, the Thai baht, the Euro, the Malaysian ringitt and the Canadian dollar. In addition to these primary exposures, as a global business, we are exposed to foreign currency translation risk in all countries in which we do business whose local reporting currency is not the U.S. dollar. Currency rates in smaller markets, such as Venezuela and Argentina, could also impact our results due to high volatility in exchange rates in such markets. While we attempt to mitigate some of this risk with hedging and other activities, our business will nevertheless remain subject to substantial foreign exchange risk from foreign currency translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.
We use foreign currency contracts to hedge anticipated transactions in certain foreign currencies and designate these derivative instruments as foreign currency cash flow hedges. Changes in the fair value of the derivative for cash flow hedges are initially recorded in accumulated other comprehensive income (loss) and then recognized in our statement of earnings when the corresponding hedged item impacts our earnings. The foreign currency derivatives resulted in income of $23.8 million, income of $2.0 million and a loss of $5.4 million in the years ended December 31, 2015, 2014 and 2013, respectively. Ineffectiveness related to the Company’s foreign exchange hedges on earnings was $0.9 million for the year ended December 31, 2015, and insignificant for the years ended December 31, 2014 and 2013.
We use foreign exchange forward contracts to hedge exposures, and the total notional amount of these contracts was $174.8 million at December 31, 2015, with a fair value in a net asset position of $5.5 million.
The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of December 31, 2015:

	Contract Amount (in millions)	Average Contractual Exchange Rate
Receive United States dollar/Pay Canadian dollar	$7.0	1.24
Receive United States dollar/Pay Mexican peso	$55.2	16.76
Receive United States dollar/Pay Malaysian ringitt	$60.6	4.16
Receive United States dollar/Pay Philippine peso	$52.0	46.99
All of these derivatives were hedges of anticipated transactions and the majority mature within 12 months. Assuming a 10% strengthening or weakening of the U.S. dollar (“USD”) at year-end, the fair value would have increased by $15.0 million or decreased by $19.3 million, respectively. A 10% weakening of the USD would switch our asset to be in a payable position. The unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
Venezuela Risk
Discussion of Venezuela Exchange Rates

As prescribed by U.S. GAAP for high inflation economies, we account for the results of our Venezuelan subsidiary using the U.S. dollar as the functional currency. Accordingly, exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings rather than accumulated other comprehensive loss on the balance sheet.

In January 2014, the Venezuelan government enacted changes affecting the country’s currency exchange and other controls, and established a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”). CENCOEX assumed control of the sale and purchase of foreign currency in Venezuela, and has maintained the official exchange rate of 6.3 Bolivares Fuertes (“VEF”) to 1.0 U.S. dollar (“USD”) (the “Official Rate”). Additionally, the government expanded the types of transactions that may be subject to the weekly auction mechanism under the Complimentary Currency Administration System (“SICAD I”). For a period of time, the Venezuelan government announced plans for the Alternative Foreign Exchange System, also known as SICAD II, which was intended to more closely resemble a market-driven exchange.

In February 2015, the Venezuelan government combined the SICAD I and SICAD II (“SICAD”) exchange rate mechanisms and created a new market based SIMADI rate, which was generally based on supply and demand. The changes created a three tiered system. As of December 31, 2015, CENCOEX traded at 6.3 VEF to 1.0 USD, the SICAD auction markets traded at 13.5 VEF to 1.0 USD and the SIMADI traded at 198.7 VEF to 1.0 USD. The Company continues to assess the impact, if any, of these changes as the Venezuelan government issues regulations to implement them. Changes to exchange systems would impact the rate used by us to remeasure the net monetary assets of our Venezuelan subsidiary.

Effect on the Company’s Results

In 2014, MJN concluded that, among other items, future inter-company dividend remittances qualify for the purchase of foreign currency at the SICAD rate under the revised law. As such, MJN adopted the SICAD rate for purposes of remeasuring its Venezuelan subsidiary effective February 28, 2014. The remeasurement impact of this adoption was a loss of $6.1 million, which was recognized in MJN’s Statement of Earnings as a component of other (income)/expense - net.

During the years ended December 31, 2015 and 2014, the Company received U.S. dollars to make payments for intercompany purchases of inventory at the CENCOEX Official Rate that is more favorable than the SICAD rate used to remeasure net monetary assets of MJN’s Venezuelan subsidiary, which resulted in recognized gains of $2.4 million and $14.0 million, respectively.

For the years ended December 31, 2015 and 2014, the Venezuelan subsidiary’s net sales represented approximately 1.5% and 2.2% of total Company net sales. The Venezuelan subsidiary’s EBIT was not a material component of MJN consolidated results.

Access to Currency and Related Asset Exposures

Availability of U.S. dollars at the CENCOEX official rate have become more limited during 2015, and while we were able to secure U.S. dollars at the CENCOEX official rate through the first three quarters of 2015, we were not able to secure U.S. dollars during the fourth quarter of 2015. Based on recent discussions with the Venezuelan government, the Company expects to be able to continue to access U.S. dollars at the CENCOEX official rate. However, it is possible that the Venezuelan government will refine, alter or limit exchange mechanisms through which the Company is able to access USD, which would impact the ability of the Venezuelan subsidiary to remit dividends and satisfy its outstanding inter-company balances.

In light of the ongoing and challenging macroeconomic and political environment in Venezuela, we continue to actively monitor and manage our investments and exposures. We do not have any current plans to exit the business, and have taken certain protective measures against currency devaluation, government restrictions (i.e., pricing controls, distribution) and other operational risks. However, such measures may not offset further currency devaluation or other operational risks that may occur.

The following sets forth selected information of our Venezuelan subsidiary as of December 31, 2015:

Net Monetary Assets        $44 Million (591.0 million Venezuelan Bolivares; SICAD of 13.5 VEF to 1.0 USD)
Net Non-Monetary Assets        $46 Million (621.0 million Venezuelan Bolivares; based on a SICAD rate of 13.5 VEF to 1.0 USD)
MJN Intercompany Payables    $51 Million (U.S Dollar denominated)

The intercompany payable represents amounts owed by our Venezuelan subsidiary to our subsidiaries in Mexico and the U.S. for purchases of inventory.
Commodity Risk
We purchase certain products in the normal course of business, including dairy, agricultural oils, and packaging materials, the costs of which are affected by global commodity changes. Therefore, we are exposed to price volatility related to market conditions outside of our control.
We employ various purchasing and pricing contract techniques in an effort to reduce volatility. Generally, these techniques include unit pricing that is based on an average of commodity prices over a contractually defined period of time, timing of purchases and setting fixed prices or ranges of prices with suppliers. Our intent is to utilize supplier volatility management tools when available. However, when such tools are unavailable or financially prohibitive through a supplier, we will utilize financial instruments. As of December 31, 2015, the fair value of the commodity contracts outstanding was immaterial.
Interest Rate Risk
We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities used to maintain liquidity and fund business operations. Primary exposures include movements in U.S Treasury rates, LIBOR, and commercial paper rates. The nature and amount of our short-term and long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Our debt obligations totaled approximately $3.0 billion as of December 31, 2015. For information on our debt obligations, see “Item 8. Financial Statements – Note 16 Debt.”
During the year ended December 31, 2015, we entered into six interest rate swaps with multiple counterparties. These swaps have an aggregate notional amount of $750.0 million of outstanding principal, and effectively convert all the 2020 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of December 31, 2015 with a fair value of $3.5 million in an unrecognized loss position.
During the year ended December 31, 2014, we entered into eight interest rate swaps with multiple counterparties. These swaps have an aggregate notional amount of $700.0 million of outstanding principal, and effectively convert all the 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of December 31, 2015 with a fair value of $3.9 million in an unrecognized gain position.
For information on interest rate swap activity, see “Item 8. Financial Statements – Note 17. Derivatives.”

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mead Johnson Nutrition Company
Glenview, Illinois
We have audited the accompanying consolidated balance sheets of Mead Johnson Nutrition Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, equity/(deficit) and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mead Johnson Nutrition Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 17, 2016

CONSOLIDATED FINANCIAL STATEMENTS
OF MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in millions, except per share data)

	Years Ended December 31,
	2015	2014	2013
NET SALES	$4,071.3	$4,409.3	$4,200.7
Cost of Products Sold	1,455.3	1,700.6	1,528.5
GROSS PROFIT	2,616.0	2,708.7	2,672.2
Operating Expenses:
Selling, General and Administrative	890.6	978.9	903.5
Advertising and Promotion	641.8	638.7	645.1
Research and Development	108.4	115.1	100.2
Other (Income)/Expenses – net	39.0	(12.3)	48.5
EARNINGS BEFORE INTEREST AND INCOME TAXES	936.2	988.3	974.9

Interest Expense – net	65.0	60.3	50.6
EARNINGS BEFORE INCOME TAXES	871.2	928.0	924.3

Provision for Income Taxes	215.9	199.2	235.1
NET EARNINGS	655.3	728.8	689.2
Less: Net Earnings Attributable to Noncontrolling Interests	1.8	9.0	5.4
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$653.5	$719.8	$683.8
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$3.28	$3.55	$3.37
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$3.27	$3.54	$3.36

Weighted-average Shares - Basic	199.0	202.1	202.4
Weighted-average Shares - Diluted	199.4	202.7	203.1
Dividends Declared per Share	$1.65	$1.50	$1.36

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2015	2014	2013
NET EARNINGS	$655.3	$728.8	$689.2

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments
Translation Adjustments	(143.4)	(104.8)	(90.5)
Tax Benefit/(Expense)	1.0	0.8	9.2
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	19.7	(52.9)	24.2
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	(20.6)	(1.2)	5.4
Tax Benefit/(Expense)	1.5	20.9	(10.1)
Pension and Other Post-Employment Benefits
Deferred Gains/(Losses) on Pension and Other Post-Employment Benefits	(0.2)	—	(1.1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	0.1	0.3	(0.2)
OTHER COMPREHENSIVE LOSS	(141.9)	(136.9)	(63.1)

COMPREHENSIVE INCOME	513.4	591.9	626.1

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	9.4	1.8	(6.9)

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$504.0	$590.1	$633.0

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,701.4	$1,297.7
Receivables—net of allowances of $5.4 and $9.6, respectively	342.5	387.8
Inventories	484.9	555.5
Income Taxes Receivable	13.2	7.7
Prepaid Expenses and Other Assets	60.4	82.6
Total Current Assets	2,602.4	2,331.3
Property, Plant and Equipment – net	964.0	912.7
Goodwill	126.0	162.7
Other Intangible Assets – net	54.9	75.4
Deferred Income Taxes – net of valuation allowance	118.5	150.4
Other Assets	132.3	131.3
TOTAL	$3,998.1	$3,763.8
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$3.0	$4.1
Accounts Payable	481.5	512.3
Dividends Payable	77.8	76.6
Accrued Expenses	213.0	203.7
Accrued Rebates and Returns	376.8	329.1
Deferred Income – current	35.5	34.3
Income Taxes Payable	65.7	45.2
Total Current Liabilities	1,253.3	1,205.3
Long-Term Debt	2,981.0	1,492.8
Deferred Income Taxes – noncurrent	8.7	12.0
Pension and Other Post-employment Liabilities	132.4	211.1
Other Liabilities	215.2	192.8
Total Liabilities	4,590.6	3,114.0
COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	—	66.0

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 191.4 and 207.2 issued, respectively	1.9	2.1
Additional Paid-in/(Distributed) Capital	(564.2)	(641.3)
Retained Earnings	640.4	1,775.0
Treasury Stock – at cost	(362.6)	(362.6)
Accumulated Other Comprehensive Loss	(347.8)	(198.9)
Total Shareholders’ Equity/(Deficit)	(632.3)	574.3
Noncontrolling Interests	39.8	9.5
Total Equity/(Deficit)	(592.5)	583.8
TOTAL	$3,998.1	$3,763.8

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity/ (Deficit)	Redeemable Non- controlling Interest
Balance as of January 1, 2013	$2.1	$(772.8)	$1,052.4	$(244.6)	$(18.4)	$10.3	$29.0	$36.3
Stock-based Compensation Awards (includes excess tax benefits of $9.5)		56.6		(18.9)			37.7
Treasury Stock Acquired				(88.4)			(88.4)
Distributions to Noncontrolling Interests						(8.3)	(8.3)	(1.2)
Cash Dividends Declared ($1.36 per share)			(275.7)				(275.7)
Net Earnings			683.8			4.6	688.4	0.8
Redeemable Noncontrolling Interest Accretion			(28.2)				(28.2)	28.2
Other Comprehensive Income (Loss)					(50.8)	2.1	(48.7)	(14.4)
Other		(5.3)					(5.3)	—

Balance as of December 31, 2013	$2.1	$(721.5)	$1,432.3	$(351.9)	$(69.2)	$8.7	$300.5	$49.7
Stock-based Compensation Awards (includes excess tax benefits of $9.0)		76.3		(7.9)			68.4
Treasury Stock Acquired				(52.9)			(52.9)
Retirement of Treasury Stock			(50.1)	50.1			—
Distributions to Noncontrolling Interests						(7.7)	(7.7)
Cash Dividends Declared ($1.50 per share)			(304.0)				(304.0)
Net Earnings			719.8			8.5	728.3	0.5
Redeemable Noncontrolling Interest Accretion			(23.0)				(23.0)	23.0
Other Comprehensive Income (Loss)					(129.7)		(129.7)	(7.2)
Other		3.9					3.9

Balance as of December 31, 2014	$2.1	$(641.3)	$1,775.0	$(362.6)	$(198.9)	$9.5	$583.8	$66.0
Stock-based Compensation Awards (includes excess tax benefits of $5.5)		51.6	(11.4)				40.2
Treasury Stock Acquired				(437.0)			(437.0)
Retirement of Repurchased Shares	(0.2)		(1,436.8)	437.0			(1,000.0)
Distributions to Noncontrolling Interests						(7.1)	(7.1)	(0.8)
Cash Dividends Declared ($1.65 per share)			(327.1)				(327.1)
Net Earnings			653.5			1.3	654.8	0.5
Redeemable Noncontrolling Interest Accretion			(12.8)				(12.8)	12.8
Other Comprehensive Income (Loss)					(138.1)	(2.5)	(140.6)	(1.3)
Acquisition of Noncontrolling Interest		25.5			(10.8)	38.6	53.3	(77.2)
Balance as of December 31, 2015	$1.9	$(564.2)	$640.4	$(362.6)	$(347.8)	$39.8	$(592.5)	$—
The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$655.3	$728.8	$689.2
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	99.1	91.6	83.1
Stock-Based Compensation Expense	26.4	30.4	32.6
Deferred Income Taxes	43.3	(15.0)	23.0
Exchange Loss from Devaluation	2.3	6.1	2.2
Mark-to-market on Trading Security	(5.6)	—	—
Pension and Other Post-employment Benefits Expense	12.8	59.1	(7.2)
Other	(1.4)	(3.4)	2.8
Change in Assets and Liabilities:
Receivables	10.4	(36.5)	(37.7)
Inventories	25.8	(47.0)	(108.2)
Accounts Payable	3.7	2.8	56.0
Accrued Expenses, Rebates and Returns	73.8	12.9	14.8
Income Taxes Payable	15.3	5.3	27.0
Other Assets and Liabilities	38.8	8.5	48.4
Payments for Settlement of Interest Rate Forward Swaps	—	(45.0)	—
Pension and Other Post-employment Benefits Contributions	(90.1)	(5.2)	(19.4)
Net Cash Provided by Operating Activities	909.9	793.4	806.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(173.7)	(186.6)	(240.4)
Proceeds from Sale of Property, Plant and Equipment	0.5	0.2	2.6
Proceeds from/(Investment in) Other Companies	—	4.0	(2.7)
Net Cash Used in Investing Activities	(173.2)	(182.4)	(240.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	1,003.0	3.2	6.9
Repayments of Short-term Borrowings	(1,002.9)	(0.6)	(165.4)
Proceeds from Issuance of Long-term Notes, net of original issue discounts and expenses paid	1,487.7	492.0	—
Repayments of Notes Payable	—	(500.0)	(27.6)
Proceeds from Long-term Revolver Borrowings, net of original issue discount and expenses paid	446.0	—	—
Repayment of Long-term Revolver Borrowings	(446.0)	—	—
Payments of Dividends	(326.0)	(296.6)	(267.7)
Stock-based-compensation-related Proceeds and Excess Tax Benefits	25.4	46.2	23.6
Stock-based Compensation Tax Withholdings	(11.4)	(7.9)	(18.9)
Payments for Repurchase of Common Stock	(1,437.0)	(54.1)	(87.1)
Purchase of Redeemable Shares	(24.2)	—	—
Purchase of Trading Securities	(16.2)	—	—
Sale of Trading Securities	21.7	—	—
Distributions to Noncontrolling Interests	(6.9)	(7.7)	(9.5)
Net Cash Used in Financing Activities	(286.8)	(325.5)	(545.7)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(46.2)	(38.6)	(11.7)
NET INCREASE IN CASH AND CASH EQUIVALENTS	403.7	246.9	8.7
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,297.7	1,050.8	1,042.1
End of Period	$1,701.4	$1,297.7	$1,050.8

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014 AND FOR THE YEARS ENDED
DECEMBER 31, 2015, 2014 AND 2013

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
Fair Value Measurements—The fair value of financial assets and liabilities are classified in the fair value hierarchy as follows: Level 1— unadjusted quoted prices in active markets for identical assets or liabilities, Level 2—observable prices that are based on inputs not quoted on active markets and Level 3—unobservable inputs that reflect estimates about the assumptions market participants would use in pricing the asset or liability.
Revenue Recognition—MJN recognizes revenue when substantially all the risks and rewards of ownership have transferred to the customer. Revenue is recognized on the date MJN’s products are received by the purchaser. Revenues are reduced at the time of recognition to reflect expected returns that are estimated based on historical experience and business trends. Additionally, provisions are made at the time of revenue recognition for discounts, Women, Infants and Children (“WIC”) and other rebates and estimated sales allowances based on historical experience, updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue. The Company offers sales incentives to customers and consumers through various programs consisting primarily of customer pricing allowances, merchandising funds and consumer coupons. Provisions are made at the time of revenue recognition for these items based on historical experience, updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue.
WIC rebate accruals were $205.1 million and $214.3 million at December 31, 2015 and 2014, respectively, and are included in accrued rebates and returns on the Company’s balance sheet. MJN participates on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, MJN reimburses these entities for the difference between the list price and the contract price on eligible products. The Company accounts for WIC rebates by establishing an accrual in an amount equal to the Company’s estimate of WIC rebate claims attributable to a sale. MJN determines its estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. The Company considers levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjusts the accrual periodically throughout the year to reflect actual expense. Rebates under the WIC program reduced revenues by $763.0 million, $790.0 million, and $702.3 million in the years ended December 31, 2015, 2014, and 2013, respectively.
Sales return accruals were $52.6 million and $47.0 million at December 31, 2015 and 2014, respectively, and are included in accrued rebates and returns on the Company’s balance sheet. The Company accounts for sales returns by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines its estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also considers other factors that could impact sales returns such as discontinuations and new product introductions. Returns reduced sales by $89.8 million, $86.1 million, and $81.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Cash and Cash Equivalents—Cash and cash equivalents consist of bank deposits, time deposits and money market funds. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies, which are subject to currency rate risk. Cash equivalents are primarily highly liquid investments with original maturities of 3 months or less at the time of purchase and are recorded at cost, which approximates fair value. Money market funds, which totaled $510.1 million and $395.4 million at December 31, 2015 and 2014, respectively, are classified as Level 2 in the fair value hierarchy.
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
Capitalized Software—Certain costs to obtain internal-use software for significant systems projects are reflected in Other Intangible Assets - Net, and are amortized on a straight-line basis over the estimated useful life of the software, which ranges from 3 to 7 years. Costs to obtain software for projects that are not significant are expensed as incurred.
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
Goodwill and Other Intangible Assets—The Company’s policy is to test goodwill for impairment on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. The Company compares the carrying value of a reporting unit, including goodwill, to the fair value of the unit. If the carrying amount of a reporting unit exceeds its fair value, the Company revalues all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. The Company’s estimates of fair value are primarily determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from the Company’s annual long-range planning process. The Company also makes estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. The Company completed its most recent annual goodwill impairment assessment during the third quarter of 2015. No impairment of goodwill was required in 2015, 2014 or 2013.
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
Changes in assets or liabilities are recognized in the consolidated statements of earnings upon plan remeasurement in the fourth quarter of each year, or more frequently if a remeasurement occurs. Certain of the Company’s pension plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment.  In the period in which lump-sum payments exceed annual service and interest costs, the Company applies settlement accounting and remeasures the pension obligation, with the resulting gain or loss being recognized immediately.

During 2015, the Company changed the method used to estimate the interest cost components of net periodic benefit cost for defined benefit pension and other post-retirement benefit plans. Historically, the interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs. This change does not affect the measurement of total benefit obligations as the change in interest cost is completely offset in the actuarial loss reported in the period. The Company has accounted for this change as a change in estimate and, accordingly, has accounted for it prospectively starting in the third quarter of 2015. The reduction in interest cost for the year ended December 31, 2015 associated with this change in estimate is approximately $2.0 million.
Shipping and Handling Costs—The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs, including warehousing expenses, were $114.1 million, $118.2 million, and $119.1 million in the years ended December 31, 2015, 2014, and 2013, respectively, and are included in selling, general and administrative expenses.

Advertising Costs—Advertising costs are expensed as incurred and were $218.7 million, $206.2 million, and $226.7 million in the years ended December 31, 2015, 2014, and 2013, respectively.
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
Recently Adopted Accounting Standards—In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topics 205 and 360). ASU 2014-08 changes the criteria for determining whether disposals are reported as discontinued operations and modifies related disclosure requirements. ASU 2014-08 was effective for the Company in the period beginning January 1, 2015 and adopted on a prospective basis. The adoption of this standard did not have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 was adopted by the Company in the period ended December 31, 2015 with retrospective application. The adoption of this update resulted in a reclassification from Other Assets to Long-Term Debt on the balance sheet of $11.1 million and $7.1 million, for the years ended December 31, 2014 and 2013, respectively.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The Company adopted this ASU in the period ended December 31, 2015 on a retrospective basis. The adoption of this update resulted in a reclassification from Current Deferred Income Taxes to Deferred Income Taxes - noncurrent on the balance sheet of $85.6 million and $74.9 million, for the years ended December 31, 2014 and 2013, respectively. Deferred tax liabilities and assets, however, continue to be netted by jurisdiction in accordance with ASC 740.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update simplifies the guidance on the subsequent measurement of inventory. GAAP currently requires an entity to measure inventory at the lower of cost or market. Previously, market could be replacement cost, net realizable value or net realizable value less an approximate normal profit margin. Under the new standard, inventory should be valued at the lower of cost or net realizable value. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect, if any, that the updated standard will have on its consolidated financial statements and related disclosures.

3. EARNINGS PER SHARE
The Company uses the two-class method to calculate earnings per share. The numerator for basic and diluted earnings per share is net earnings attributable to shareholders reduced by dividends and undistributed earnings attributable to unvested shares. The denominator for basic earnings per share is the weighted-average number of shares outstanding during the period. The denominator for diluted earnings per share is the weighted-average shares outstanding adjusted for the effect of dilutive stock options and performance share awards.
        The following table presents the calculation of basic and diluted earnings per share:

	Years Ended December 31,
(In millions, except per share data)	2015	2014	2013
Basic earnings per share:
Weighted-average shares outstanding	199.0	202.1	202.4
Net earnings attributable to shareholders	$653.5	$719.8	$683.8
Dividends and undistributed earnings attributable to unvested shares	(1.7)	(1.3)	(1.3)
Net earnings attributable to shareholders used for basic earnings per share calculation	$651.8	$718.5	$682.5
Net earnings attributable to shareholders per share	$3.28	$3.55	$3.37
Diluted earnings per share:
Weighted-average shares outstanding	199.0	202.1	202.4
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.4	0.6	0.7
Weighted-average shares — diluted	199.4	202.7	203.1
Net earnings attributable to shareholders	$653.5	$719.8	$683.8
Dividends and undistributed earnings attributable to unvested shares	(1.7)	(1.3)	(1.3)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$651.8	$718.5	$682.5
Net earnings attributable to shareholders per share	$3.27	$3.54	$3.36

Potential shares outstanding from all stock-based awards were 2.5 million, 2.5 million and 2.8 million as of December 31, 2015, 2014 and 2013, respectively, of which 2.1 million, 1.9 million and 2.1 million were not included in the diluted earnings per share calculation for the years ended December 31, 2015, 2014 and 2013, respectively.

4. INCOME TAXES
The components of earnings before income taxes were:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
U.S.	$183.6	$92.6	$141.9
Non-U.S.	687.6	835.4	782.4
Total	$871.2	$928.0	$924.3
The above amounts are categorized based on the applicable taxing authorities.
The provision/(benefit) for income taxes consisted of:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Current:
U.S. federal	$39.8	$53.7	$79.1
U.S. states	2.7	4.2	2.4
Non-U.S.	130.1	156.3	130.6
Total current income tax expense	172.6	214.2	212.1

Deferred:
U.S. federal	44.2	(6.9)	(6.4)
U.S. states	3.3	(1.3)	1.9
Non-U.S.	(4.2)	(6.8)	27.5
Total deferred income tax expense/(benefit)	43.3	(15.0)	23.0

Total	$215.9	$199.2	$235.1

Effective Tax Rate—MJN’s provision for income taxes in the years ended December 31, 2015, 2014 and 2013 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes as a result of the following:

(Dollars in millions)	2015		2014		2013
U.S. statutory rate	$304.9	35.0%	$324.8	35.0%	$323.5	35.0%
U.S. state and local taxes (net of federal benefit)	4.5	0.5	0.6	0.1	1.3	0.1
Foreign income taxed at different rates	(36.6)	(4.2)	(32.0)	(3.4)	(17.1)	(1.9)
Repatriation of foreign income	2.2	0.3	—	—	1.0	0.1
Tax rulings and agreements	(92.8)	(10.6)	(133.7)	(14.4)	(121.9)	(13.2)
Reversal of deferred tax on prior years' unremitted foreign earnings due to an indefinite investment assertion	—	—	—	—	(8.2)	(0.9)
Administrative penalty (China)	—	—	—	—	8.3	0.9
Unrecognized tax benefits and related interest/penalties	21.7	2.5	22.9	2.5	38.1	4.1
Other	12.0	1.3	16.6	1.7	10.1	1.2
Total provision/effective tax rate	$215.9	24.8%	$199.2	21.5%	$235.1	25.4%

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

Deferred Taxes and Valuation Allowance—The components of deferred income tax assets/(liabilities) were:

	December 31,
(Dollars in millions)	2015	2014
Deferred tax assets:
Accrued expenses	$25.2	$34.4
Accrued rebates and returns	43.2	48.1
Pension and other post-employment liabilities	47.6	70.3
Stock-based compensation	18.2	19.2
Obsolescence reserves and other inventory items	11.6	12.6
Net operating loss carryforwards	16.3	14.7
Settlement loss on interest rate forward swaps	15.6	16.2
Statutory loss on investment in subsidiaries	6.6	—
State tax credit carryforwards	8.8	7.2
Other—net	4.9	—
Valuation allowance	(14.8)	(7.7)
Total deferred tax assets	183.2	215.0
Deferred tax liabilities:
Depreciation and amortization	(68.0)	(66.6)
Unremitted earnings and cumulative foreign currency translation adjustments	(5.4)	(4.2)
Other—net	—	(5.8)
Total deferred tax liabilities	(73.4)	(76.6)
Deferred tax assets—net	$109.8	$138.4
Recognized as:
Net deferred income tax assets—noncurrent	118.5	150.4
Net deferred income tax liabilities—noncurrent	(8.7)	(12.0)
Total	$109.8	$138.4
As of December 31, 2015, the Company had definite-lived and indefinite-lived gross foreign net operating loss (“NOL”) carryforwards of $59.0 million. Indefinite-lived NOL carryforwards totaled $36.5 million with the remainder being definite-lived. An immaterial amount of these definite-lived NOL carryforwards will begin to expire in 2016, with the remainder of the definite-lived NOL carryforwards to expire no later than 2025. The valuation allowance recorded for NOL carryforwards is $4.2 million as of December 31, 2015.

As of December 31, 2015, the Company had various definite-lived U.S. state tax credit carryforwards of $8.8 million net of the federal tax benefit. An immaterial amount of these state tax credit carryforwards will begin to expire in 2016, with the remainder of the state tax credit carryforwards to expire no later than 2025. The valuation allowance recorded for state tax credit carryforwards is $5.6 million, net of the federal tax benefit, as of December 31, 2015.
As of December 31, 2015, the Company incurred a statutory loss on the investment in its Russian business of $26.5 million. This loss will be tax deductible in the Netherlands when the Russian entity is liquidated, and a deferred tax asset of $6.6 million has been recorded as of December 31, 2015. The Company expects to utilize $1.6 million of this deferred tax asset, and a valuation allowance of $5.0 million has been recorded for the remainder.
Income taxes paid net of refunds were $134.2 million, $183.7 million, and $159.3 million in the years ended December 31, 2015, 2014 and 2013, respectively. The income taxes were paid to or received from federal, state and foreign taxing authorities and Bristol-Myers Squibb Company (“BMS”) pursuant to the terms of the Amended and Restated Tax Matters Agreement, described below.
As of December 31, 2015, U.S. taxes have not been provided on approximately $2,300.0 million of foreign earnings as these undistributed earnings have been indefinitely invested offshore. If, in the future, these earnings were to be repatriated to the U.S. additional tax provisions would be required. It is impracticable to determine a precise estimate of the additional provision required. However, the maximum potential estimated U.S. tax liability would be $795.0 million if these earnings were to be repatriated to the United States in such a manner that the entire amount of foreign earnings would be subject to the U.S. statutory tax rate with no U.S. tax relief for foreign taxes already paid. However, the Company has no plans to repatriate these foreign earnings.
The Company’s tax returns are routinely audited by federal, state and foreign tax authorities and these tax audits are at various stages of completion at any given time. The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax filings through December 31, 2007. At December 31, 2015, the Company’s 2011 and 2012 income tax returns were under IRS examination.  The Company was also recently notified that the China tax authorities will commence an audit of tax years 2008 through 2014 in early 2016.  At December 31, 2015, tax years remaining open to examination outside the U.S. include 2006 and forward.
A reconciliation of the Company’s changes in gross uncertain tax positions is as follows:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Balance at January 1:	$127.3	$102.6	$64.7
Increases based on current year tax positions	19.9	26.6	23.8
Decreases based on current year tax positions	—	—	—
Increases based on prior year tax positions	6.5	10.4	18.9
Decreases based on prior year tax positions	(5.2)	(1.6)	—
Settlements	(2.0)	—	—
Lapse of statute of limitations	(3.7)	(9.9)	(3.8)
Cumulative translation adjustment	(1.6)	(0.8)	(1.0)
Balance at December 31:	$141.2	$127.3	$102.6
Uncertain tax positions have been recorded as part of other liabilities with a reversal of up to $7 million reasonably possible in the next 12 months primarily due to the running of statutes of limitations, of which an immaterial amount would impact the effective tax rate. The amounts of recorded uncertain tax positions that impacted the effective tax rate were $88.3 million, $69.8 million and $48.6 million as of December 31, 2015, 2014 and 2013, respectively. The Company believes that it has provided adequately for all uncertain tax positions. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.
Interest and penalties related to uncertain tax positions were $25.8 million and $19.5 million, as of December 31, 2015, and 2014, respectively, and are included as a component of other liabilities. The Company classifies interest and penalties related to uncertain tax positions as a component of provision for income taxes. The amount of interest and penalties included as a component of provision for income taxes was $7.0 million, $4.8 million and $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The Company’s products are sold principally to distributors and retailers. Wal-Mart Stores, Inc. (including Sam’s Club) accounted for 12%, 11% and 10% of the Company’s consolidated gross sales for the years ended December 31, 2015, 2014, and 2013, respectively, primarily in the North America / Europe segment. DKSH International Ltd., a distributor serving primarily Asia, accounted for 14%, 16%, and 16% of the Company’s consolidated gross sales for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company's segment, product and geographic results consisted of:

(Dollars in millions)	Net Sales	Earnings Before Interest and Income Taxes	Year-End Assets	Payments for Capital Expenditures	Depreciation and Amortization
Year ended December 31, 2015
Asia	$2,039.0	$682.0	$1,540.2	$81.5	$35.7
Latin America	757.1	175.2	573.5	18.9	10.0
North America/Europe	1,275.2	361.8	1,495.5	63.0	30.2
Total operating segments	4,071.3	1,219.0	3,609.2	163.4	75.9
Corporate and Other	—	(282.8)	388.9	10.3	23.2
Total	$4,071.3	$936.2	$3,998.1	$173.7	$99.1

Year ended December 31, 2014
Asia	$2,278.4	$818.7	$1,557.9	$119.7	$31.0
Latin America	867.5	199.0	678.6	26.9	10.7
North America/Europe	1,263.4	291.0	1,081.2	33.6	29.5
Total operating segments	4,409.3	1,308.7	3,317.7	180.2	71.2
Corporate and Other	—	(320.4)	446.1	6.4	20.4
Total	$4,409.3	$988.3	$3,763.8	$186.6	$91.6

Year ended December 31, 2013
Asia	$2,179.3	$796.2	$1,390.7	$168.1	$19.4
Latin America	861.4	207.2	716.9	33.3	10.5
North America/Europe	1,160.0	255.0	798.5	31.6	29.1
Total operating segments	4,200.7	1,258.4	2,906.1	233.0	59.0
Corporate and Other	—	(283.5)	559.6	7.4	24.1
Total	$4,200.7	$974.9	$3,465.7	$240.4	$83.1

Net Sales (Dollars in millions)	Infant Formula	Children’s Nutrition	Other	Total
Year ended December 31, 2015	$2,407.1	$1,593.1	$71.1	$4,071.3
Year ended December 31, 2014	$2,537.0	$1,788.4	$83.9	$4,409.3
Year ended December 31, 2013	$2,459.7	$1,653.3	$87.7	$4,200.7

Geographic (Dollars in millions)	United States	China*	Mexico	Singapore	Other	Total
Year ended December 31, 2015
Net Sales	$1,082.5	$1,238.9	$281.2	22.9	$1,445.8	$4,071.3
Long-Lived Assets	467.4	58.3	105.5	260.4	385.6	1,277.2
Year ended December 31, 2014
Net Sales	$1,043.3	$1,379.7	$345.5	30.5	$1,610.3	$4,409.3
Long-Lived Assets	429.9	62.2	120.2	271.5	398.3	1,282.1
Year ended December 31, 2013
Net Sales	$948.2	$1,315.8	$328.2	28.0	$1,580.5	$4,200.7
Long-Lived Assets	446.6	64.7	134.8	245.9	419.9	1,311.9
* For purposes of this disclosure, the term China refers to the Company’s businesses in mainland China and Hong Kong.

6. RESTRUCTURING
During the third quarter of 2015, the Company approved a plan to implement a business productivity program referred to as “Fuel for Growth.” Fuel for Growth, expected to be implemented over a three-year period, is designed to improve operating efficiencies and reduce costs. Fuel for Growth is expected to improve profitability and create additional investments behind brand building and growth initiatives. Fuel for Growth focuses on the optimization of resources within various support functions, integration activities within the supply chain network, and certain third party discretionary costs across the business. In 2015, approximately 150 positions were eliminated as a result of Fuel for Growth.
A summary of restructuring charges and related reserves associated with Fuel for Growth at December 31, 2015 is as follows:

Restructuring Charges	Year Ended December 31,
(Dollars in millions)	2015
Cost of Sales
Contract Termination	$10.3
Selling, General and Administrative
Other Exit Costs	0.4
Other (Income)/Expenses
Severance and Employee Benefits	13.7
Asset Write-off	0.7
$25.1

Restructuring Reserves	December 31, 2015
(Dollars in millions)	Charges	Cash Payments	Accrued Balance
Severance and Employee Benefits	$13.7	$(4.2)	$9.5
Contract Termination	10.3	—	10.3
Other Exit Costs	0.4	(0.4)	—
	$24.4	$(4.6)	$19.8

Restructuring charges are included in “Corporate and Other,” and the remainder of severance pay and benefits will be paid out in 2016. The contract termination costs will be paid over the next three years, starting in 2016.

7. EMPLOYEE STOCK BENEFIT PLANS
Long Term Incentive Plan—The Company’s Long Term Incentive Plan (“LTIP”) provides for the grant of stock options, performance share awards, restricted stock units and other stock-based awards. Executive officers and other key employees of MJN, and non-employee directors and others who provide substantial services to MJN, are eligible to be granted awards under the LTIP. Twenty-five million shares of stock were approved and registered with the Securities and Exchange Commission (the “SEC”) for grants to participants under the LTIP. The shares reserved may be used for any type of award under the LTIP. Stock-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on the historical experience of participants in the LTIP since its inception in February 2009.

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
MJN may also grant restricted stock units under the LTIP. Restrictions generally expire over a 1 to 4-year period from the date of grant. Stock-based compensation expense is recognized over the restricted period. A restricted stock unit is a right to receive stock at the end of the specified vesting period. A restricted stock unit has non-forfeitable rights to dividend equivalent payments and has no voting rights.
Stock Options—The fair value of stock options granted in 2015, 2014, and 2013 was estimated on the date of grant using the Black-Scholes option pricing model. No stock options with market conditions were granted in 2015, 2014, or 2013. The following assumptions were used in the valuations:

	2015	2014	2013
Expected volatility	24.7%	26.3%	27.0%
Risk-free interest rate	1.5%	1.7%	0.9%
Dividend yield	1.6%	1.8%	1.9%
Expected life	4.9 years	5.5 years	5.3 years

The expected volatility assumption required in the Black-Scholes model was calculated based principally on the Company’s historical volatility, and to a lesser extent, on implied volatility from publicly-traded options on the Company’s stock. The historical volatility was calculated over a period of time commensurate with the expected term of the options being valued.
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
Stock option activities were as follows:

	Shares (in thousands)	Weighted Average Exercise Price of Shares	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance—January 1, 2013	1,902	$52.11	7.7	$99.2
Granted	485	74.76
Exercised	(377)	36.06		$17.6
Forfeited or expired	(51)	73.57
Balance—December 31, 2013	1,959	60.12	7.4	$46.3
Granted	463	82.31
Exercised	(652)	56.79		$23.5
Forfeited or expired	(46)	72.55
Balance—December 31, 2014	1,724	67.01	7.3	$57.8
Granted	431	102.47
Exercised	(272)	59.54		$9.5
Forfeited or expired	(100)	84.74
Balance—December 31, 2015	1,783	75.73	7.0	$16.6
Vested—December 31, 2015	1,010	63.53	5.8	$16.1
Vested and expected to vest—December 31, 2015	1,767	$75.54	7.0	$16.6
The weighted-average grant date fair value of stock options granted is $20.21, $17.71 and $15.08 for 2015, 2014 and 2013 respectively.

Cash proceeds received from options exercised during the years ended December 31, 2015, 2014 and 2013 were $16.2 million, $37.0 million and $13.6 million, respectively. The tax benefit realized from stock options exercised was $3.4 million in 2015, $8.3 million in 2014 and $5.9 million in 2013.
At December 31, 2015, total unrecognized compensation cost related to stock options of $7.4 million is expected to be recognized over a weighted average period of 1.7 years.
Performance Share Awards—The fair value of performance share awards is based on the closing market price of MJN’s stock on the date of the grant, discounted using the risk-free interest rate as the awards do not participate in dividends. Information related to performance share awards activity is summarized as follows:

Grant Year	Performance Cycle Measurement Date	Shares Granted and Earned (in thousands)	Weighted- Average Grant- Date Fair Value	Performance Shares Outstanding at December 31, 2015 (in thousands)
2015	Annually on 12/31	148	$100.99	0
2014	Annually on 12/31	157	$78.65	124
2013	Annually on 12/31	176	$72.24	67

Shares granted and earned in the table above assumes 100% plan performance adjusted for forfeitures. Performance shares outstanding at December 31, 2015 is adjusted for actual plan achievement level for each completed performance period. Company performance in 2015 was below the minimum threshhold for shares to be earned. At December 31, 2015, total unrecognized compensation cost related to the performance share awards outstanding of $1.2 million is expected to be recognized over a weighted average period of 1.0 years.
Restricted Stock Units—The fair value of restricted stock units is determined based on the closing market price of MJN’s common stock on the grant date. A summary of restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock units—January 1, 2013	514	$50.24
Granted	133	74.85
Vested (includes cash settled)	(189)	39.14
Forfeited	(35)	62.68
Nonvested restricted stock units—December 31, 2013	423	61.59
Granted	235	83.91
Vested (includes cash settled)	(153)	44.36
Forfeited	(17)	76.11
Nonvested restricted stock units—December 31, 2014	488	77.21
Granted	205	101.11
Vested (includes cash settled)	(149)	69.55
Forfeited	(47)	83.97
Nonvested restricted stock units—December 31, 2015	497	88.81

At December 31, 2015, total unrecognized compensation cost related to nonvested restricted stock units was $24.3 million and is expected to be recognized over a weighted average period of 2.2 years.
Stock-Based Compensation Expense—The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Stock options	$7.6	$7.0	$6.5
Performance share awards	5.8	12.7	16.1
Restricted stock units	13.0	10.7	10.0
Total pre-tax stock-based compensation expense	$26.4	$30.4	$32.6
Net tax benefit related to stock-based compensation expense	$(8.8)	$(10.5)	$(11.4)

Stock-based compensation expense was recognized in the consolidated statements of earnings as follows:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Cost of products sold	$2.7	$3.0	$3.0
Selling, general and administrative	21.3	24.4	26.6
Research and development	2.4	3.0	3.0
Total stock-based compensation expense	$26.4	$30.4	$32.6

There were no costs related to stock-based compensation that were capitalized.

8. EMPLOYEE BENEFITS
Pension and Other Post-employment Benefits
Pension and Other post-employment benefits—The principal pension plan is the Mead Johnson & Company Retirement Plan in the United States (“U.S. Pension Plan”) which represents approximately 88% and 73% of the Company’s total pension and other post-employment assets and obligations, respectively. The benefits of this plan are frozen as of February 9, 2014. The Company also provides comprehensive medical and group life benefits for substantially all U.S. and Canadian retirees who elect to participate. The retiree medical plan is contributory and participation is limited to those employees who participate in their respective country’s pension plan. Contributions are adjusted periodically and vary by date of retirement. The retiree life insurance plan is non-contributory.
Changes in benefit obligations, plan assets, funded status and amounts recognized in the balance sheet were as follows:

	Pension Benefits		Other Benefits
(Dollars in millions)	2015	2014	2015	2014
Beginning benefit obligations	$388.9	$404.0	$51.6	$32.6
Service cost—benefits earned during the year	2.9	4.8	1.3	0.9
Interest cost on projected benefit obligations	13.0	15.8	2.0	1.5
Actuarial assumptions (gains)/losses	(3.0)	44.9	(5.5)	17.2
Settlements and curtailments	(25.9)	(74.2)	—	—
Benefits paid	(4.7)	(2.8)	(0.5)	(0.4)
Exchange rate changes	(4.6)	(3.6)	(0.3)	(0.2)
Benefit obligations at end of year	$366.6	$388.9	$48.6	$51.6

Beginning fair value of plan assets	$231.1	$276.1	$—	$—
Actual return on plan assets	(2.1)	20.7	—	—
Employer contributions	89.6	4.8	0.5	0.4
Settlements	(25.9)	(65.1)	—	—
Benefits paid	(4.7)	(2.8)	(0.5)	(0.4)
Exchange rate changes	(3.5)	(2.6)	—	—
Fair value of plan assets at end of year	$284.5	$231.1	$—	$—
Underfunded status at end of year	$(82.1)	$(157.8)	$(48.6)	$(51.6)

Amounts in the consolidated balance sheets include:
Other assets	$3.3	$1.7	$—	$—
Current liabilities	(1.6)	—	—	—
Pension and other post-employment liabilities	(83.8)	(159.5)	(48.6)	(51.6)
Balance in the consolidated balance sheet at end of year	$(82.1)	$(157.8)	$(48.6)	$(51.6)

Amounts in accumulated other comprehensive loss include:
Prior service/(benefit) and Transition Obligation	0.9	0.9	(0.1)	(0.2)
Balance in accumulated other comprehensive loss at end of year	$0.9	$0.9	$(0.1)	$(0.2)

Accumulated benefit obligation	$354.9	$353.4	$48.6	$51.6

The Company’s defined benefit pension and other post-employment benefit plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Years Ended December 31,
(Dollars in millions)	2015	2014
Projected benefit obligation	$386.8	$409.0
Accumulated benefit obligation	383.2	405.0
Fair value of plan assets	253.1	197.1

The net periodic benefit cost of the Company’s defined benefit pension and other post-employment benefit plans includes:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Service cost — benefits earned during the period	$2.9	$4.8	$5.2	$1.3	$0.9	$1.1
Interest cost on projected benefit obligations	13.0	15.8	14.4	2.0	1.5	1.3
Expected return on pension plan assets	(14.7)	(15.7)	(17.1)	—	—	—
Amortization of prior service/(benefit)	—	—	—	—	0.2	(0.2)
Amortization of transition cost	0.1	0.1	0.1	—	—	—

Sub-total	$1.3	$5.0	$2.6	$3.3	$2.6	$2.2
Curtailments	—	(5.4)	—	—	—	—
Net actuarial (gains)/losses	13.7	39.7	(8.2)	(5.5)	17.2	(3.8)
Total Pension and Other Post-Employment Benefit costs	$15.0	$39.3	$(5.6)	$(2.2)	$19.8	$(1.6)
Actuarial Assumptions
Weighted-average assumptions used to determine benefit obligations are established as of the balance sheet date and were as follows:

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Discount rate	4.32%	3.98%	4.47%	4.08%
Rate of compensation increase	6.09%	3.24%	4.00%	3.06%

The discount rate was determined based on the yield to maturity of high-quality corporate bonds and considering the duration of the pension plan obligations. The Aon Hewitt AA Above Median yield curve is used in developing the discount rate for the U.S. Pension Plan. Compensation rate increases represent the weighted average of plans that are not frozen and therefore excludes the U.S. Pension Plan.
Weighted-average assumptions used to determine net periodic benefit cost are established at the beginning of the plan year and were as follows:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	3.98%	4.08%	3.26%	4.08%	4.98%	3.75%
Expected long-term return on plan assets	6.25%	6.16%	5.22%	—%	—%	—%
Rate of compensation increase	3.24%	3.22%	3.59%	2.83%	3.08%	3.48%

The discount rate used to determine periodic service cost and interest costs of the overall benefit costs for the year ending December 31, 2016 will be based on spot rates derived from the same high-quality corporate bond yield curve used to determine the December 31, 2015 benefit obligation matched with separate cash flows for each future year.

The expected long-term return on plan assets was determined based on the target asset allocation, expected rate of return by each asset class and estimated future inflation. For the U.S. Pension Plan, the expected long-term return on plan assets assumption to be used to determine net periodic benefit costs for the year ending December 31, 2016 is 6.20%.

Assumed health care cost trend rates were as follows:

	December 31,
	2015	2014	2013
Health care cost trend rate assumed for next year	7.6%	6.7%	6.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.9%
Year that the rate reaches the ultimate trend rate	2024	2024	2023

Assumed health care cost trend rates affect the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Increase/(decrease) in post-employment benefit obligation	0.5	(0.4)

Plan Assets
The Company’s investment strategy for the U.S. Pension Plan assets consists of a mix of equities and fixed income in order to achieve returns over a market cycle which reduces contribution and expense at an acceptable level of risk. The target asset allocation as of December 31, 2015 was 50% public equity and 50% fixed income. Cash flow (i.e., cash contributions, benefit payments) is used to rebalance back to the targets as necessary. Investments are well diversified within each of the two major asset categories. All of the U.S. equity investments are actively managed. Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative.
The fair values of the Company’s pension plan assets by asset category were as follows:

	December 31, 2015			December 31, 2014
(Dollars in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	11.1	11.1	—	8.4	8.4	—
Equity securities:
U.S. large-cap	38.1	—	38.1	37.2	—	37.2
U.S. small-cap growth	5.5	—	5.5	4.9	—	4.9
Emerging markets	14.3	—	14.3	12.7	—	12.7
Real estate investment trusts	6.8	—	6.8	6.1	—	6.1
International large-cap value	48.2	8.1	40.1	45.1	7.5	37.6
Hedge fund	12.7	—	12.7	15.5	—	15.5
Fixed income securities:
Government bonds	48.1	—	48.1	40.2	—	40.2
Corporate bonds	94.7	—	94.7	55.5	—	55.5
Emerging markets	5.0	—	5.0	5.5	—	5.5
Total	$284.5	$19.2	$265.3	$231.1	$15.9	$215.2
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
Contributions
The Company is not required to make contributions to its U.S. Pension Plan in 2016. However, the intention is to fund the plan to avoid potential benefit restrictions and penalties, therefore, an estimated $15.0 million is expected to be contributed in 2016 to the U.S. Pension Plan.  Furthermore, the Company plans to fund current service and past service liabilities for other pension plans. There is not expected to be any cash funding for other post-employment benefit plans in 2016, except funding to cover benefit payments. MJN contributed $90.1 million, $5.2 million and $19.4 million to its pension and other post-employment benefit plans in 2015, 2014 and 2013, respectively.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in millions)	Pension Benefits	Other Benefits
2016	$33.5	$1.5
2017	29.6	2.0
2018	28.8	2.5
2019	28.9	2.9
2020	29.2	3.3
Years 2021 - 2025	138.0	19.0

Defined Contribution Benefits
Employees who meet certain eligibility requirements may participate in various defined contribution plans. Total cost recognized for all defined contribution benefit plans was $23.4 million, $22.5 million and $19.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

On June 30, 2015, the Company acquired an additional 10% of the outstanding capital stock of Nutricion, thereby increasing MJN’s ownership interest to 90%. The agreed upon purchase price paid to the noncontrolling interest owner was $24.4 million as of June 30, 2015 (based upon the agreed local currency price). In agreeing the purchase price for the incremental 10%, consideration was given to the previously agreed formula included in the Put Right as well as the fair value of the Nutricion business. The purchase price was settled during the second and third quarters of 2015. Following the impact of foreign exchange, the cash outflow associated with the acquisition was $24.2 million.

As a result of the transaction, the noncontrolling interest owner no longer has a Put Right and the Call Right was amended. The amended Call Right gives the noncontrolling interest owner the right to require MJN to sell up to 10% of the outstanding capital stock of Nutricion, exercisable from June 30, 2015 to June 30, 2022. Due to the termination of the Put Right, the remaining noncontrolling interest was recharacterized from redeemable noncontrolling interest outside of equity to noncontrolling interests within equity on the balance sheet beginning on June 30, 2015.

10. NONCONTROLLING INTERESTS
Net earnings attributable to noncontrolling interests consists of approximately 11%, 10% and 10% interests held by third parties in operating entities in China, Argentina and Indonesia, respectively.

See Note 9 for further discussion of Argentinian noncontrolling interest.

11. OTHER (INCOME)/EXPENSES—NET
The components of other (income)/expenses—net were:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Severance and other costs	$18.0	$1.3	$2.2
SEC Settlement	12.0	—	—
Loss on asset disposals	9.0	—	—
Foreign exchange losses—net	6.3	0.5	9.3
Marketable securities gain	(5.6)	—	—
Administrative penalty (China)	—	—	33.4
Gain on sale of investment	—	(4.0)	—
Pension curtailment gain	—	(5.4)	—
Other—net	(0.7)	(4.7)	3.6
Other (income)/expenses—net	$39.0	$(12.3)	$48.5

For the year ended December 31, 2015, the severance and other costs included $13.7 million of restructuring costs in association with Fuel for Growth. See Note 6 for additional information. Additionally the Company recognized in other (income)/expense payments made in connection with the SEC settlement disclosed by the Company in July 2015. The marketable securities gain is described further in Note 18.

Foreign exchange (gains)/losses losses-net for the year ended December 31, 2014 included a gain of $14.0 million, as a result of the Company’s exchange of Bolivares Fuertes for U.S. dollars through a Venezuelan government exchange at a rate more favorable than the rate used to remeasure net monetary assets of is Venezuelan subsidiary. In addition, foreign exchange (gains)/losses - net included a $6.1 million loss related to the Company’s February 2014 adoption of a new exchange rate for purposes of remeasuring the monetary assets and liabilities of its Venezuelan subsidiary. See Note 21 for additional information.

12. RECEIVABLES
The major categories of receivables were as follows:

	December 31,
(Dollars in millions)	2015	2014
Trade receivables	$296.7	$340.3
Miscellaneous receivables	51.2	57.1
Less allowances	(5.4)	(9.6)
Receivables—net	$342.5	$387.8

13. INVENTORIES
The major categories of inventories were as follows:

(Dollars in millions)	December 31,
	2015	2014
Finished goods	$251.7	$286.9
Work in process	70.3	88.9
Raw and packaging materials	162.9	179.7
Inventories	$484.9	$555.5

14. LONG-LIVED ASSETS
Property, Plant and Equipment - net
The major categories of property, plant and equipment - net were as follows:

(Dollars in millions)	December 31,
	2015	2014
Land	$12.3	$12.5
Buildings	729.6	719.8
Machinery, equipment and fixtures	786.5	736.6
Construction in progress	123.6	93.3
Accumulated depreciation	(688.0)	(649.5)
Property, plant and equipment—net	$964.0	$912.7

For the year ended December 31, 2015, buildings and machinery, equipment and fixtures increased primarily due to the Company’s investments in North America and Asia manufacturing sites. Depreciation expense was $83.7 million, $75.9 million and $63.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is primarily included in costs of products sold. Interest capitalized during the year was $0.5 million, $1.5 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s liability for asset retirement obligations was $7.3 million and $6.5 million at December 31, 2015 and 2014, respectively.
Other Intangible Assets - net

The gross carrying value and accumulated amortization by class of other intangible assets-net were as follows:

	As of December 31, 2015			As of December 31, 2014
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets
Trademark(1) .	$16.9	$—	$16.9	$26.0	$—	$26.0
Non-compete agreement(1) .	3.3	—	3.3	5.1	—	5.1
Total	20.2	—	20.2	31.1	—	31.1
Amortizable intangible assets
Computer software	136.7	(103.0)	33.7	130.3	(87.8)	42.5
Distributor-customer relationship(2) 10 year life	1.6	(0.6)	1.0	2.5	(0.7)	1.8
Total	138.3	(103.6)	34.7	132.8	(88.5)	44.3
Total other intangible assets	$158.5	$(103.6)	$54.9	$163.9	$(88.5)	$75.4
(1) Changes in balances result from currency translation.
(2) Changes in balances result from currency translation and amortization.

Amortization expense for other intangible assets was $15.4 million, $15.7 million and $19.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Expected amortization expense related to intangible assets is as follows:

(Dollars in millions) Years Ending December 31,
2016	$14.2
2017	11.8
2018	3.9
2019	1.9
2020	1.3
Later years	1.6
Non-Cash Activity
Additions to long-lived assets not yet paid were $57.2 million, $51.9 million and $89.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

15. GOODWILL

For the years ended December 31, 2015 and 2014, the change in the carrying amount of goodwill by reportable segment was as follows:

(Dollars in millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2014	$—	$177.8	$19.0	$196.8
Translation adjustments	—	(34.1)	—	(34.1)
Balance as of December 31, 2014	—	143.7	19.0	162.7
Translation adjustments	—	(36.7)	—	(36.7)
As of December 31, 2015	$—	$107.0	$19.0	$126.0

As of December 31, 2015 and 2014, the Company had no accumulated impairment loss.

16. DEBT

Short-Term Borrowings

As of December 31, 2015 and 2014, the Company’s short-term borrowings were $3.0 million and $4.1 million, respectively and consisted primarily of borrowings made by the Company’s subsidiary in Argentina. The short-term borrowings in Argentina had a weighted-average interest rate of 34.0% as of December 31, 2015. The Company intends to repay these borrowings within 12 months and has the ability to do so.

Term Loan Agreement

During the year ended December 31, 2015, the Company entered into a $1,000.0 million short-term loan agreement (the “Term Loan Agreement”) with various financial institutions, including Citibank, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A. (“JPMCB”), as Administrative Agent. The Loan Agreement was unsecured and all loans thereunder were payable at maturity in April 2016. Such borrowings were used to fund the Company’s accelerated share repurchase agreement described in Note 19. Following the offering of the 2020 Notes and the 2025 Notes, described below, the Company voluntarily paid off and terminated the Term Loan Agreement. The payoff amount of $1,000.3 million included principal, accrued and unpaid interest and a facility fee.

Five-Year Revolving Credit Facility Agreement

During the year ended December 31, 2015, the Company amended its five-year revolving credit facility agreement (the “Revolving Credit Facility”) to, among other things, change the manner of calculating the leverage ratio covenant contained in the Revolving Credit Facility. Previously, such covenant measured consolidated total debt to consolidated Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”). Pursuant to the amendment, such covenant will measure consolidated adjusted total debt to consolidated EBITDA, with adjusted total debt determined by reducing total debt by an amount equal to the lesser of (a) $500.0 million or (b) the sum of (i) 100% of the unrestricted cash and cash equivalents of the Company and its domestic consolidated subsidiaries and (ii) 65% of the unrestricted cash and cash equivalents of the Company’s foreign subsidiaries.

The Revolving Credit Facility is unsecured and repayable at maturity in June 2019, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Revolving Credit Facility is $750.0 million, which may be increased from time to time up to $1,000.0 million at the Company’s request, subject to obtaining additional commitments and other customary conditions. The Revolving Credit Facility contains financial covenants, whereby the ratio of consolidated adjusted total debt to consolidated EBITDA cannot exceed 3.50 to 1.00, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.00 to 1.00. The Company was in compliance with these financial covenants as of December 31, 2015.

Borrowings under the Revolving Credit Facility bear interest at a rate that is determined as a base rate plus a margin. The base rate is either (a) LIBOR for a specified interest period or (b) a floating rate based upon JPMorgan Chase Bank’s prime rate, the Federal Funds rate or LIBOR. The margin is determined by reference to the Company’s credit rating. The margin can range from 0.0% to 1.375% over the base rate. In addition, the Company incurs an annual 0.125% facility fee on the entire facility commitment of $750.0 million.

During the year ended December 31, 2015, the Company had gross borrowings and repayments of $446.0 million under the Revolving Credit Facility. Such borrowings were used to repurchase shares of the Company’s stock and for general corporate purposes, and were repaid following the issuance of the 2020 Notes and 2025 Notes, described below. As of December 31, 2015 and 2014, the Company had no borrowings under the Revolving Credit Facility and the Company had $750.0 million available at December 31, 2015 and 2014.

Long-Term Debt

As of December 31, 2015 and 2014, respectively, the components of long-term debt were as follows:

(Dollars in millions)	December 31,
Principal Value:	2015	2014
4.900% Notes due 2019	$700.0	$700.0
3.000% Notes due 2020	750.0	—
4.125% Notes due 2025	750.0	—
5.900% Notes due 2039	300.0	300.0
4.600% Notes due 2044	500.0	500.0
Sub-total	$3,000.0	$1,500.0
Adjustments to Principal Value:
Unamortized basis adjustment for settled interest rate swaps	7.0	8.8
Unamortized bond discount	(4.8)	(4.0)
Unamortized debt issuance costs	(21.6)	(11.1)
Fair-value interest rate swaps	0.4	(0.9)
Long-term debt	$2,981.0	$1,492.8

Year Ended December 31, 2015

During the year ended December 31, 2015, the Company issued and sold $750.0 million of 3.0% Senior Notes due November 15, 2020 (“2020 Notes”) and $750.0 million of 4.125% Senior Notes due November 15, 2025 (“2025 Notes”) at a public offering price of 99.902% and 99.958%, respectively. The Company received net proceeds of $1,487.7 million from the sale of both the 2020 Notes and 2025 Notes, after deducting underwriters' discounts and offering costs. Interest is payable on each of the 2020 Notes and 2025 Notes on May 15 and November 15 of each year. Proceeds from the 2020 Notes and 2025 Notes were used to repay the Company’s Term Loan Agreement and borrowings under the Revolving Credit Facility.

During the year ended December 31, 2015, the Company entered into a series of fair value interest rate swaps that effectively convert the Company’s 2020 Notes from a fixed rate structure to a floating rate structure. These swaps have resulted in a fair value adjustment of $3.5 million at December 31, 2015 which reduces long-term debt and is offset by a long-term derivative liability. For the year ended December 31, 2015 the swaps reduced interest expense by $1.1 million. See Note 17 for a discussion of the fair value swaps.

Year Ended December 31, 2014

During the year ended December 31, 2014, the Company issued and sold $500.0 million of 4.60% Senior Notes due June 1, 2044 at a public offering price of 99.465% (the “2044 Notes”). Net proceeds from the sale of the 2044 Notes, after deducting underwriters' discounts and offering expenses, were $492.0 million. Interest on the 2044 Notes is payable semi-annually on June 1 and December 1 of each year. Proceeds from the 2044 Notes, together with cash on hand, were used to redeem the 2014 Notes, as described below. In addition, the Company settled a series of cash flow interest rate forward swaps into which it originally entered during the fourth quarter of 2013. These swaps mitigated interest rate exposure associated with the Company’s offering of the 2044 Notes. See Note 17 for discussion of the Company’s interest rate forward swaps.

During the year ended December 31, 2014, the Company entered into a series of fair value interest rate swaps that effectively convert the Company’s 4.90% Notes due 2019 (the “2019 Notes”) from a fixed rate structure to a floating rate structure. These swaps have resulted in a fair value adjustment of $3.9 million at December 31, 2015 to increase long-term debt, which is offset by a long-term derivative asset. For the years ended December 31, 2015 and 2014 the swaps reduced interest expense by $10.0 million and $6.0 million respectively. See Note 17 for a discussion of the fair value swaps.

During the year ended December 31, 2014, the Company redeemed all of its $500.0 million of 3.50% Notes due in 2014 (the “2014 Notes”). The redemption price, which was calculated in accordance with the terms of the 2014 Notes and included principal plus a make-whole premium, was $503.5 million.

Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $3,050.2 million (Level 2) as of December 31, 2015.

Our long-term debt may be prepaid at any time, in whole or in part, at a redemption price equal to the greater of par value or an amount calculated based upon the sum of the present values of the remaining scheduled payments. Upon a change of control, we may be required to repurchase the notes for an amount equal to 101% of the then-outstanding principal amount plus accrued and unpaid interest. Interest on the notes are due semi-annually and the notes are not subject to amortization.

The components of interest expense-net were as follows:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Interest expense	$74.6	$69.9	$59.2
Interest income	(9.6)	(9.6)	(8.6)
Interest expense-net	$65.0	$60.3	$50.6
Interest payments, net of amounts related to interest rate swaps	$66.6	$72.5	$72.0

17. DERIVATIVES
The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. These financial instruments are classified as Level 2 in the fair value hierarchy at December 31, 2015 and 2014, and there were no transfers between levels in the fair value hierarchy during the periods then ended.
The following table summarizes the fair value of the Company’s outstanding derivatives:

			December 31,
(Dollars in millions)	Hedge Designation	Balance Sheet Location	2015	2014
Foreign exchange contracts	Cash Flow	Prepaid expenses and other assets	$6.4	$13.0
Interest rate forward swaps	Fair Value	Other assets	3.9	—
Foreign exchange contracts	Cash Flow	Accrued expenses	(0.9)	(0.2)
Interest rate forward swaps	Fair Value	Other liabilities	(3.5)	(0.9)
Commodity contracts	Cash Flow	Accrued expenses	(0.2)	(0.8)
Net asset/(liability) of derivatives designated as hedging items			$5.7	$11.1

While certain derivatives are subject to netting arrangements with the Company’s counterparties, the Company does not offset derivative assets and liabilities within the consolidated balance sheets presented herein.
The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt at hedge inception is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings, or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at December 31, 2015 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company’s portfolio, MJN does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.
Cash Flow Hedges
As of December 31, 2015 and 2014, all of the Company’s cash flow hedges qualify as hedges of forecasted cash flows, and the effective portion of changes in fair value are temporarily reported in accumulated other comprehensive income (loss). During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges is recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings.
The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the years ended December 31, 2015, 2014, and 2013, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts
The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated inter-company purchases anticipated in the next 18 months and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying inter-company purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold. Ineffectiveness related to the Company’s foreign exchange hedges on earnings was $0.9 million for the year ended December 31, 2015, and insignificant for the years ended December 31, 2014, and 2013 respectively.
The table below summarizes the Company’s outstanding foreign exchange forward contracts at December 31, 2015. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

(Dollars in millions)	Weighted-average Forward Rate	Notional Amount	Fair Value Asset	Maturity
Foreign exchange contracts:
Cash flow hedges:
Canadian dollar	1.24	$7.0	$0.7	2016
Mexican peso	16.76	55.2	2.0	2016
Malaysian ringgit	4.16	60.6	2.4	2016
Philippine peso	46.99	52.0	0.4	2016
Total foreign exchange contracts		$174.8	$5.5

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges for the years ended December 31, 2015 and 2014, were as follows:

(Dollars in millions)	2015	2014
Balance—January 1	$10.4	$3.2
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	21.4	12.1
Derivatives qualifying as cash flow hedges reclassified to cost of products sold	(23.8)	(2.0)
Change in deferred taxes	2.1	(2.9)
Balance—December 31	$10.1	$10.4

At December 31, 2015, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income was $10.1 million, all of which is expected to be reclassified into earnings within the next 12 months.

Interest Rate Forward Swaps
During 2013, the Company entered into interest rate forward starting swaps with a combined notional value of $500.0 million. The forward starting rates of the swaps ranged from 3.79% to 3.94% and had an effective date of October 31, 2014. The forward starting swaps effectively mitigated the interest rate exposure associated with the Company’s offering of the 2044 Notes, the proceeds of which were used to redeem all of the Company’s 2014 Notes. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. During 2014, and around the time of the issuance of the 2044 Notes, the Company paid $45.0 million to settle the outstanding forward swaps. This payment was recognized in accumulated other comprehensive loss and will be amortized over the life of the 2044 Notes. There was $0.5 million of ineffectiveness related to the forward swaps through the date of settlement, which was recognized as a loss within other (income)/expenses-net during the year ended December 31, 2014 . During the years ended December 31, 2015 and 2014, $1.4 million and $0.9 million of amortization of the settlement amount was recognized as incremental interest expense within interest expense-net, respectively.

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

As of December 31, 2015, the Company had commodity contracts outstanding which committed the Company to approximately $2.0 million of forecasted non-fat dry milk purchases. The ineffective portion recognized within other (income)/expenses-net was insignificant for each of the years ended December 31, 2015, 2014, and 2013.  Commodity derivatives qualifying as cash flow hedges deferred in accumulated other comprehensive loss at December 31, 2015 and 2014 was $0.7 million and $1.3 million, respectively.
Fair Value Hedges
Interest Rate Swaps
In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s then newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. For each of the years ended December 31, 2015 and 2014, the amortization of the settled swaps related to the 2019 Notes resulted in a $1.9 million reduction in interest expense. Because the Company redeemed the 2014 Notes in the third quarter of 2014, the amortization of the related swaps was completed at that time, and there was no amortization related to these swaps in the year ended December 31, 2015. See Note 16 for information related to the 2014 Notes and 2019 Notes.
During the second quarter of 2014 the Company entered into eight interest rate swaps with multiple counterparties, which have an aggregate notional amount of $700.0 million of outstanding principal. This series of swaps effectively converts the $700.0 million of 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of December 31, 2015, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $10.0 million for the year ended December 31, 2015. During the year ended December 31, 2014, the conversion of fixed to floating rate resulted in a reduction in interest expense of $6.0 million. See Note 16 for information related to the 2019 Notes.

In the fourth quarter of 2015, the Company entered into six interest rate swaps with multiple counterparties to mitigate interest rate exposure associated with the 2020 Notes. The swaps have an aggregate notional amount of $750.0 million of outstanding principal. This series of swaps effectively converts the $750.0 million of 2020 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of December 31, 2015, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $1.1 million for the year ended December 31, 2015. See Note 16 for information related to the offering of the 2020 Notes.

The following table summarizes the interest rate swaps outstanding as of December 31, 2015. The interest rate swaps for the 2019 Notes have a hedge inception date of May 2014 with a maturity date of November 2019 and the interest rate swaps for the 2020 Notes have an inception date of November 2015 and a maturity date of November 2020:

(Dollars in millions)	Notional Amount of Underlying	Fixed Rate Received	Variable Rate Paid (U.S. 3 Month LIBOR +)	Fair Value Asset/(Liability)
Swaps associated with the 2019 Notes	$700.0	4.9%	3.14%	$3.9
Swaps associated with the 2020 Notes	$750.0	3.0%	1.38%	$(3.5)
See Note 16 for discussion on the Company’s debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds, which totaled $510.1 million and $395.4 million as of December 31, 2015 and 2014, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

18. MARKETABLE SECURITIES

As of December 31, 2015 and 2014, the Company held no investments in debt securities. During the year ended December 31, 2015, the Company sold debt securities prior to maturity for $21.7 million, which had been classified as trading securities and included in prepaid expenses and other assets in the consolidated balance sheets. These investments were also purchased during 2015 and were carried at fair value based on quoted market prices and classified as Level 1 in the fair value hierarchy. The cost basis for the Company’s debt securities is determined by the specific identification method. Realized and unrealized gains and losses on trading securities are included in other (income)/expenses - net in the Company’s consolidated statements of earnings.

During the year ended December 31, 2015, the Company recognized a net gain on trading securities of $5.6 million, resulting from fluctuations in fair value and foreign exchange.

19. EQUITY
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

On September 10, 2013, MJN’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). During the year ended December 31, 2015, the Company repurchased $437.0 million of treasury shares under the 2013 Authorization. The purchase of these shares and the subsequent retirement of those shares impacted equity for the year ended December 31, 2015.

On October 20, 2015, MJN’s board of directors approved a new share repurchase authorization of an additional $1,500.0 million of the Company’s common stock (the “2015 Authorization”). On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1,000.0 million (the “Repurchase Price”) of the Company’s common stock. Under the terms of the ASR Agreement, 10,725,552 shares of common stock were received and retired by the Company on October 27, 2015 (which shares are equivalent to 85% of the number of shares of Company common stock that could be purchased with an amount of cash equal to the Repurchase Price based on the closing price of the Company’s common stock on October 22, 2015). The payments to Goldman were recorded as a reduction to shareholders’ equity consisting of a $1,000.0 million reduction to retained earnings, reflecting the value of the 10,725,552 shares received upon initial settlement and a $150.0 million decrease reflecting the value of the stock held back by Goldman pending final settlement of the ASR Agreement. At final settlement, which is expected to occur between March and June 2016, Goldman may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to Goldman, based generally on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreement, subject, in part, to certain maximum and minimum prices. The ASR Agreement was primarily funded by the 2020 Notes and 2025 Notes issuance. See Note 16 for discussion on the Company’s debt.
Changes in common shares and treasury stock, including the impact of the retirement described above, were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Treasury Stock - at Cost
Balance as of January 1, 2013	206.0	3.5	$244.6
Stock-based compensation	0.8	0.2	18.9
Treasury stock purchases	—	1.1	88.4
Balance as of December 31, 2013	206.8	4.8	$351.9

Stock-based compensation	1.0	0.1	7.9
Treasury stock purchases	—	0.6	52.9
Retirement of Treasury stock	(0.6)	(0.6)	(50.1)
Balance as of December 31, 2014	207.2	4.9	$362.6

Stock-based compensation	0.5	—	—
Treasury stock purchases	—	5.6	437.0
Retirement of Treasury stock	(5.6)	(5.6)	(437.0)
Accelerated Share Repurchase	(10.7)	—	$—
Balance as of December 31, 2015	191.4	4.9	$362.6

Changes in accumulated other comprehensive loss by component were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	Pension and Other Post-employment Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2015	$(180.4)	$(17.8)	$(0.7)	$(198.9)	$1.9		$(21.6)

Deferred Gains/(Losses)	(138.9)	19.7	(0.2)	(119.4)	(3.2)	(1)	(1.3)	(1)
Reclassification Adjustment for (Gains)/ Losses Included in Net Earnings	—	(20.6)	0.1	(20.5)	—		—
Tax Benefit/(Expense)	1.0	1.5	—	2.5	—		—
Acquisition of Noncontrolling Interest	(11.5)	—	—	(11.5)	(11.4)		22.9

Balance as of December 31, 2015	$(329.8)	$(17.2)	$(0.8)	$(347.8)	$(12.7)		$—

Balance as of January 1, 2014	$(83.6)	$15.4	$(1.0)	$(69.2)	$1.9		$(14.4)

Deferred Gains/(Losses)	(97.6)	(52.9)	—	(150.5)	—		(7.2)	(1)
Reclassification Adjustment for (Gains)/ Losses Included in Net Earnings	—	(1.2)	0.3	(0.9)	—		—
Tax Benefit/(Expense)	0.8	20.9	—	21.7	—		—
Acquisition of Noncontrolling Interest	—	—	—	—	—		—

Balance as of December 31, 2014	$(180.4)	$(17.8)	$(0.7)	$(198.9)	$1.9		$(21.6)
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

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Years Ended December 31,
	Affected Statement of Earnings Lines
(Dollars in millions)	Cost of Products Sold		Selling, General and Administrative		Tax Benefit/(Expense)		Net
	2015	2014	2015	2014	2015	2014	2015	2014
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$23.8	$2.0	$—	$—	$(5.4)	$(0.6)	$18.4	$1.4
Commodity Contracts	(1.8)	0.1	—	—	0.7	—	(1.1)	0.1
Interest Rate Forward Swap	(1.4)	(0.9)	—	—	0.5	—	(0.9)	(0.9)

Pension and Other Post-employment Benefit Plans:
Prior Service Benefits	—	(0.1)	0.1	(0.2)	—	—	0.1	(0.3)
Total Reclassifications	$20.6	$1.1	$0.1	$(0.2)	$(4.2)	$(0.6)	$16.5	$0.3

20. LEASES
Minimum rental commitments under all non-cancelable operating leases, primarily real estate leases for offices, manufacturing-related leases and vehicle leases, in effect at December 31, 2015, were:

(Dollars in millions) Years Ending December 31,
2016	$33.1
2017	30.1
2018	25.7
2019	19.7
2020	15.0
Later Years	61.4
Total Minimum Payments	$185.0

Operating lease rental expenses were $37.4 million, $39.5 million and $39.7 million in the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, MJN had capital lease obligations outstanding in the amount of $2.0 million and $2.5 million, respectively.

21. VENEZUELA CURRENCY MATTERS

Discussion of Venezuela Exchange Rates

In January 2014, the Venezuelan government enacted changes affecting the country’s currency exchange and other controls, and established a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”). CENCOEX assumed control of the sale and purchase of foreign currency in Venezuela, and has maintained the official exchange rate of 6.3 Bolivares Fuertes (“VEF”) to 1.0 U.S. dollar (“USD”) (the “Official Rate”). Additionally, the government expanded the types of transactions that may be subject to the weekly auction mechanism under the Complimentary Currency Administration System (“SICAD I”). For a period of time, the Venezuelan government announced plans for the Alternative Foreign Exchange System, also known as SICAD II, which was intended to more closely resemble a market-driven exchange.

In February 2015, the Venezuelan government combined the SICAD I and SICAD II (“SICAD”) exchange rate mechanisms and created a new market based SIMADI rate, which was generally based on supply and demand. The changes created a three tiered system. As of December 31, 2015, CENCOEX traded at 6.3 VEF to 1.0 USD, the SICAD auction markets traded at 13.5 VEF to 1.0 USD and the SIMADI traded at 198.7 VEF to 1.0 USD. The Company continues to assess the impact, if any, of these changes as the Venezuelan government issues regulations to implement them. Changes to exchange systems would impact the rate used by the Company to remeasure the net monetary assets of its Venezuelan subsidiary.

Effect on the Company’s Results

In 2014, MJN concluded that, among other items, future inter-company dividend remittances qualify for the purchase of foreign currency at the SICAD rate under the revised law. As such, MJN adopted the SICAD rate for purposes of remeasuring its Venezuelan subsidiary effective February 28, 2014. The remeasurement impact of this adoption was a loss of $6.1 million, which was recognized in MJN’s Statement of Earnings as a component of other (income)/expense - net.

During the years ended December 31, 2015 and 2014, the Company received U.S. dollars to make payments for intercompany purchases of inventory at the CENCOEX Official Rate that is more favorable than the SICAD rate used to remeasure net monetary assets of MJN’s Venezuelan subsidiary, which resulted in recognized gains of $2.4 million and $14.0 million, respectively.

For the years ended December 31, 2015 and 2014, the Venezuelan subsidiary’s net sales represented approximately 1.5% and 2.2% of total Company net sales. The Venezuelan subsidiary’s EBIT was not a material component of MJN consolidated results.

Access to Currency and Related Asset Exposures

Availability of U.S. dollars at the CENCOEX official rate have become more limited during 2015, and while we were able to secure U.S. dollars at the CENCOEX official rate through the first three quarters of 2015, we were not able to secure U.S. dollars during the fourth quarter of 2015.

The following sets forth selected information of our Venezuelan subsidiary as of December 31, 2015:

Net Monetary Assets        $44 million (591.0 million Venezuelan Bolivares; SICAD of 13.5 VEF to 1.0 USD)
Net Non-Monetary Assets        $46 million (621.0 million Venezuelan Bolivares; based on a SICAD rate of 13.5 VEF to 1.0 USD)
MJN Intercompany Payables    $51 million (U.S Dollar denominated)

The intercompany payable represents amounts owed by our Venezuelan subsidiary to our subsidiaries in Mexico and the U.S. for purchases of inventory.

22. CONTINGENCIES

In the ordinary course of business, the Company is subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health and safety matters.

The Company records accruals for contingencies when it is probable that a liability will be incurred and the loss can be reasonably estimated. Although the Company cannot predict with certainty the final resolution of lawsuits, investigations and claims asserted against the Company, MJN does not believe any currently pending legal proceeding to which the Company is a party will have a material impact on the Company’s business or financial condition, results of operations or cash flows.

23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In millions, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Year (b)
2015
Net sales	$1,094.4	$1,032.4	$977.5	$967.0	$4,071.3
Gross profit	$700.9	$676.0	$630.7	$608.4	$2,616.0
Net earnings	$207.1	$162.6	$154.6	$131.0	$655.3
Net earnings attributable to shareholders	$207.4	$162.9	$155.2	$128.0	$653.5
Basic earnings per share	$1.02	$0.80	$0.77	$0.67	$3.28
Diluted earnings per share	$1.02	$0.80	$0.77	$0.67	$3.27
2014
Net sales	$1,113.3	$1,111.1	$1,090.7	$1,094.2	$4,409.3
Gross profit	$707.6	$684.3	$652.8	$664.0	$2,708.7
Net earnings	$207.8	$176.1	$188.3	$156.6	$728.8
Net earnings attributable to shareholders	$202.4	$171.4	$187.6	$158.4	$719.8
Basic earnings per share	$1.00	$0.85	$0.93	$0.78	$3.55
Diluted earnings per share	$1.00	$0.84	$0.92	$0.78	$3.54

(a) During the fourth quarter of 2015 the Company recognized expenses of $25.1 million associated with Fuel for Growth.
(b)When aggregated, EPS for the four quarters of 2015 does not equal the full year EPS figure due to the variability of quarterly earnings and the timing of share repurchases.

SCHEDULE II
MEAD JOHNSON NUTRITION COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Provisions for bad debts	Bad debts written off	Other	Balance at end of period
(Dollars in millions)
Allowances for Doubtful Accounts
For the year ended December 31, 2015	$9.6	$(0.2)	$(3.1)	$(0.9)	$5.4
For the year ended December 31, 2014	6.5	4.3	(0.6)	(0.6)	9.6
For the year ended December 31, 2013	7.6	0.6	(0.2)	(1.5)	6.5

Description	Balance at beginning of period	Provision for valuation allowance	Release of valuation allowance/ other	Balance at end of period
(Dollars in millions)
Valuation Allowance on Deferred Tax Assets
For the year ended December 31, 2015	$7.7	$9.3	$(2.2)	$14.8
For the year ended December 31, 2014	7.3	1.8	(1.4)	7.7
For the year ended December 31, 2013	6.1	3.8	(2.6)	7.3

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.    CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2015 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2015, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and has issued its attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which appears below.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Mead Johnson Nutrition Company
Glenview, Illinois

We have audited the internal control over financial reporting of Mead Johnson Nutrition Company and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 17, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 17, 2016

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION.
None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is set forth under the headings “Board of Directors and Corporate Governance – Board of Directors,” “Board of Directors and Corporate Governance – Code of Ethics,” “Board of Directors and Corporate Governance – Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) and is incorporated herein by reference. The 2016 Proxy Statement will be filed with the SEC within 120 days after the end of our 2015 fiscal year. See Part I, “Executive Officers of the Registrant” of this annual report for information regarding executive officers of the Company.

Item 11.    EXECUTIVE COMPENSATION.
The information required by this Item 11 is set forth under the headings “Board of Directors and Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation and Management Development Committee Report,” “Executive Compensation” and “Board of Directors and Corporate Governance – Compensation of Directors” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 is set forth under the headings “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance – Board of Directors – Director Independence” in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is set forth under the headings “Audit Related Matters – Fees Paid to Independent Registered Public Accounting Firm” and “Audit Related Matters – Pre-approval of Audit and Permissible Non-Audit Services” in our 2016 Proxy Statement and is incorporated herein by reference.

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

MEAD JOHNSON NUTRITION COMPANY
Date:	February 17, 2016	By:	/s/ Michel Cup
Michel Cup
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 17, 2016	By:	/s/ Peter Kasper Jakobsen
Peter Kasper Jakobsen
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 17, 2016	By:	/s/ Michel Cup
Michel Cup
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 17, 2016	By:	/s/ James E. Shiah
James E. Shiah
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Date:	February 17, 2016	By:	/s/ James M. Cornelius
James M. Cornelius
Chairman of the Board of Directors

Date:	February 17, 2016	By:	/s/ Steven M. Altschuler, M.D.
Steven M. Altschuler, M.D.
Director

Date:	February 17, 2016	By:	/s/ Howard B. Bernick
Howard B. Bernick
Director

Date:	February 17, 2016	By:	/s/ Kimberly A. Casiano
Kimberly A. Casiano
Director

Date:	February 17, 2016	By:	/s/ Anna C. Catalano
Anna C. Catalano
Director

Date:	February 17, 2016	By:	/s/ Celeste A. Clark, Ph.D.
Celeste A. Clark, Ph.D.
Director

Date:	February 17, 2016	By:	/s/ Stephen W. Golsby
Stephen W. Golsby
Director

Date:	February 17, 2016	By:	/s/ Michael Grobstein
Michael Grobstein
Director

Date:	February 17, 2016	By:	/s/ Peter G. Ratcliffe
Peter G. Ratcliffe
Director

Date:	February 17, 2016	By:	/s/ Michael A. Sherman
Michael A. Sherman
Director

Date:	February 17, 2016	By:	/s/ Elliott Sigal, M.D., Ph.D.
Elliott Sigal, M.D., Ph.D.
Director

Date:	February 17, 2016	By:	/s/ Robert S. Singer
Robert S. Singer
Director

EXHIBIT INDEX

Exhibit Number	Description

3	Articles of Incorporation and Bylaws
3.1	Second Amended and Restated Certificate of Incorporation of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 8, 2010)
3.2	Amended and Restated By-laws of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 30, 2012)

4	Instruments defining the rights of the security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-156298) filed on January 14, 2009)
4.2
Indenture, dated as of November 1, 2009, by and between Mead Johnson Nutrition Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on November 12, 2009)

4.3
First Supplemental Indenture, dated as of November 5, 2009, by and among Mead Johnson Nutrition Company, Mead Johnson & Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including forms of the 4.90% Notes due 2019 and 5.90% Notes due 2039 Notes) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 12, 2009)

4.4
Second Supplemental Indenture, dated as of May 13, 2014, between Mead Johnson Nutrition Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of the 4.60% Senior Notes due June 1, 2044) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 13, 2014)

4.5
Third Supplemental Indenture, dated as of November 3, 2015, between Mead Johnson Nutrition Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including forms of the 3.000% Senior Notes due 2020 and 4.125% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2015)

10	Material Contracts
10.1
Separation Agreement by and between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company, dated January 31, 2009 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.2
Employee Matters Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company, dated January 31, 2009 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.3
Second Amended and Restated Transitional Services Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition, dated December 18, 2009 (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 25, 2010)

10.4
Amended and Restated Tax Matters Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 23, 2009)

10.5
First Amendment, dated June 27, 2014, to Five Year Revolving Credit Facility Agreement among Mead Johnson Nutrition Company, Mead Johnson & Company, LLC, various subsidiaries of the Company party thereto from time to time, various financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014)

10.6
Amendment No. 2 to Five Year Revolving Credit Facility Agreement, dated as of November 5, 2015, among Mead Johnson Nutrition Company, various financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent

10.7
Six-Month $1,000,000,000,000 Term Loan Agreement, dated as of October 21, 2015, among Mead Johnson Nutrition Company, Mead Johnson & Company, LLC, Citibank, N.A.(as Syndication Agent) and JPMorgan Chase Bank, N.A. (as Administrative Agent)

10.8	Master Confirmation (ASR) Agreement, dated October 22, 2015, between Mead Johnson Nutrition Company and Goldman, Sachs & Co.
10.9	Supplemental Confirmation to Master Confirmation (ASR) Agreement, dated October 22, 2015, between Mead Johnson Nutrition Company and Goldman, Sachs & Co.

10.10*	Mead Johnson Nutrition Company Long Term Incentive Plan (incorporated by reference to Addendum A to Definitive Proxy Statement on Schedule 14A filed on March 23, 2015)
10.11*
Mead Johnson Nutrition Company Senior Executive Performance Incentive Plan (As Amended and Restated Effective as of January 1, 2015) (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 27, 2015)

10.12*
Mead Johnson & Company Benefit Equalization Plan-Retirement Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.13*
Mead Johnson & Company Benefit Equalization Plan-Retirement Savings Plan (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.14*	Mead Johnson & Company Key International Pension Plan (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.15*	Second Amended and Restated Mead Johnson & Company, LLC Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 5, 2014)
10.16*
Third Amended and Restated Mead Johnson & Company, LLC Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2014)

10.17*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.18*	Form of Performance Shares Agreement (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.19*	Form of Director Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.20*	Form of Employee Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.21*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on December 23, 2009)
10.22*	Form of 2013 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)
10.23*	Form of 2013 Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)
10.24*
Form of 2013 Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)

10.25*	Form of 2013 Performance Share Award Agreement (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)
10.26*	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014)
10.27*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed on July 23, 2015)
10.28*
Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed on July 23, 2015)

10.29*
Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed on July 23, 2015)

10.30*	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed on July 23, 2015)
10.31*	Letter Agreement between the Company and Mr. William C. P’Pool (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014)
10.32*	Letter Agreement between the Company and Mr. Peter G. Leemputte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2015
10.33*
Amendment No. 1 to Letter Agreement, dated May 20, 2015, between the Company and Mr. Peter G. Leemputte (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed on July 23, 2015)

10.34*	Employment Letter, dated June 30, 2015, between the Company and Mr. Michel Cup (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2015
10.35*
Employment Letter, dated September 1, 2015, between the Company and Mr. Charles Urbain (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2015)

10.36*	Employment Letter, dated December 8, 2014, between the Company and Mr. Patrick M. Sheller

21	Subsidiaries of the Registrant
21.1	Subsidiaries of the Registrant

23	Consents of Experts and Counsel
23.1	Consent of Deloitte & Touche LLP

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer

32	Section 1350 Certifications
32.1	Certification of the Chief Executive Officer
32.2	Certification of the Chief Financial Officer

101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Compensatory plan or arrangement.