Form 10-Q
period 2016-03-31
Mead Johnson Nutrition Co
filed 2016-04-28
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 25, 2016, there were 186,663,922 shares of the registrant’s common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
NET SALES	$962.1	$1,094.4
Cost of Products Sold	347.6	393.5
GROSS PROFIT	614.5	700.9
Operating Expenses:
Selling, General and Administrative	198.9	233.2
Advertising and Promotion	151.8	144.4
Research and Development	25.4	25.9
Other (Income)/Expenses—net	88.3	12.2
EARNINGS BEFORE INTEREST AND INCOME TAXES	150.1	285.2

Interest Expense—net	26.2	13.8
EARNINGS BEFORE INCOME TAXES	123.9	271.4

Provision for Income Taxes	47.2	64.3
NET EARNINGS	76.7	207.1
Less Net Earnings/(Loss) Attributable to Noncontrolling Interests	4.0	(0.3)
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$72.7	$207.4
Earnings per Share—Basic
Net Earnings Attributable to Shareholders	$0.39	$1.02
Earnings per Share—Diluted
Net Earnings Attributable to Shareholders	$0.39	$1.02

Weighted Average Shares—Basic	186.6	202.4
Weighted Average Shares—Diluted	186.7	202.9
Dividends Declared per Share	$0.4125	$0.4125

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
NET EARNINGS	$76.7	$207.1

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	5.9	(37.7)
Tax Effect on Foreign Currency Translation Adjustments	0.2	0.2
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	(11.6)	7.4
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	(5.5)	(1.9)
Tax Effect on Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	3.8	(1.5)
OTHER COMPREHENSIVE LOSS	(7.2)	(33.5)

COMPREHENSIVE INCOME	69.5	173.6

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	3.2	(0.9)

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$66.3	$174.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,702.3	$1,701.4
Receivables—net of allowances of $5.2 and $5.4, respectively	368.2	342.5
Inventories	486.9	484.9
Income Taxes Receivable	10.2	13.2
Prepaid Expenses and Other Assets	66.8	60.4
Total Current Assets	2,634.4	2,602.4
Property, Plant and Equipment – net	927.0	964.0
Goodwill	120.0	126.0
Other Intangible Assets – net	50.5	54.9
Deferred Income Taxes – net of valuation allowance	124.1	118.5
Other Assets	160.8	132.3
TOTAL	$4,016.8	$3,998.1
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$3.1	$3.0
Accounts Payable	473.9	481.5
Dividends Payable	77.7	77.8
Accrued Expenses	224.8	213.0
Accrued Rebates and Returns	378.1	376.8
Deferred Income	13.4	35.5
Income Taxes Payable	71.3	65.7
Total Current Liabilities	1,242.3	1,253.3
Long-Term Debt	3,012.6	2,981.0
Deferred Income Taxes	6.6	8.7
Pension and Other Post-employment Liabilities	138.3	132.4
Other Liabilities	209.4	215.2
Total Liabilities	4,609.2	4,590.6
COMMITMENTS AND CONTINGENCIES

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 191.6 and 191.4 issued, respectively	1.9	1.9
Additional Paid-in/(Distributed) Capital	(552.8)	(564.2)
Retained Earnings	632.3	640.4
Treasury Stock – at cost	(362.6)	(362.6)
Accumulated Other Comprehensive Loss	(354.2)	(347.8)
Total Shareholders’ Equity/(Deficit)	(635.4)	(632.3)
Noncontrolling Interests	43.0	39.8
Total Equity/(Deficit)	(592.4)	(592.5)
TOTAL	$4,016.8	$3,998.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(Dollars in millions, except per share data)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity/(Deficit)	Redeemable Non- controlling Interest
Balance as of January 1, 2016	$1.9	$(564.2)	$640.4	$(362.6)	$(347.8)	$39.8	$(592.5)	$—
Stock-based Compensation Awards (includes tax shortfalls of $0.3)		11.4	(3.5)				7.9
Cash Dividends Declared ($0.4125 per share)			(77.3)				(77.3)
Net Earnings			72.7			4.0	76.7
Other Comprehensive Loss					(6.4)	(0.8)	(7.2)
Balance as of March 31, 2016	$1.9	$(552.8)	$632.3	$(362.6)	$(354.2)	$43.0	$(592.4)	$—

Balance as of January 1, 2015	$2.1	$(641.3)	$1,775.0	$(362.6)	$(198.9)	$9.5	$583.8	$66.0
Stock-based Compensation Awards (includes excess tax benefits of $3.0)		15.8	(7.2)				8.6
Cash Dividends Declared ($0.4125 per share)			(83.8)				(83.8)
Net Earnings			207.4			(0.6)	206.8	0.3
Redeemable Noncontrolling Interest Accretion			(6.1)				(6.1)	6.1
Other Comprehensive Loss		0			(32.9)		(32.9)	(0.6)
Balance as of March 31, 2015	$2.1	$(625.5)	$1,885.3	$(362.6)	$(231.8)	$8.9	$676.4	$71.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$76.7	$207.1
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	24.9	24.1
Impairment of Long-Lived Assets	45.9	—
Other	36.0	22.9
Changes in Assets and Liabilities	(23.4)	22.1
Pension and Other Post-employment Benefit Contributions	—	(1.7)
Net Cash Provided by Operating Activities	160.1	274.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(55.6)	(46.1)
Proceeds from Sale of Property, Plant and Equipment	0.1	0.2
Net Cash Used in Investing Activities	(55.5)	(45.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	0.4	—
Repayments of Short-term Borrowings	(0.1)	(4.0)
Debt Issuance Costs	(0.1)	—
Payments of Dividends	(77.4)	(76.0)
Stock-based Compensation-related Proceeds and Excess Tax Benefits	3.7	6.9
Stock-based Compensation Tax Withholdings	(3.5)	(7.2)
Net Cash Used in Financing Activities	(77.0)	(80.3)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(26.7)	(12.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	0.9	136.2
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,701.4	1,297.7
End of Period	$1,702.3	$1,433.9

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

The condensed consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2016 and December 31, 2015, and results of operations and cash flows for the three months ended March 31, 2016 and 2015. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of full-year operating results or future performance.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those used to prepare the Company’s annual report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the audited year-end financial statements and accompanying notes included in the Company’s 2015 Form 10-K.

Recently Issued Accounting Standards—In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based compensation arrangements, including accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification of related amounts on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The updated standard requires most leases to be reflected on the balance sheet. It also aligns many of the underlying principles of the new lessor model with those of ASC No. 606, Revenue from Contracts with Customers. The updated standard becomes effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard becomes effective for MJN in the first quarter of 2018. The Company is currently evaluating the impact that the updated standard will have on its consolidated financial statements and related disclosures.

3.                                      EARNINGS PER SHARE

The Company uses the two-class method to calculate earnings per share. The numerator for basic and diluted earnings per share is net earnings attributable to shareholders reduced by dividends and undistributed earnings attributable to unvested shares. The denominator for basic earnings per share is the weighted-average shares outstanding during the period. The denominator for diluted earnings per share is the weighted-average number of shares outstanding adjusted for the effect of dilutive stock options and performance share awards.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2016	2015
Basic earnings per share:
Weighted-average shares outstanding	186.6	202.4
Net earnings attributable to shareholders	$72.7	$207.4
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.4)
Net earnings attributable to shareholders used for basic earnings per share calculation	$72.4	$207.0
Net earnings attributable to shareholders per share	$0.39	$1.02
Diluted earnings per share:
Weighted-average shares outstanding	186.6	202.4
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.1	0.5
Weighted-average shares — diluted	186.7	202.9
Net earnings attributable to shareholders	$72.7	$207.4
Dividends and undistributed earnings attributable to unvested shares	(0.3)	(0.4)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$72.4	$207.0
Net earnings attributable to shareholders per share	$0.39	$1.02

Potential shares outstanding from all stock-based awards were 3.6 million and 2.9 million as of March 31, 2016 and 2015, respectively, of which 3.5 million and 2.4 million were not included in the diluted earnings per share calculation for the three months ended March 31, 2016 and 2015, respectively.

4.                           INCOME TAXES

For the three months ended March 31, 2016 and 2015, the effective tax rate (“ETR”) was 38.1% and 23.7%, respectively. The ETR increase was primarily due to the Company’s Venezuelan subsidiary which incurred a remeasurement loss on its monetary assets and an impairment charge on its long-lived assets in 2016, both of which provided no tax benefit. See Note 17 for additional information.

The Company’s gross reserve for uncertain tax positions including penalties and interest, as of March 31, 2016 and December 31, 2015, was $182.8 million and $167.0 million, respectively. The Company believes that it has adequately provided for all uncertain tax positions. The Company is currently under examination by taxing authorities in various jurisdictions in which it operates, including its two largest businesses in the United States and China. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of the reserve for uncertain tax positions.

Pursuant to the Amended and Restated Tax Matters Agreement dated December 18, 2009, Bristol-Myers Squibb Company (“BMS”), the Company’s former parent, maintains responsibility for all uncertain tax positions which may exist in the pre-initial public offering period or which may exist as a result of the initial public offering transaction. BMS has an obligation to the Company related to uncertain tax positions, including penalties and interest, of $11.2 million and $11.1 million as of March 31, 2016 and December 31, 2015, respectively.

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

Corporate and Other consists of unallocated global business support activities, including research and development, marketing, supply chain, and general and administrative expenses; net actuarial gains and losses related to defined benefit pension and other post-employment plans; and income or expenses incurred within the operating segments that are not reflective of underlying operations and affect the comparability of the operating segments’ results.

The following table summarizes net sales and earnings before interest and income taxes for each of the reportable segments:

	Three Months Ended March 31,
	Net Sales		Earnings Before Interest and Income Taxes
(Dollars in millions)	2016	2015	2016	2015
Asia	$500.6	$581.0	$169.1	$231.5
Latin America	160.3	204.4	40.8	57.3
North America/Europe	301.2	309.0	82.0	78.3
Total reportable segments	962.1	1,094.4	291.9	367.1
Corporate and Other	—	—	(141.8)	(81.9)
Total	$962.1	$1,094.4	$150.1	$285.2

6. RESTRUCTURING
During the third quarter of 2015, the Company approved a plan to implement a business productivity program referred to as “Fuel for Growth,” which is anticipated to be implemented over a three-year period. Fuel for Growth is designed to improve operating efficiencies and reduce costs. Fuel for Growth is expected to improve profitability and create additional investments behind brand building and growth initiatives. Fuel for Growth focuses on the optimization of resources within various operating functions and certain third party costs across the business.

A summary of restructuring charges incurred during the three months ended March 31, 2016 and related reserves associated with Fuel for Growth as of March 31, 2016 is as follows:

Restructuring Charges	Three Months Ended
(Dollars in millions)	March 31, 2016
Other (Income)/Expenses- net
Severance and Employee Benefits	$8.2
Other Exist Costs	0.6
Asset Write-off	0.3
$9.1

Restructuring Reserves	Severance and Employee Benefits(1)	Contract Termination(2)	Other Exist Costs
(Dollars in millions)
Balance at December 31, 2015	$9.5	$10.3	$—
Charges	8.2	—	0.6
Cash Payments	(6.9)	—	(0.6)
Balance at March 31, 2016	$10.8	$10.3	$—
(1) Included in accrued expenses on the balance sheet.
(2) Included in accrued expenses and other liabilities on the balance sheet.

Restructuring charges are included in Corporate and Other, and the remainder of severance pay and benefits will be paid out during the next twelve months. The contract termination costs will be paid over a period from 2017 to 2019.

7.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Stock options	$2.1	$1.9
Performance share awards	2.3	4.4
Restricted stock units	3.4	2.7
Total pre-tax stock-based compensation expense	$7.8	$9.0
Net tax benefit related to stock-based compensation expense	$(2.7)	$(3.1)

During the three months ended March 31, 2016, the Company granted the following awards:

(Shares in millions)	Options/Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	1.1	$13.87
Performance share awards	0.2	$70.48
Restricted stock units	0.3	$73.76

As of March 31, 2016, the Company had the following award expense yet to be recognized:

(Dollars in millions)	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	$20.3	2.1
Performance share awards	10.6	1.5
Restricted stock units	45.5	2.8
	$76.4

8.                                    PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post-employment benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(Dollars in millions)	2016	2015	2016	2015
Service cost – benefits earned during the period	$0.7	$0.8	$0.3	$0.3
Interest cost on projected benefit obligations	3.0	3.7	0.4	0.5
Expected return on plan assets	(4.1)	(3.5)	—	—
Net periodic benefit cost	$(0.4)	$1.0	$0.7	$0.8
Net Actuarial (Gains)/Losses	6.1	—	—	—
Total net periodic expense/(benefit)	$5.7	$1.0	$0.7	$0.8

The Company remeasures its U.S. pension plan when year-to-date aggregate lump sum settlements exceed anticipated interest costs for the year, and in each subsequent quarter of that fiscal year. During the first quarter of 2016, aggregate lump sum settlements exceeded anticipated annual interest costs for 2016. As such, the Company remeasured its U.S. pension plan in the first quarter of 2016. During the three months ended March 31, 2016, the Company recognized a net actuarial loss of $6.1 million. During the three months ended March 31, 2015, there was no remeasurement, and therefore no actuarial gain or loss was recognized.

For the three months ended March 31, 2016, the Company made no contributions to pension plans. For the three months ended March 31, 2015, the Company made contributions of $1.7 million, primarily to U.S. pension plans.

9.                              OTHER (INCOME)/EXPENSES - NET

The components of other (income)/expenses - net were:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Venezuela long-lived asset impairments	$45.9	$—
Foreign exchange (gains)/losses - net	33.7	(2.8)
Restructuring, severance and other related costs	9.3	2.6
Legal settlements and other - net	(0.6)	12.4
Other (income)/expenses - net	$88.3	$12.2

During the three months ended March 31, 2016, the Company recognized an impairment charge of $45.9 million on long-lived assets of its Venezuelan subsidiary. See Note 17 for additional information.

Foreign exchange (gains)/losses - net for the three months ended March 31, 2016 included a $32.3 million loss related to the change in exchange rate used for remeasuring the monetary assets and liabilities of its Venezuelan subsidiary. See Note 17 for additional information. Foreign exchange (gains)/losses - net for the three months ended March 31, 2015 included a gain of $1.8 million as a result of the Company’s exchange of Bolivares Fuertes for U.S. dollars through a Venezuelan government exchange at a rate more favorable than the rate used to remeasure net monetary assets of its Venezuelan subsidiary.

During the three months ended March 31, 2016, restructuring, severance and other related costs included $9.1 million of restructuring costs in association with the Fuel for Growth program. See Note 6 for additional information. During the three months ended March 31, 2015, legal settlements and other - net primarily included an accrual made in connection with the SEC settlement disclosed by the Company in July 2015.

10.                                      NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in operating entities in China, Argentina and Indonesia, respectively.

11.                               INVENTORIES

The major categories of inventories were as follows:

(Dollars in millions)	March 31, 2016	December 31, 2015
Finished goods	$234.0	$251.7
Work in process	73.7	70.3
Raw and packaging materials	179.2	162.9
Inventories	$486.9	$484.9

12.                               LONG-LIVED ASSETS

Property, Plant and Equipment - net

The major categories of property, plant and equipment were as follows:

(Dollars in millions)	March 31, 2016	December 31, 2015
Land	$8.3	$12.3
Buildings and improvements	724.2	729.6
Machinery, equipment and fixtures	797.8	786.5
Construction in progress	102.2	123.6
Accumulated depreciation	(705.5)	(688.0)
Property, plant and equipment — net	$927.0	$964.0

During the three months ended March 31, 2016, the Company recognized an impairment charge of $45.9 million on long-lived assets of its Venezuelan subsidiary. See Note 17 for additional information.

Other Intangible Assets - net

The Company tests intangible assets not subject to amortization for impairment in the third quarter of each year and whenever an event occurs or circumstances change that indicate that it is more likely than not that the asset is impaired. No events have occurred through March 31, 2016 that would require the Company to review intangible assets not subject to amortization for impairment subsequent to the review performed in the third quarter of 2015.
The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2016 and December 31, 2015 were as follows:

	As of March 31, 2016			As of December 31, 2015
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trademark(1) .	$15.3	$—	$15.3	$16.9	$—	$16.9
Non-compete agreement(1) .	3.0	—	3.0	3.3	—	3.3
Sub-total	18.3	—	18.3	20.2	—	20.2
Amortizable intangible assets:
Computer software	138.1	(106.8)	31.3	136.7	(103.0)	33.7
Distributor-customer relationship(2).	1.5	(0.6)	0.9	1.6	(0.6)	1.0
Sub-total	139.6	(107.4)	32.2	138.3	(103.6)	34.7
Total other intangible assets	$157.9	$(107.4)	$50.5	$158.5	$(103.6)	$54.9
(1) Changes in balances result from currency translation.
(2) Changes in balances result from currency translation and amortization (10 year life).

Non-Cash Activity

The decrease in capital expenditures not paid was $38.4 million and $26.8 million for the three months ended March 31, 2016 and 2015, respectively.

13.                              GOODWILL

The Company tests goodwill for impairment in the third quarter of each year and whenever an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. No events have occurred through March 31, 2016 that would require the Company to review goodwill for impairment subsequent to the review performed in the third quarter of 2015.
For the three months ended March 31, 2016 and 2015, the change in the carrying amount of goodwill by reportable segment was as follows:

(Dollars in millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2016	$—	$107.0	$19.0	$126.0
Translation adjustments	—	(6.0)	—	(6.0)
Balance as of March 31, 2016	$—	$101.0	$19.0	$120.0

Balance as of January 1, 2015	$—	$143.7	$19.0	$162.7
Translation adjustments	—	(3.4)	—	(3.4)
Balance as of March 31, 2015	$—	$140.3	$19.0	$159.3

As of March 31, 2016, the Company had no accumulated impairment loss.

14.                               DEBT

Short-Term Borrowings

As of March 31, 2016 and December 31, 2015, the Company’s short-term borrowings were $3.1 million and $3.0 million, respectively, and consisted of borrowings made by the Company’s subsidiary in Argentina. The short-term borrowings in Argentina had a weighted-average interest rate of 39.0% as of March 31, 2016.

Revolving Credit Facility

As of March 31, 2016 and December 31, 2015, the Company had no borrowings from its $750.0 million revolving credit facility, and the Company had $750.0 million available at March 31, 2016. The revolving credit facility contains financial covenants and the Company was in compliance with these financial covenants as of March 31, 2016. Any borrowings under the facility are repayable at maturity in June 2019.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	March 31, 2016	December 31, 2015
Principal Value:
4.900% Notes due 2019 (“2019 Notes”)	$700.0	$700.0
3.000% Notes due 2020 (“2020 Notes”)	750.0	750.0
4.125% Notes due 2025 (“2025 Notes”)	750.0	750.0
5.900% Notes due 2039 (“2039 Notes”)	300.0	300.0
4.600% Notes due 2044 (“2044 Notes”)	500.0	500.0
Sub-total	3,000.0	3,000.0
Adjustments to Principal Value:
Unamortized basis adjustment for settled interest rate swaps	6.6	7.0
Unamortized bond discount	(4.7)	(4.8)
Unamortized debt issuance costs	(21.1)	(21.6)
Fair-value interest rate swaps	31.8	0.4
Long-term debt	$3,012.6	$2,981.0

Using quoted prices in markets that are not active, long-term debt is classified as Level 2 in the fair value hierarchy. The Company determined that the fair value of its long-term debt was $3,201.3 million as of March 31, 2016.

The components of interest expense-net were as follows:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Interest expense	$29.0	$16.4
Interest income	(2.8)	(2.6)
Interest expense-net	$26.2	$13.8

The increase in interest expense-net was driven by interest expense on the November 2015 issuance of the 2020 Notes and the 2025 Notes.

15.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. Using quoted prices in markets that are not active, these financial instruments are classified as Level 2 in the fair value hierarchy at March 31, 2016 and December 31, 2015, and there were no transfers between levels in the fair value hierarchy during the periods then ended.

The following table summarizes the fair value of the Company's outstanding derivatives:

(Dollars in millions)	Hedge Designation	Balance Sheet Location	March 31, 2016	December 31, 2015
Foreign exchange contracts	Cash Flow	Prepaid expenses and other assets	$1.8	$6.4
Interest rate swaps	Fair Value	Other assets	31.8	3.9
Foreign exchange contracts	Cash Flow	Accrued expenses	(11.2)	(0.9)
Interest rate swaps	Fair Value	Other liabilities	—	(3.5)
Commodity contracts	Cash Flow	Accrued expenses	(0.1)	(0.2)
Net asset/(liability) of derivatives designated as hedging items			$22.3	$5.7

While certain derivatives are subject to netting arrangements with the Company’s counterparties, the Company does not offset derivative assets and liabilities within the condensed consolidated balance sheets presented herein.
The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt at hedge inception is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at March 31, 2016 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company’s portfolio, MJN does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges

As of March 31, 2016 and December 31, 2015, all of the Company’s cash flow hedges qualify as hedges of forecasted cash flows, and the effective portion of changes in fair value are temporarily reported in accumulated other comprehensive income (loss). During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges is recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three months ended March 31, 2016 and 2015, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts

The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated intercompany purchases anticipated in the next 15 months and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying intercompany purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold. Ineffectiveness related to the Company’s foreign exchange hedges on earnings was $1.3 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $208.4 million, with a net fair value of $9.4 million in a net liability position. As of December 31, 2015, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $174.8 million, with a fair value of $5.5 million in net assets. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(Dollars in millions)	2016	2015
Balance—January 1	$10.1	$10.4
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(11.9)	8.0
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(6.3)	(2.4)
Change in deferred taxes	4.2	(1.5)
Balance—March 31	$(3.9)	$14.5

At March 31, 2016, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive loss was $3.9 million, $2.6 million of which is expected to be reclassified into earnings within the next 12 months.

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

As of March 31, 2016, the Company had commodity contracts outstanding which committed the Company to approximately $0.2 million of forecasted non-fat dry milk purchases. The ineffective portion recognized within other (income)/expenses - net was insignificant for the three months ended March 31, 2016 and 2015. Commodity derivatives qualifying as cash flow hedges deferred in accumulated other comprehensive loss at March 31, 2016 and December 31, 2015 was $0.5 million and $0.7 million, respectively.

Fair Value Hedges

Interest Rate Swaps

In November 2009, the Company executed several interest rate swaps to convert $700.0 million of the Company’s then newly-issued fixed rate debt to be paid in 2014 and 2019 to variable rate debt. In November 2010, the Company terminated $200.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $15.6 million. In July 2011, the Company terminated the remaining $500.0 million notional amount of fixed-to-floating interest rate swaps in exchange for cash of $23.5 million. The related basis adjustments of the underlying hedged items are being recognized as a reduction of interest expense over the remaining life of the underlying debt. For the three months ended March 31, 2016 and 2015, the amortization of the settled swaps related to the 2019 Notes resulted in a $0.5 million reduction in interest expense. Because the Company redeemed the 3.50% Notes due in 2014 in the third quarter of 2014, the amortization of the related swaps was completed at that time, and there was no amortization related to these swaps in the three months ended March 31, 2016.
During the second quarter of 2014, the Company entered into eight interest rate swaps with multiple counterparties, which have an aggregate notional amount of $700.0 million of outstanding principal. This series of swaps effectively converts the $700.0 million of 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of March 31, 2016, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $2.0 million for the three months ended March 31, 2016. During the three months ended March 31, 2015, the conversion of fixed to floating rate resulted in a reduction in interest expense of $2.7 million.

In the fourth quarter of 2015, the Company entered into six interest rate swaps with multiple counterparties to mitigate interest rate exposure associated with the 2020 Notes. The swaps have an aggregate notional amount of $750.0 million of outstanding principal. This series of swaps effectively converts the $750.0 million of 2020 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of March 31, 2016, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $2.1 million for the three months ended March 31, 2016. As the Company entered into the swaps during the fourth quarter of 2015, there was no impact to interest expense for the three months ended March 31, 2015.

The following table summarizes the interest rate swaps outstanding as of March 31, 2016. The interest rate swaps for the 2019 Notes have a hedge inception date of May 2014, and the interest rate swaps for the 2020 Notes have an inception date of November 2015. The expiration dates of the interest rate swaps are equal to the stated maturity dates of the underlying debt.

(Dollars in millions)	Notional Amount of Underlying	Fixed Rate Received	Variable Rate Paid (U.S. 3 Month LIBOR +)	Fair Value Asset
Swaps associated with the 2019 Notes	$700.0	4.9%	3.14%	$16.5
Swaps associated with the 2020 Notes	$750.0	3.0%	1.38%	$15.3

See Note 14 for additional information related to the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds, which totaled $737.0 million and $510.1 million as of March 31, 2016 and December 31, 2015, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are equivalent to par.

16.                               EQUITY

Changes in common shares and treasury stock were as follows:

(Dollars and shares in millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2016	191.4	4.9	$362.6
Stock-based compensation	0.2	—	—
Balance as of March 31, 2016	191.6	4.9	$362.6

Balance as of January 1, 2015	207.2	4.9	$362.6
Stock-based compensation	0.3	—	—
Balance as of March 31, 2015	207.5	4.9	$362.6

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

On September 10, 2013, MJN’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The authorization does not have an expiration date. During the first quarter of 2016, the Company did not repurchase any shares pursuant to the 2013 Authorization.

On October 20, 2015, MJN’s board of directors approved a new share repurchase authorization of an additional $1,500.0 million of the Company’s common stock (the “2015 Authorization”). On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1,000.0 million (the “Repurchase Price”) of the Company’s common stock. Under the terms of the ASR Agreement, 10,725,552 shares of common stock were received and retired by the Company on October 27, 2015 (which shares are equivalent to 85% of the number of shares of Company common stock that could be purchased with an amount of cash equal to the Repurchase Price based on the closing price of the Company’s common stock on October 22, 2015). The payments to Goldman were recorded as a reduction to shareholders’ equity consisting of a $1,000.0 million reduction to retained earnings, reflecting the value of the 10,725,552 shares received upon initial settlement and a $150.0 million decrease reflecting the value of the stock held back by Goldman pending final settlement of the ASR Agreement. At final settlement, which will occur during the second quarter of 2016, Goldman may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to Goldman, based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the ASR Agreement, subject, in part, to certain maximum and minimum prices. The ASR Agreement was primarily funded by the 2020 Notes and 2025 Notes issuance. See Note 14 for discussion on the Company’s debt.

The Company had a redeemable noncontrolling interest related to its subsidiary in Argentina from March 2012 through June 2015. On June 30, 2015, the noncontrolling partner exercised its single trigger put option and MJN acquired an additional 10% of the outstanding capital stock of the local entity, thereby increasing MJN’s ownership interest to 90%. At that time, the remaining noncontrolling interest was recharacterized from redeemable noncontrolling interest outside of equity to noncontrolling interests within equity on the balance sheet.

Changes in accumulated other comprehensive loss by component were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges		Pension and Other Post-employment Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2016	$(329.8)	$(17.2)		$(0.8)	$(347.8)	$(12.7)		$—

Deferred Gains/(Losses)	6.7	(11.6)			(4.9)	(0.8)	(1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings		(5.5)			(5.5)
Tax Benefit/(Expense)	0.2	3.8			4.0

Balance as of March 31, 2016	$(322.9)	$(30.5)		$(0.8)	$(354.2)	$(13.5)		$—

Balance as of January 1, 2015	$(180.4)	$(17.8)		$(0.7)	$(198.9)	$1.9		$(21.6)

Deferred Gains/(Losses)	(37.1)	7.4	(2)		(29.7)		(1)	(0.6)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings		(1.9)			(1.9)
Tax Benefit/(Expense)	0.2	(1.5)			(1.3)

Balance as of March 31, 2015	$(217.3)	$(13.8)		$(0.7)	$(231.8)	$1.9		$(22.2)
(1)Represents foreign currency translation adjustments.
(2) See Note 15 for additional information related to interest rate forward swaps.

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Three Months Ended March 31,
	Affected Statement of Earnings Lines
(Dollars in millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2016	2015	2016	2015	2016	2015
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$6.3	$2.4	$(0.6)	$(0.6)	$5.7	$1.8
Commodity Contracts	(0.4)	(0.1)	0.2	0.1	(0.2)	—
Interest Rate Forward Swap	(0.4)	(0.4)	0.1	0.1	(0.3)	(0.3)
Total Reclassifications	$5.5	$1.9	$(0.3)	$(0.4)	$5.2	$1.5

17.                               VENEZUELA MATTERS
Discussion of Venezuela Exchange Rates

In January 2014, the Venezuelan government enacted changes affecting the country’s currency exchange and other controls, and established a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”). CENCOEX

assumed control of the sale and purchase of foreign currency in Venezuela, and established the official exchange rate (“Official Rate”) of 6.3 Bolivares Fuertes (“VEF”) to 1.0 U.S. dollar (“USD”). Additionally, the government expanded the types of transactions that may be subject to the weekly auction mechanism under the Complimentary Currency Administration System (“SICAD I”). For a period of time, the Venezuelan government announced plans for the Alternative Foreign Exchange System, also known as SICAD II, which was intended to more closely resemble a market-driven exchange.

In February 2015, the Venezuelan government combined the SICAD I and SICAD II (“SICAD”) exchange rate mechanisms and created a new market based SIMADI rate, which was based on supply and demand. The changes created a three tiered system. As of December 31, 2015, CENCOEX traded at 6.3 VEF to 1.0 USD, the SICAD auction markets traded at 13.5 VEF to 1.0 USD and the SIMADI traded at 198.7 VEF to 1.0 USD.

In March 2016, the Venezuelan government devalued its currency and reduced its existing three tiered system to a two tiered system by eliminating the intermediary SICAD rate. The CENCOEX Official Rate, which continues to be used for purchases of certain essential goods, was changed to 10.0 VEF to 1.0 USD and is now referred to as DIPRO. Additionally, the SIMADI rate was replaced by a new market based rate known as DICOM, which governs all transactions not covered by DIPRO. As of March 31, 2016, DIPRO traded at 10.0 VEF to 1.0 USD and DICOM traded at 272.9 VEF to 1.0 USD.

Effect on the Company’s Results

Due to the elimination of the SICAD rate in March 2016, the Company adopted the DICOM rate for purposes of remeasuring the monetary assets and liabilities of its Venezuela subsidiary effective March 10, 2016 because the Company believes the DICOM rate would now be used to settle future intercompany dividend remittances. The remeasurement impact of this adoption was a loss of $32.3 million, which was recognized as a component of other (income)/expenses - net.

As a result of the change in the Venezuelan exchange rates, the Company concluded that an impairment indicator existed at March 31, 2016 and evaluated the carrying value of the long-lived assets of its Venezuelan subsidiary for impairment, which includes administrative office space, land and a partially completed distribution warehouse facility. Based on this evaluation, the Company concluded that the carrying value of the long-lived assets was no longer recoverable and recorded an impairment charge of $45.9 million to write down the carrying value of the assets to their fair value, which was recognized during the three months ended March 31, 2016 as a component of other (income)/expenses - net. The fair value measurements were based on market quotes from local real estate broker service firms as well as internal assessments of the best information available about the local business conditions and the political environment, including the risks associated with the local currency that would be indicative of what the assets could be sold for and are considered to be Level 3 measurements.

For the three months ended March 31, 2016, the Venezuelan subsidiary’s net sales were negligible as a percentage of total Company net sales. For the three months ended March 31, 2015, the Venezuelan subsidiary’s net sales were 2.5% of total Company net sales. The Venezuelan subsidiary’s earnings were not a material component of MJN consolidated results during the three months ended March 31, 2016 and 2015.

Remaining Asset Exposures

The following sets forth selected information of our Venezuelan subsidiary as of March 31, 2016:

Net Monetary Assets:    $1.1 million (300.2 million Venezuelan Bolivares; DICOM of 272.9 VEF to 1.0 USD)
Net Non-Monetary Assets:    $8.1 million (2,210.5 million Venezuelan Bolivares; based on a DICOM rate of 272.9 VEF to 1.0 USD)
MJN Intercompany Payables:    $52.0 million (U.S Dollar denominated)

The intercompany payable represents amounts owed by our Venezuelan subsidiary to our subsidiaries in Mexico and the U.S. for purchases of inventory.

18.                               COMMITMENTS AND CONTINGENCIES

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

ITEM 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

We are a global leader in pediatric nutrition. We are committed to being the world’s leading nutrition company for infants and children and to helping nourish the world’s children for the best start in life. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and breastfeeding mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or category-defining products across our product portfolio. We operate in four geographies which represent our operating segments: Asia, North America, Latin America and Europe. Due to similarities between North America and Europe, we aggregated these two operating segments into one reportable segment. As a result, the Company has three reportable segments: Asia, Latin America and North America/Europe.

Executive Summary

Our financial performance for the quarter ended March 31, 2016 reflects diluted earnings per share of $0.39 compared to diluted earnings per share of $1.02 for the quarter ended March 31, 2015.  This period-over-period change is attributable to the following factors:

•
The following charges, which are not indicative of ongoing results:  foreign exchange losses and long-lived asset impairment charges in Venezuela ($78.2 million), a restructuring charge related to Fuel for Growth ($9.1 million) and pension mark-to-market re-measurement ($6.1 million);

•	Lower sales in Venezuela due to intentionally reduced shipments;

•
Lower sales in China due to fast growing consumer demand for imported products and a shift in preference toward digital and baby store purchasing channels in 2015.  As noted below, the Company has launched both imported and most recently super high premium product offerings in China in response to such demand; and

•	The impact of adverse foreign currency exchange across a broad band of markets.
Despite the year-on-year comparison, the Company made good progress in the quarter on key strategic initiatives and delivered sequential growth, as planned.  Highlights include:

•
Sequential improvement from the fourth quarter of 2015 in sales in Asia, Latin America and for the consolidated Company, excluding the impact of foreign exchange. Sales in North America/Europe were lower than the fourth quarter of 2015;

•
In China, we saw improved sales momentum from our fully imported product line which also drove channel expansion in the market. At the end of the first quarter of 2016, we announced the launch of a super high premium product;

•	Operational expense savings from Fuel for Growth which were reinvested in advertising and promotion; and

•	Earnings per share benefits following share repurchases made in the third and fourth quarters of 2015.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions, except per share data)	2016	2015	% Change	2016	2015
Net Sales	$962.1	$1,094.4	(12)%
Gross Profit	614.5	700.9	(12)%	64%	64%
Operating Expenses	464.4	415.7	12%	48%	38%
Earnings before Interest and Income Taxes	150.1	285.2	(47)%	16%	26%
Interest Expense—net	26.2	13.8	90%	3%	1%
Earnings before Income Taxes	123.9	271.4	(54)%	13%	25%
Provision for Income Taxes	47.2	64.3	(27)%	5%	6%
Effective Tax Rate	38.1%	23.7%
Net Earnings	76.7	207.1	(63)%	8%	19%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	4.0	(0.3)	n/m	—%	—%
Net Earnings Attributable to Shareholders	$72.7	$207.4	(65)%	8%	19%
Weighted-Average Common Shares— Diluted	186.7	202.9
Earnings per Common Share—Diluted	$0.39	$1.02	(62)%

The results for the three months ended March 31, 2016 and 2015 include several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of on-going results (“Specified Items”) and are listed in the table below.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Venezuela foreign exchange losses and long-lived asset impairments	$78.2	$—
Restructuring, severance and other related costs	9.9	2.3
Pension and other post-employment adjustments	6.1	—
Legal settlements and related costs	—	12.7
Specified Items expense/(income)	94.2	15.0
Tax matters and the income tax impact on Specified Items	(3.5)	(0.2)
Specified Items attributable to Noncontrolling Interests	(0.1)	—
Specified Items after taxes	$90.6	$14.8

For the three months ended March 31, 2016, Specified Items included foreign exchange losses and long-lived asset impairment charges in Venezuela (see “Item 1. Financial Statements - Note 17. Venezuela Matters” for additional information). Additionally, these Specified Items included a restructuring charge related to the Company’s ongoing Fuel for Growth initiative (see “Item 1. Financial Statements - Note 6. Restructuring” for further information). During the three months ended March 31, 2015, Specified Items included an accrual made in connection with the SEC settlement disclosed by the Company in July 2015.

When incurred, gains and losses related to the remeasurement of defined benefit pension and post-employment benefit plans are classified as Specified Items. Such remeasurement reflects changes in the pension assets and liabilities above what was estimated and included in periodic costs. Factors beyond our control such as changes in discount rates, market volatility and mortality assumptions drive the remeasurement amount. Additionally, the majority of our pension and post-employment plans are frozen, and therefore the benefit provided to such employees is not related to our underlying operations. During the three months ended March 31, 2016, the remeasurement loss was driven by decreases in the discount rate used to estimate interest costs associated with the U.S. pension plan liability. During the three months ended March 31, 2015, there was no pension plan remeasurement. See “Item 1. Financial Statements - Note 8. Pension and Other Post-Employment Benefit Plans” for further additional information.

Net Sales

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of gross sales to net sales is as follows:

	Three Months Ended March 31,		% of Gross Sales
(Dollars in millions)	2016	2015	2016	2015
Gross Sales	$1,293.5	$1,414.8	100%	100%
Gross-to-Net Sales Adjustments
Women, Infant and Children (“WIC”) Rebates	183.2	193.6	14%	14%
Sales Discounts	85.7	63.8	7%	4%
Returns	20.9	21.7	2%	2%
Other (including Cash Discounts, Coupons)	41.6	41.3	3%	3%
Total Gross-to-Net Sales Adjustments	331.4	320.4	26%	23%
Total Net Sales	$962.1	$1,094.4	74%	77%

The total gross-to-net sales adjustments increased as a percentage of gross sales in 2016 compared to 2015, largely due to increased price-based promotional activity in China. WIC rebates declined in 2016 due to slightly lower participation rates in the U.S. WIC program. WIC participation guidelines are determined on a state-by-state basis and actual participation is driven by individual economic factors.

Net sales by reportable segments are shown in the table below:

	Three Months Ended March 31,			% Change Due to
(Dollars in millions)	2016	2015	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$500.6	$581.0	(14)%	(9)%	—%	(5)%
Latin America	160.3	204.4	(22)%	(13)%	7%	(16)%
North America/Europe	301.2	309.0	(3)%	(1)%	—%	(2)%
Net Sales	$962.1	$1,094.4	(12)%	(8)%	2%	(6)%

Supplemental disclosure of net sales by product category are shown in the table below:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	% Change
Infant formula	$562.9	$639.2	(12)%
Children’s nutrition	384.0	435.0	(12)%
Other	15.2	20.2	(25)%
Net Sales	$962.1	$1,094.4	(12)%

Asia sales decreased 14% in 2016 compared to 2015 and accounted for 52% of total net sales. The region faced a different economic environment in the first quarter of 2016 than it did in the first quarter of 2015. During the 2015 fiscal year, China experienced a shift in consumer preference to digital and baby store purchasing channels and imported products, while the region as a whole saw increased price-based promotions and foreign currency depreciation. This led to lower sales in the first quarter of 2016 compared to a strong first quarter of 2015 as these factors did not impact results until after March 31, 2015 and gained momentum throughout the remainder of 2015. Despite this difficult quarter-over-quarter comparison, sequential growth in the region (excluding the impact of adverse foreign exchange) since the fourth quarter of 2015 indicates that some of the challenges noted above have begun to stabilize. During the second quarter of 2015, the Company launched a fully imported product line in China, available through multiple channels, which continued to show positive results in the first quarter of 2016. Higher prices on newly launched innovation, including our imported product in China, were offset by macroeconomic developments in combination with market share weakness and increased competitive price-based promotions in key markets.

Latin America sales decreased 22% in 2016 compared to 2015 and accounted for 17% of total net sales. Sales continued to be adversely impacted by the strengthening of the U.S. dollar compared to the first quarter of 2015, most notably in Mexico and Argentina. The first quarter of 2016 was impacted by a decision made by the Company in 2015 to slow shipments to distribution channels in Venezuela due to constraints placed by the Venezuelan government on the release of U.S. dollars to settle intercompany payables associated with product shipments. For the three months ended March 31, 2016, Venezuela sales were negligible as a percentage of our total segment sales. Excluding the impact of adverse foreign currency and sales in Venezuela, segment sales increased primarily due to price increases on premium products in Mexico and inflationary price increases in Argentina. Colombia and Central America also saw increased prices.

North America/Europe sales decreased 3% in 2016 compared to 2015 and accounted for 31% of total net sales. In the U.S., the Company has seen some market share pressure and increased competitive activities which adversely impacted sales. In

Canada, continued strong growth was driven by significant market share gains in both infant and children's products. Sales in Europe continue to increase driven by market share gains in a growing allergy business.

As discussed above, we continue to note exposure related to adverse foreign currency exchange rates similar to those highlighted in the Annual Report on Form 10-K for the year ended December 31, 2015. We remain cautious of the impact of such exchange rates on our net sales results because a substantial portion of our sales are outside of the U.S. and the U.S. dollar remains strong in relation to many relevant currencies. We have implemented certain measures to offset some of the impact that lower sales has on our margins. However, if the U.S. dollar continues to strengthen or does so at an accelerated pace, we may experience a greater impact to our business. Additionally, in March 2016, the Venezuelan government revised its currency exchange regime which resulted in a devaluation of our net monetary assets and triggered an impairment review of our long-lived assets within Venezuela. As discussed in “Item 1. Financial Statements - Note 17. Venezuela Matters,” during the three months ended March 31, 2016, the rate used by the Company for financial statement translation of our Venezuela business devalued significantly, such that any future sales will result in lower U.S. dollar equivalents.

Gross Profit

	Three Months Ended March 31,
(Dollars in millions)	2016	2015	% Change
Net Sales	$962.1	$1,094.4	(12)%
Cost of Products Sold	347.6	393.5	(12)%
Gross Profit	$614.5	$700.9	(12)%
Gross Margin Percentage	63.9%	64.0%

Gross margin percentage in 2016 was in-line with 2015. The benefit that the Company recognized from lower dairy costs was offset by increased manufacturing and other commodity costs.

Operating Expenses

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Selling, General and Administrative	$198.9	$233.2	(15)%	21%	21%
Advertising and Promotion	151.8	144.4	5%	16%	13%
Research and Development	25.4	25.9	(2)%	3%	2%
Other (Income)/Expenses—net	88.3	12.2	n/m	9%	1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased in 2016 compared to 2015 primarily due to the benefit of foreign exchange and savings generated from our Fuel for Growth program. Savings were driven by a combination of lower headcount and streamlined use of third party services.

Advertising and Promotion Expenses

Advertising and promotion expenses increased in 2016 compared to 2015 primarily due to investments in China to support the launch of an imported product line in the second quarter of 2015 and channel expansion.

Other (Income)/Expenses—net

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Venezuela long-lived asset impairments	$45.9	$—
Foreign exchange (gains)/losses - net	33.7	(2.8)
Restructuring, severance and other related costs	9.3	2.6
Legal settlements and other - net	(0.6)	12.4
Other (income)/expenses - net	$88.3	$12.2

See “Item 1. Financial Statements - Note 9. Other (Income)/Expenses - Net,” “Item 1. Financial Statements - Note 17. Venezuela Matters,” and “Item 1. Financial Statements - Note 6. Restructuring” for further details.

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

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Asia	$169.1	$231.5	(27)%	34%	40%
Latin America	40.8	57.3	(29)%	26%	28%
North America/Europe	82.0	78.3	5%	27%	25%
Corporate and Other	(141.8)	(81.9)	(73)%	n/a	n/a
EBIT	$150.1	$285.2	(47)%	16%	26%

EBIT in Asia decreased 27% in 2016 compared to 2015 primarily due to lower sales volume and higher operating expenses. Increased advertising and promotional investments to support new product offerings across the segment drove the increase in operating expenses. Such increased investments were partially offset by beneficial foreign currency translation of operating expenses and Fuel for Growth program savings.

EBIT in Latin America decreased 29% in 2016 compared to 2015 primarily due to lower sales in Venezuela partially offset by the beneficial impact of foreign exchange on operating expenses.

EBIT in North America/Europe increased 5% in 2016 compared to 2015, despite lower sales, primarily due to higher margins from lower dairy costs and lower advertising and promotion and operational expenses.

Corporate and Other expenses increased primarily due to $94.2 million of Specified Items recognized as a result of the currency devaluation and long-lived asset impairments in Venezuela, Fuel for Growth program accruals and actuarial losses related to a defined benefit pension plan. Excluding the impact of these Specified Items, Corporate and Other expenses decreased primarily as a result of savings from the Fuel for Growth program.

Interest Expense —net
Net interest expense increased $12.4 million in 2016 compared to 2015. The increase was driven by interest expense on the $750.0 million of 3.0% Senior Notes due November 15, 2020 (the “2020 Notes”) and the $750.0 million of 4.125% Senior Notes due November 15, 2025 (the “2025 Notes”), both issued in November 2015. Partially offsetting the interest expense from these notes is a benefit from an interest rate swap on the 2020 Notes which reduced interest expense by $2.1 million during the three months ended March 31, 2016.

Income Taxes
The effective tax rate (“ETR”) for the three months ended March 31, 2016 and 2015 was 38.1% and 23.7%, respectively. The ETR increase was primarily due to the Company’s Venezuelan subsidiary which incurred a remeasurement loss on its monetary assets and an impairment charge on its long-lived assets in 2016, both of which provided no tax benefit.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in the Company’s operating entities in China, Argentina and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended March 31, 2016 decreased 65% to $72.7 million compared with the three months ended March 31, 2015.

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

Cash and cash equivalents totaled $1,702.3 million at March 31, 2016, of which $1,405.5 million was held outside of the United States. Cash and cash equivalents totaled $1,701.4 million as of December 31, 2015, of which $1,512.5 million was held outside of the United States.

During the first quarter of 2016, we repatriated approximately $93 million of cash not associated with permanently invested earnings to the United States from multiple jurisdictions. We did not repatriate cash to the United States during the first quarter of 2015. We expect to repatriate additional cash throughout 2016.

As a result of the Company’s evaluation of its global cash position, management has asserted that earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of March 31, 2016, approximately $922 million of cash and cash equivalents associated with permanently invested undistributed earnings were held by foreign subsidiaries. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund the Company’s U.S. operations. If we decide at a later date to repatriate these earnings to the United States, we would be required to provide U.S. taxes on these amounts.

Cash Flows

The Company believes that cash on hand and cash from operations will be sufficient to support its working capital needs, pay its operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$76.7	$207.1
Depreciation and Amortization	24.9	24.1
Impairment of Long-Lived Assets	45.9	—
Other	36.0	22.9
Changes in Assets and Liabilities	(23.4)	22.1
Pension and Other Post-employment Benefit Contributions	—	(1.7)
Total Operating Activities	160.1	274.5
Investing Activities	(55.5)	(45.9)
Financing Activities	(77.0)	(80.3)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(26.7)	(12.1)
Net Increase in Cash and Cash Equivalents	$0.9	$136.2

Cash and cash equivalents increased $0.9 million in the three months ended March 31, 2016 as operating cash flows were utilized for capital expenditures and dividends. Cash and cash equivalents were further impacted by the devaluation in Venezuela.

Cash flows from operating activities were $160.1 million and $274.5 million for the three months ended March 31, 2016 and 2015, respectively. Cash flows reflect reduced income from lower sales and other changes in working capital.

Cash flow used in investing activities was $9.6 million greater than the prior year period. The increase was the result of higher capital expenditures in 2016 as compared to 2015 related to capacity expansion for manufacturing facilities in the U.S. and Europe.

Cash flow used in financing activities was $77.0 million for the three months ended March 31, 2016, primarily driven by $77.4 million of dividend payments. For the three months ended March 31, 2015, cash flow used by financing activities was $80.3 million, primarily driven by $76.0 million of dividend payments.

Short-Term Borrowings

As of March 31, 2016 and December 31, 2015, the Company had short-term borrowings of $3.1 million and $3.0 million, respectively, made by its subsidiary in Argentina.

Revolving Credit Facility

As of March 31, 2016, the Company had no borrowings against its $750.0 million five-year revolving credit facility, and the Company had $750.0 million available under this facility. The revolving credit facility contains financial covenants and the Company was in compliance with these financial covenants as of March 31, 2016.

Long-Term Debt and Interest Rate Swaps

The components of our long-term debt are detailed in the table below:

(Dollars in millions)	Principal Amount	Interest Rate	Maturity
2019 Notes	$700.0	4.900% fixed	November 1, 2019
2020 Notes	$750.0	3.000% fixed	November 15, 2020
2025 Notes	$750.0	4.125% fixed	November 15, 2025
2039 Notes	$300.0	5.900% fixed	November 1, 2039
2044 Notes	$500.0	4.600% fixed	June 1, 2044

During the fourth quarter of 2015, we entered into a series of interest rate swaps to convert our 2020 Notes from fixed to floating for the remainder of their term in order to diversify our interest rate exposure. The interest rate swaps have an aggregate notional amount of $750.0 million of outstanding principal. As of March 31, 2016, these swaps were in an asset position with a fair value of $15.3 million.
During the second quarter of 2014, we entered into a series of interest rate swaps to convert our $700.0 million of 4.90% Notes due November 1, 2019 (the “2019 Notes”) from fixed to floating for the remainder of their term in order to diversify our interest rate exposure.  These interest rate swaps have an aggregate notional amount of $700.0 million of outstanding principal. As of March 31, 2016, these swaps were in an asset position with a fair value of $16.5 million.

For information regarding Short-Term Borrowings, Revolving Credit Facility, Long-Term Debt and Interest Rate Swaps, see “Item 1. Financial Statements - Note 14. Debt and Note 15. Derivatives and Other Financial Instruments.”

Share Repurchases
In September 2013, our board of directors approved a share repurchase authorization of up to $500.0 million of our common stock (the “2013 Authorization”). The authorization does not have an expiration date. During the first quarter of 2016, the Company did not repurchase any shares pursuant to the 2013 Authorization.

In October 2015, the Company’s board of directors approved a new share repurchase authorization of an additional $1,500.0 million of our common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date. Shares may be repurchased from time to time in the open market transactions or in privately negotiated transactions. On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1,000.0 million (the “Repurchase Price”) of our common stock. Under the terms of the ASR Agreement, 10,725,552 shares of our common stock were received by the Company on October 27, 2015 (which shares are equivalent to approximately 85% of the number of shares of our common stock that could be purchased with an amount of cash equal to the Repurchase Price based on the closing price of our common stock on October 22, 2015). At final settlement, which will occur during the second quarter of 2016, Goldman may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of our common stock or may elect to make a cash payment to Goldman, based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, subject, in part, to certain maximum and minimum prices.

Fuel for Growth Program
During the third quarter of 2015, the Company approved a plan to implement a business productivity program referred to as “Fuel for Growth,” which is expected to be implemented over a three-year period. Fuel for Growth is designed to improve operating efficiencies and reduce costs. Fuel for Growth is expected to improve profitability and create additional investments behind brand building and growth initiatives. Fuel for Growth focuses on the optimization of resources within various operating functions and certain third party cost reduction activities across the business. During the three months ended March 31, 2016, total charges associated with Fuel for Growth were $9.1 million.
Once fully implemented, Fuel for Growth is expected to reduce annual operating expenses by $120.0 million, with a targeted reduction of approximately $60.0 million during 2016. The Company is contemplating additional program activities and anticipates incremental charges in 2016 of approximately $15.0 million to $20.0 million. For additional information on the Fuel for Growth program, see “Item 1. Financial Statements – Note 6. Restructuring.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements that the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression. Such statements are likely to relate to, among other things, a discussion of goals, plans and projections regarding financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, capital expenditures, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations that involve inherent risks, uncertainties and assumptions that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: (1) the ability to sustain brand strength, particularly the Enfa family of brands; (2) the effect on the Company’s reputation of real or perceived quality issues; (3) the effect of regulatory restrictions related to the Company’s products; (4) the adverse effect of commodity costs; (5) increased competition from branded, private label, store and economy-branded products; (6) the effect of an economic downturn on consumers’ purchasing behavior and customers’ ability to pay for product; (7) inventory reductions by customers; (8) the adverse effect of changes in foreign currency exchange rates; (9) the effect of changes in economic, political and social conditions in the markets where the Company operates; (10) changing consumer preferences; (11) the possibility of changes in the WIC program, or participation in WIC; (12) legislative, regulatory or judicial action that may adversely affect the Company’s ability to advertise its products, maintain product margins, or negatively impact the Company’s reputation or result in fines or penalties that decrease earnings; and (13) the ability to develop and market new, innovative products. For additional information regarding these and other factors, see the Company’s filings with the SEC, including the 2015 Form 10-K, which filings are available upon request from the SEC or at www.meadjohnson.com. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update any forward looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Other than as stated below, there have been no material changes in the information reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2015 Form 10-K.

Venezuela Currency Risk

During the three months ended March 31, 2016, the Venezuelan government revised its currency exchange regime. Under the new regime, there are two rates, one for necessary goods (referred to as “DIPRO”) and another for all other commercial transactions (referred to as “DICOM”). At March 31, 2016, the DIPRO rate was 10.0 Bolivares Fuertes (“VEF”) to 1.0 U.S. Dollar (“USD”) and the DICOM rate traded at 272.9 VEF to 1.0 USD. Prior to this change, the Company had utilized the SICAD rate for financial statement translation, which was 13.5 VEF to 1.0 USD at December 31, 2015. Under the new regime, the Company believes the appropriate rate for financial statement translation is the DICOM rate. This change in rate resulted in a devaluation of net monetary assets and triggered an impairment review of long-lived assets within Venezuela. Charges related to impairment and devaluation totaled $78.2 million during the three months ended March 31, 2016.

The following sets forth selected information of our Venezuelan subsidiary as of March 31, 2016:

Net Monetary Assets:        $1.1 million (300.2 million Venezuela Bolivares; DICOM rate of 272.9 VEF to 1.0 USD)
Net Non-Monetary Assets:        $8.1 million (2,210.5 million Venezuela Bolivares; based on a DICOM rate of 272.9 VEF to 1.0 USD)
MJN Intercompany Payables:    $52.0 million (U.S. Dollar denominated)

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in Part I of this report under “Item 1. Financial Statements - Note 18. Commitments and Contingencies” and is incorporated by reference herein.

ITEM 1A.         RISK FACTORS.

There is no material change in the information reported under “Item 1A. Risk Factors” contained in the Company’s 2015 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

On September 11, 2013, the Company announced that its board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization does not have an expiration date. During the first quarter of 2016, the Company did not repurchase any shares pursuant to the 2013 Authorization. As of March 31, 2016, the Company had $0.4 million remaining available under the 2013 Authorization.

On October 22, 2015, the Company announced that, on October 20, 2015, its board of directors approved a new share repurchase authorization of an additional $1,500.0 million of the Company’s common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date. During the first quarter of 2016, the Company did not repurchase any shares pursuant to the 2015 Authorization. As of March 31, 2016, the Company had $500.0 million remaining available under the 2015 Authorization.

ITEM 6.     EXHIBITS.

Exhibit Number	Exhibit Description

10.1	Form of Nonqualified Stock Option Agreement

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY

Date:	April 28, 2016	By:	/s/ Michel Cup
Michel Cup
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)