Form 10-Q
period 2016-06-30
Mead Johnson Nutrition Co
filed 2016-07-28
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 25, 2016, there were 184,658,800 shares of the registrant’s common stock outstanding.

MEAD JOHNSON NUTRITION COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET SALES	$941.5	$1,032.4	$1,903.6	$2,126.8
Cost of Products Sold	333.2	356.4	680.8	749.9
GROSS PROFIT	608.3	676.0	1,222.8	1,376.9
Operating Expenses:
Selling, General and Administrative	206.7	230.2	405.6	463.4
Advertising and Promotion	166.0	190.2	317.8	334.6
Research and Development	26.4	27.7	51.8	53.6
Other (Income)/Expenses—net	(5.2)	(1.3)	83.1	10.9
EARNINGS BEFORE INTEREST AND INCOME TAXES	214.4	229.2	364.5	514.4

Interest Expense—net	26.4	13.9	52.6	27.7
EARNINGS BEFORE INCOME TAXES	188.0	215.3	311.9	486.7

Provision for Income Taxes	32.2	52.7	79.4	117.0
NET EARNINGS	155.8	162.6	232.5	369.7
Less Net Earnings/(Loss) Attributable to Noncontrolling Interests	0.7	(0.3)	4.7	(0.6)
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$155.1	$162.9	$227.8	$370.3
Earnings per Share—Basic
Net Earnings Attributable to Shareholders	$0.83	$0.80	$1.22	$1.83
Earnings per Share—Diluted
Net Earnings Attributable to Shareholders	$0.83	$0.80	$1.21	$1.82

Weighted Average Shares—Basic	186.7	202.7	186.6	202.5
Weighted Average Shares—Diluted	187.0	203.1	186.9	203.1
Dividends Declared per Share	$0.4125	$0.4125	$0.8250	$0.8250

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET EARNINGS	$155.8	$162.6	$232.5	$369.7

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	(23.3)	(11.9)	(17.4)	(49.6)
Tax Effect on Foreign Currency Translation Adjustments	0.6	(0.1)	0.8	0.1
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	5.5	1.9	(6.1)	9.3
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	(1.1)	(5.9)	(6.6)	(7.8)
Tax Effect on Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	(1.7)	2.6	2.1	1.1
OTHER COMPREHENSIVE LOSS	(20.0)	(13.4)	(27.2)	(46.9)

COMPREHENSIVE INCOME	135.8	149.2	205.3	322.8

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	0.6	10.5	3.8	9.6

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$135.2	$138.7	$201.5	$313.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,716.0	$1,701.4
Receivables—net of allowances of $5.3 and $5.4, respectively	359.5	342.5
Inventories	465.8	484.9
Income Taxes Receivable	13.0	13.2
Prepaid Expenses and Other Assets	65.6	60.4
Total Current Assets	2,619.9	2,602.4
Property, Plant and Equipment – net	925.4	964.0
Goodwill	115.8	126.0
Other Intangible Assets – net	48.9	54.9
Deferred Income Taxes – net of valuation allowance	142.3	118.5
Other Assets	176.3	132.3
TOTAL	$4,028.6	$3,998.1
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$3.8	$3.0
Accounts Payable	456.3	481.5
Dividends Payable	77.6	77.8
Accrued Expenses	193.6	213.0
Accrued Rebates and Returns	396.7	376.8
Deferred Income	10.3	35.5
Income Taxes Payable	22.2	65.7
Total Current Liabilities	1,160.5	1,253.3
Long-Term Debt	3,021.9	2,981.0
Deferred Income Taxes	6.1	8.7
Pension and Other Post-employment Liabilities	149.4	132.4
Other Liabilities	210.1	215.2
Total Liabilities	4,548.0	4,590.6
COMMITMENTS AND CONTINGENCIES

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 189.6 and 191.4 issued, respectively	1.9	1.9
Additional Paid-in/(Distributed) Capital	(537.1)	(564.2)
Retained Earnings	709.8	640.4
Treasury Stock – at cost	(362.6)	(362.6)
Accumulated Other Comprehensive Loss	(374.1)	(347.8)
Total Shareholders’ Equity/(Deficit)	(562.1)	(632.3)
Noncontrolling Interests	42.7	39.8
Total Equity/(Deficit)	(519.4)	(592.5)
TOTAL	$4,028.6	$3,998.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(Dollars in millions, except per share data)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity/(Deficit)	Redeemable Non- controlling Interest
Balance as of January 1, 2016	$1.9	$(564.2)	$640.4	$(362.6)	$(347.8)	$39.8	$(592.5)	$—
Stock-based Compensation Awards (includes tax shortfalls of $0.0)	—	27.1	(3.8)	—	—	—	23.3	—
Distributions to Noncontrolling Interests	—	—	—	—	—	(0.9)	(0.9)	—
Cash Dividends Declared ($0.8250 per share)	—	—	(154.6)	—	—	—	(154.6)	—
Net Earnings	—	—	227.8	—	—	4.7	232.5	—
Other Comprehensive Income/(Loss)	—	—	—	—	(26.3)	(0.9)	(27.2)	—
Balance as of June 30, 2016	$1.9	$(537.1)	$709.8	$(362.6)	$(374.1)	$42.7	$(519.4)	$—

Balance as of January 1, 2015	$2.1	$(641.3)	$1,775.0	$(362.6)	$(198.9)	$9.5	$583.8	$66.0
Stock-based Compensation Awards (includes excess tax benefits of $4.6)	—	34.9	(10.3)	—	—	—	24.6	—
Distributions to Noncontrolling Interests	—	—	—	—	—	(6.1)	(6.1)	(0.8)
Cash Dividends Declared ($0.8250 per share)	—	—	(167.6)	—	—	—	(167.6)
Net Earnings	—	—	370.3	—	—	(1.1)	369.2	0.5
Redeemable Noncontrolling Interest Accretion	—	—	(12.8)	—	—	—	(12.8)	12.8
Other Comprehensive Income/(Loss)	—	—	—	—	(46.4)	0.1	(46.3)	(1.3)
Acquisition of Redeemable Noncontrolling Interest	—	25.5	—	—	(10.8)	38.6	53.3	(77.2)
Balance as of June 30, 2015	$2.1	$(580.9)	$1,954.6	$(362.6)	$(256.1)	$41.0	$798.1	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$232.5	$369.7
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	49.3	48.8
Impairment of Long-Lived Assets	45.9	—
Other	38.4	26.3
Changes in Assets and Liabilities	(88.1)	14.2
Pension and Other Post-employment Benefit Contributions	(1.9)	(2.5)
Net Cash Provided by Operating Activities	276.1	456.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(80.8)	(80.0)
Proceeds from Sale of Property, Plant and Equipment	0.2	0.4
Net Cash Used in Investing Activities	(80.6)	(79.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	1.3	1.0
Repayments of Short-term Borrowings	(0.2)	(4.0)
Debt Issuance Costs	(0.1)	—
Payments of Dividends	(154.8)	(159.8)
Stock-based Compensation-related Proceeds and Excess Tax Benefits	9.6	19.7
Stock-based Compensation Tax Withholdings	(3.8)	(10.3)
Purchase of Redeemable Shares	—	(5.1)
Purchase of Trading Securities	—	(16.2)
Distributions to Noncontrolling Interests	(0.9)	(6.9)
Net Cash Used in Financing Activities	(148.9)	(181.6)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(32.0)	(17.9)
NET INCREASE IN CASH AND CASH EQUIVALENTS	14.6	177.4
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,701.4	1,297.7
End of Period	$1,716.0	$1,475.1

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

The condensed consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2016 and December 31, 2015, the results of operations for the three and six months ended June 30, 2016 and 2015 and the cash flows for the six months ended June 30, 2016 and 2015. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of full-year operating results or future performance.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard and related clarifications will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard becomes effective for MJN in the first quarter of 2018. The Company is currently evaluating the impact that the updated standard will have on its consolidated financial statements and related disclosures.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2016	2015	2016	2015
Basic earnings per share:
Weighted-average shares outstanding	186.7	202.7	186.6	202.5
Net earnings attributable to shareholders	$155.1	$162.9	$227.8	$370.3
Dividends and undistributed earnings attributable to unvested shares	(0.6)	(0.3)	(0.8)	(0.7)
Net earnings attributable to shareholders used for basic earnings per share calculation	$154.5	$162.6	$227.0	$369.6
Net earnings attributable to shareholders per share	$0.83	$0.80	$1.22	$1.83
Diluted earnings per share:
Weighted-average shares outstanding	186.7	202.7	186.6	202.5
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.3	0.4	0.3	0.6
Weighted-average shares — diluted	187.0	203.1	186.9	203.1
Net earnings attributable to shareholders	$155.1	$162.9	$227.8	$370.3
Dividends and undistributed earnings attributable to unvested shares	(0.6)	(0.3)	(0.8)	(0.7)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$154.5	$162.6	$227.0	$369.6
Net earnings attributable to shareholders per share	$0.83	$0.80	$1.21	$1.82

Potential shares outstanding from all stock-based awards were 3.5 million and 2.6 million as of June 30, 2016 and 2015, respectively, of which 3.2 million and 2.2 million were not included in the diluted earnings per share calculation for the three months ended June 30, 2016 and 2015, respectively, and 3.2 million and 2.0 million were not included in the diluted earnings per share calculation for the six months ended June 30, 2016 and 2015, respectively.

4.                           INCOME TAXES

The Company’s effective tax rate (“ETR”) differs from the statutory tax rate predominantly due to the favorable impact of tax rulings and agreements in various foreign jurisdictions. The Company and the Dutch tax authorities previously agreed to the appropriate remuneration attributable to Dutch manufacturing activities through the year ending December 31, 2019. In addition, the Company negotiated a tax ruling effective from January 1, 2013, under which certain profits in Singapore are eligible for favorable taxation through the year ending December 31, 2027.

For the three and six months ended June 30, 2016, the ETR was 17.2% and 25.5%, respectively, compared with 24.5% and 24.0% for the same periods in 2015. The ETR decrease for the three months ended June 30, 2016 was driven approximately 4% by tax credits from the repatriation of foreign earnings to the United States and a series of additional items which are insignificant both individually and in the aggregate. The ETR increase for the six months ended June 30, 2016 was driven approximately 6% by the Company’s Venezuelan subsidiary which incurred a remeasurement loss on its monetary assets and an impairment charge on its long-lived assets in 2016 (both of which provided no tax benefit), offset almost entirely by tax credits from the repatriation of foreign earnings to the United States. See Note 18 for additional information.

The Company’s gross reserve for uncertain tax positions including penalties and interest, as of June 30, 2016 and December 31, 2015, was $185.2 million and $167.0 million, respectively. The Company believes that it has adequately provided for all uncertain tax positions. The Company is currently under examination by taxing authorities in various jurisdictions in which it operates, including its two largest businesses in the United States and China. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of the reserve for uncertain tax positions.

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

The following table summarizes net sales and earnings before interest and income taxes for each of the reportable segments:

	Three Months Ended June 30,				Six Months Ended June 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(Dollars in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Asia	$456.2	$513.2	$137.0	$156.4	$956.8	$1,094.2	$306.1	$387.9
Latin America	166.5	198.4	36.2	44.8	326.8	402.8	77.0	102.1
North America/Europe	318.8	320.8	99.2	85.3	620.0	629.8	181.2	163.6
Total reportable segments	941.5	1,032.4	272.4	286.5	1,903.6	2,126.8	564.3	653.6
Corporate and Other	—	—	(58.0)	(57.3)	—	—	(199.8)	(139.2)
Total	$941.5	$1,032.4	$214.4	$229.2	$1,903.6	$2,126.8	$364.5	$514.4

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

A summary of restructuring charges recognized within other (income)/expenses - net during the three and six months ended June 30, 2016 and related reserves associated with Fuel for Growth as of June 30, 2016 is as follows:

Restructuring Charges	Three Months Ended	Six Months Ended
(Dollars in millions)	June 30, 2016	June 30, 2016
Severance and Employee Benefits	$1.3	$9.5
Other Costs	0.7	1.3
Asset Write-off	—	0.3
	$2.0	$11.1

Restructuring Reserves	Severance and Employee Benefits (1)	Contract Termination (2)	Other Costs (3)
(Dollars in millions)
Balance as of December 31, 2015	$9.5	$10.3	$—
Charges	9.5	—	1.3
Cash Payments	(11.4)	—	(0.6)
Balance as of June 30, 2016	$7.6	$10.3	$0.7
(1) Included in accrued expenses on the balance sheet.

(2) Included in accrued expenses and other liabilities on the balance sheet.
(3) Included in accounts payable on the balance sheet.

Restructuring charges are included in Corporate and Other. Reserves related to severance and employee benefits and other costs will be paid out during the next twelve months. The contract termination costs will be paid over a period from 2017 to 2019.

7.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Stock options	$3.3	$2.0	$5.4	$3.9
Performance share awards	2.3	1.1	4.6	5.5
Restricted stock units	4.4	3.4	7.8	6.1
Total pre-tax stock-based compensation expense	$10.0	$6.5	$17.8	$15.5
Net tax benefit related to stock-based compensation expense	$(3.3)	$(2.1)	$(6.0)	$(5.2)

During the six months ended June 30, 2016, the Company granted the following awards:

(Shares in millions)	Options/Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	1.1	$13.88
Performance share awards	0.2	$70.49
Restricted stock units	0.4	$74.48

As of June 30, 2016, the Company had the following award expense yet to be recognized:

(Dollars in millions)	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	$16.9	1.9
Performance share awards	8.2	1.4
Restricted stock units	42.6	2.7
	$67.7

8.                                    PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post-employment benefit plans includes:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(Dollars in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost – benefits earned during the period	$0.7	$0.7	$0.2	$0.3	$1.4	$1.5	$0.5	$0.6
Interest cost on projected benefit obligations	2.8	3.7	0.5	0.5	5.8	7.4	0.9	1.0
Expected return on plan assets	(4.1)	(3.4)	—	—	(8.2)	(6.9)	—	—
Net periodic benefit cost	$(0.6)	$1.0	$0.7	$0.8	$(1.0)	$2.0	$1.4	$1.6
Net actuarial (gains)/losses	13.1	(1.5)	—	—	19.2	(1.5)	—	—
Total net periodic expense/(benefit)	$12.5	$(0.5)	$0.7	$0.8	$18.2	$0.5	$1.4	$1.6

The Company remeasures its U.S. pension plan when year-to-date aggregate lump sum settlements exceed anticipated interest costs for the year, and in each subsequent quarter of that fiscal year. Because aggregate lump sum settlements exceeded anticipated annual interest costs for the respective year during the first quarter of 2016 and the second quarter of 2015, the Company remeasured its U.S. pension plan during the second quarter of both 2016 and 2015. During the three and six months ended June 30, 2016, the Company recognized a net actuarial loss of $13.1 million and $19.2 million, respectively. The pension remeasurement loss was driven by decreases in the discount rate associated with the U.S. pension plan liability. During the three and six months ended June 30, 2015 the Company recognized a net actuarial gain of $1.5 million.

During the six months ended June 30, 2016 and 2015, the Company contributed $1.9 million and $2.5 million, respectively, primarily to U.S. pension plans.

9.                              OTHER (INCOME)/EXPENSES - NET

The components of other (income)/expenses - net were:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Venezuela long-lived asset impairments	$—	$—	$45.9	$—
Foreign exchange (gains)/losses - net	(6.6)	4.7	27.1	1.9
Restructuring, severance and other related costs	1.9	1.1	11.2	3.7
Marketable securities (gain)/loss	—	(6.4)	—	(6.4)
Legal, settlements and other - net	(0.5)	(0.7)	(1.1)	11.7
Other (income)/expenses - net	$(5.2)	$(1.3)	$83.1	$10.9

During the first quarter of 2016, the Company recognized impairment charges of $45.9 million on long-lived assets of its Venezuelan subsidiary. See Note 18 for additional information.

Foreign exchange (gains)/losses - net for the three and six months ended June 30, 2016 included losses of $0.2 million and $32.5 million related to the devaluation of the exchange rate used for remeasuring the monetary assets and liabilities of its Venezuelan subsidiary. See Note 18 for additional information. During the three and six months ended June 30, 2016, restructuring, severance and other related costs included $2.0 million and $11.1 million, respectively, of restructuring costs in association with the Fuel for Growth program. See Note 6 for additional information.

Marketable securities (gain)/loss for the three and six months ended June 30, 2015 included a $6.4 million gain related to fluctuation in fair value and foreign exchange. See Note 16 for additional information. During the six months ended June 30, 2015, legal, settlements and other - net primarily included an accrual made in connection with the SEC settlement disclosed by the Company in July 2015.

10.                                      NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in operating entities in China, Argentina and Indonesia, respectively.

11.                               INVENTORIES

The major categories of inventories were as follows:

(Dollars in millions)	June 30, 2016	December 31, 2015
Finished goods	$239.1	$251.7
Work in process	71.1	70.3
Raw and packaging materials	155.6	162.9
Inventories	$465.8	$484.9

12.                               LONG-LIVED ASSETS

Property, Plant and Equipment - net

The major categories of property, plant and equipment were as follows:

(Dollars in millions)	June 30, 2016	December 31, 2015
Land	$8.3	$12.3
Buildings and improvements	730.0	729.6
Machinery, equipment and fixtures	792.0	786.5
Construction in progress	110.2	123.6
Accumulated depreciation	(715.1)	(688.0)
Property, plant and equipment — net	$925.4	$964.0

During the first quarter of 2016, the Company recognized an impairment charge of $45.9 million on long-lived assets of its Venezuelan subsidiary. See Note 18 for additional information.

Other Intangible Assets - net

The Company tests intangible assets not subject to amortization for impairment in the third quarter of each year and whenever an event occurs or circumstances change that indicate that it is more likely than not that the asset is impaired. No events have occurred through June 30, 2016 that would require the Company to review intangible assets not subject to amortization for impairment subsequent to the review performed in the third quarter of 2015.
The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2016 and December 31, 2015 were as follows:

	As of June 30, 2016			As of December 31, 2015
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trademark(1) .	$14.9	$—	$14.9	$16.9	$—	$16.9
Non-compete agreement(1) .	2.9	—	2.9	3.3	—	3.3
Sub-total	17.8	—	17.8	20.2	—	20.2
Amortizable intangible assets:
Computer software	140.7	(110.4)	30.3	136.7	(103.0)	33.7
Distributor-customer relationship(2).	1.4	(0.6)	0.8	1.6	(0.6)	1.0
Sub-total	142.1	(111.0)	31.1	138.3	(103.6)	34.7
Total other intangible assets	$159.9	$(111.0)	$48.9	$158.5	$(103.6)	$54.9
(1) Changes in balances result from currency translation.
(2) Changes in balances result from currency translation and amortization (10 year life).

Non-Cash Activity
Capital expenditures and the cash outflow for capital expenditures were as follows:

(Dollars in millions)	Capital expenditures	Cash outflow for capital expenditures	Increase/(Decrease) in capital expenditures not paid
Six months ended June 30, 2016	$49.0	$80.8	$(31.8)
Six months ended June 30, 2015	$52.1	$80.0	$(27.9)

13.                              GOODWILL

The Company tests goodwill for impairment in the third quarter of each year and whenever an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. No events have occurred through June 30, 2016 that would require the Company to review goodwill for impairment subsequent to the review performed in the third quarter of 2015.
For the six months ended June 30, 2016 and 2015, the change in the carrying amount of goodwill by reportable segment was as follows:

(Dollars in millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2016	$—	$107.0	$19.0	$126.0
Translation adjustments	—	(10.2)	—	(10.2)
Balance as of June 30, 2016	$—	$96.8	$19.0	$115.8

Balance as of January 1, 2015	$—	$143.7	$19.0	$162.7
Translation adjustments	—	(7.8)	—	(7.8)
Balance as of June 30, 2015	$—	$135.9	$19.0	$154.9

As of June 30, 2016, the Company had no accumulated impairment loss.

14.                               DEBT

Short-Term Borrowings

As of June 30, 2016 and December 31, 2015, the Company’s short-term borrowings were $3.8 million and $3.0 million, respectively, and consisted of borrowings made by the Company’s subsidiary in Argentina. The short-term borrowings in Argentina had a weighted-average interest rate of 39.0% as of June 30, 2016.

Revolving Credit Facility

As of June 30, 2016 and December 31, 2015, the Company had no borrowings from its $750.0 million revolving credit facility, and the Company had $750.0 million available at June 30, 2016. The revolving credit facility contains financial covenants and the Company was in compliance with these financial covenants as of June 30, 2016. Any borrowings under the facility are repayable at maturity in June 2019.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	June 30, 2016	December 31, 2015
Principal Value:
4.900% Notes due 2019 (“2019 Notes”)	$700.0	$700.0
3.000% Notes due 2020 (“2020 Notes”)	750.0	750.0
4.125% Notes due 2025 (“2025 Notes”)	750.0	750.0
5.900% Notes due 2039 (“2039 Notes”)	300.0	300.0
4.600% Notes due 2044 (“2044 Notes”)	500.0	500.0
Sub-total	3,000.0	3,000.0
Adjustments to Principal Value:
Unamortized basis adjustment for settled interest rate swaps	6.1	7.0
Unamortized bond discount	(4.6)	(4.8)
Unamortized debt issuance costs	(20.5)	(21.6)
Fair-value interest rate swaps	40.9	0.4
Long-term debt	$3,021.9	$2,981.0

Using quoted prices in markets that are not active, long-term debt is classified as Level 2 in the fair value hierarchy. The Company determined that the fair value of its long-term debt was $3,259.0 million as of June 30, 2016.

The components of interest expense-net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Interest expense	$29.5	$16.5	$58.5	$32.9
Interest income	(3.1)	(2.6)	(5.9)	(5.2)
Interest expense-net	$26.4	$13.9	$52.6	$27.7

The increase in interest expense-net was driven by interest expense on the November 2015 issuance of the 2020 Notes and the 2025 Notes.

15.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. Using quoted prices in markets that are not active, these financial instruments are classified as Level 2 in the fair value hierarchy at June 30, 2016 and December 31, 2015, and there were no transfers between levels in the fair value hierarchy during the periods then ended.

The following table summarizes the fair value of the Company's outstanding derivatives:

(Dollars in millions)	Hedge Designation	Balance Sheet Location	June 30, 2016	December 31, 2015
Foreign exchange contracts	Cash Flow	Prepaid expenses and other assets	$3.5	$6.4
Interest rate swaps	Fair Value	Other assets	40.9	3.9
Foreign exchange contracts	Cash Flow	Accrued expenses	(5.6)	(0.9)
Interest rate swaps	Fair Value	Other liabilities	—	(3.5)
Commodity contracts	Cash Flow	Accrued expenses	—	(0.2)
Net asset/(liability) of derivatives designated as hedging items			$38.8	$5.7

While certain derivatives are subject to netting arrangements with the Company’s counterparties, the Company does not offset derivative assets and liabilities within the condensed consolidated balance sheets presented herein.
The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt at hedge inception is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at June 30, 2016 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company’s portfolio, MJN does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges

As of June 30, 2016 and December 31, 2015, the Company has cash flow hedges which qualify as hedges of forecasted cash flows, with the effective portion of changes in fair value temporarily reported in accumulated other comprehensive income (loss). During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges is recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three and six months ended June 30, 2016 and 2015, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts

The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated intercompany purchases anticipated in the next 15 months and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying intercompany purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold, and ineffectiveness related to the Company’s foreign exchange hedges on earnings is recognized within other (income)/expenses - net. The ineffective portion of the hedges was $0.2 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $252.3 million, with a net fair value of $2.1 million in a net liability position. As of December 31, 2015, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $174.8 million, with a fair value of $5.5 million in net assets. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(Dollars in millions)	2016	2015
Balance—January 1	$10.1	$10.4
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(6.4)	10.2
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(7.9)	(9.2)
Change in deferred taxes	2.7	1.3
Balance—June 30	$(1.5)	$12.7

At June 30, 2016, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive loss was $1.5 million, $1.0 million of which is expected to be reclassified into earnings within the next 12 months.

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

As of June 30, 2016, the Company had commodity contracts outstanding which committed the Company to approximately $2.8 million of forecasted non-fat dry milk purchases. The effective portion of commodity derivatives qualifying as cash flow hedges is deferred in accumulated other comprehensive income (loss), and the ineffective portion is recognized within other (income)/expenses - net. Both the effective and ineffective portions of the hedges were insignificant for the three and six months ended June 30, 2016 and 2015.

Fair Value Hedges

Interest Rate Swaps
During the second quarter of 2014, the Company entered into eight interest rate swaps with multiple counterparties, which have an aggregate notional amount of $700.0 million of outstanding principal. This series of swaps effectively converts the $700.0 million of 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of June 30, 2016, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $1.9 million and $4.0 million for the three and six months ended June 30, 2016, respectively, compared to a $2.5 million and $5.2 million reduction for the same periods in 2015.

In the fourth quarter of 2015, the Company entered into six interest rate swaps with multiple counterparties to mitigate interest rate exposure associated with the 2020 Notes. The swaps have an aggregate notional amount of $750.0 million of outstanding principal. This series of swaps effectively converts the $750.0 million of 2020 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of June 30, 2016, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $1.8 million and $3.8 million for the three and six months ended June 30, 2016, respectively. As the Company entered into the swaps during the fourth quarter of 2015, there was no impact to interest expense for the three and six months ended June 30, 2015.

The following table summarizes the interest rate swaps outstanding as of June 30, 2016. The interest rate swaps for the 2019 Notes have a hedge inception date of May 2014, and the interest rate swaps for the 2020 Notes have an inception date of November 2015. The expiration dates of the interest rate swaps are equal to the stated maturity dates of the underlying debt.

(Dollars in millions)	Notional Amount of Underlying	Fixed Rate Received	Variable Rate Paid (U.S. 3 Month LIBOR +)	Fair Value Asset
Swaps associated with the 2019 Notes	$700.0	4.9%	3.14%	$19.7
Swaps associated with the 2020 Notes	$750.0	3.0%	1.38%	$21.2

See Note 14 for additional information related to the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds, which totaled $592.9 million and $510.1 million as of June 30, 2016 and December 31, 2015, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are equivalent to par.

16.                                      MARKETABLE SECURITIES

As of June 30, 2015, the Company held investments in debt securities of $22.5 million classified as trading securities, which were included in prepaid expenses and other assets. These investments were carried at fair value based on quoted market prices and classified as Level 1 in the fair value hierarchy. Cost basis for the Company’s debt securities is determined by the specific identification method. Realized and unrealized gains and losses on trading securities were included in other (income)/expenses - net.

The Company sold its investments in debt securities during the third quarter of 2015. As of June 30, 2016 and December 31, 2015, the Company held no investments in debt securities. During the three months and six months ended June 30, 2015, the Company recognized gains on trading securities of $6.4 million resulting from fluctuation in fair value and foreign exchange.

17.                               EQUITY

Changes in common shares and treasury stock were as follows:

(Dollars and shares in millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2016	191.4	4.9	$362.6
Stock-based compensation	0.3	—	—
Accelerated Share Repurchase	(2.1)	—	—
Balance as of June 30, 2016	189.6	4.9	$362.6

Balance as of January 1, 2015	207.2	4.9	$362.6
Stock-based compensation	0.5	—	—
Balance as of June 30, 2015	207.7	4.9	$362.6

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

Share Repurchase Authorizations and Accelerated Share Repurchase Agreement

In September 2013, the Company’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization does not have an expiration date. During the second quarter of 2016, the Company did not repurchase any shares pursuant to the 2013 Authorization.

In October 2015, the Company’s board of directors approved a new share repurchase authorization of an additional $1,500.0 million of the Company’s common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date. Other than the shares delivered upon final settlement of the ASR Agreement described below, during the second quarter of 2016, the Company did not repurchase any shares pursuant to the 2015 Authorization.

On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1,000.0 million (the “Repurchase Price”) of our common stock. Under the terms of the ASR Agreement, the Company paid the Repurchase Price in advance in exchange for 10,725,552 shares of our common stock received by the Company on October 27, 2015 (which shares are equivalent to approximately 85% of the number of shares of our common stock that could have been purchased with an amount of cash equal to the Repurchase Price based on the closing price of our common stock on October 22, 2015). Upon final settlement of the ASR Agreement in June 2016, an additional 2,086,050 shares were delivered to the Company for no additional consideration based generally on the daily volume-weighted average prices of our common stock over the term of the ASR Agreement. The total shares received and retired under the terms of the ASR Agreement was 12,811,602 shares with an average price paid per share of approximately $78.05. The par value of the retired shares were reflected as a reduction to common stock and the payment made to Goldman was recorded as a reduction to retained earnings within shareholders’ equity.

The ASR Agreement was primarily funded by the issuance of the 2020 Notes and 2025 Notes. See Note 14 for discussion on the Company’s debt.

Redeemable Noncontrolling Interest

The Company had a redeemable noncontrolling interest related to its subsidiary in Argentina from March 2012 through June 2015. On June 30, 2015, the noncontrolling partner exercised its single trigger put option and MJN acquired an additional 10% of the outstanding capital stock of the local entity, thereby increasing MJN’s ownership interest to 90%. The agreed upon purchase price paid to the noncontrolling interest owner was $24.4 million as of June 30, 2015 (based upon the agreed local currency price) and consisted of $5.1 million in cash and $19.3 million recorded in accrued expenses and other liabilities (paid July 17, 2015).

At that time, the remaining noncontrolling interest was recharacterized from redeemable noncontrolling interest outside of equity to noncontrolling interests within equity on the balance sheet.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges		Pension and Other Post-employment Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2016	$(329.8)	$(17.2)		$(0.8)	$(347.8)	$(12.7)		$—
Deferred Gains/(Losses)	(16.5)	(6.1)		—	(22.6)	(0.9)	(1)	—
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	(6.6)		—	(6.6)	—		—
Tax Benefit/(Expense)	0.8	2.1		—	2.9	—		—
Balance as of June 30, 2016	$(345.5)	$(27.8)		$(0.8)	$(374.1)	$(13.6)		$—

Balance as of January 1, 2015	$(180.4)	$(17.8)		$(0.7)	$(198.9)	$1.9		$(21.6)
Deferred Gains/(Losses)	(48.4)	9.3	(2)	—	(39.1)	0.1	(1)	(1.3)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	(7.8)		—	(7.8)	—		—
Tax Benefit/(Expense)	0.1	1.1		—	1.2	—		—
Acquisition of Noncontrolling Interest	(11.5)	—		—	(11.5)	(11.4)		22.9
Balance as of June 30, 2015	$(240.2)	$(15.2)		$(0.7)	$(256.1)	$(9.4)		$—
(1)Represents foreign currency translation adjustments.
(2) See Note 15 for additional information related to interest rate forward swaps.

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Three Months Ended June 30,
	Affected Statement of Earnings Lines
(Dollars in millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2016	2015	2016	2015	2016	2015
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$1.6	$6.8	$—	$(3.4)	$1.6	$3.4
Commodity Contracts	(0.2)	(0.6)	—	0.2	(0.2)	(0.4)
Interest Rate Forward Swap	(0.3)	(0.3)	0.2	0.2	(0.1)	(0.1)
Total Reclassifications	$1.1	$5.9	$0.2	$(3.0)	$1.3	$2.9

	Six Months Ended June 30,
	Affected Statement of Earnings Lines
(Dollars in millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2016	2015	2016	2015	2016	2015
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$7.9	$9.2	$(0.6)	$(4.0)	$7.3	$5.2
Commodity Contracts	(0.6)	(0.7)	0.2	0.3	(0.4)	(0.4)
Interest Rate Forward Swap	(0.7)	(0.7)	0.3	0.3	(0.4)	(0.4)
Total Reclassifications	$6.6	$7.8	$(0.1)	$(3.4)	$6.5	$4.4

18.                               VENEZUELA MATTERS
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

In March 2016, the Venezuelan government devalued its currency and reduced its existing three tiered system to a two tiered system by eliminating the intermediary SICAD rate. The CENCOEX Official Rate, which continues to be used for purchases of certain essential goods, was changed to 10.0 VEF to 1.0 USD and is now referred to as DIPRO. Additionally, the SIMADI rate was replaced by a new market based rate known as DICOM, which governs all transactions not covered by DIPRO. The DICOM rate has continued to devalue against the USD throughout the second quarter of 2016. The rates were as follows:

(VEF to 1.0 USD)	June 30, 2016	March 31, 2016
DIPRO	10.0	10.0
DICOM	628.3	272.9

Effect on the Company’s Results

Due to the elimination of the SICAD rate in March 2016, the Company adopted the DICOM rate for purposes of remeasuring the monetary assets and liabilities of its Venezuela subsidiary effective March 10, 2016 because the Company believes the DICOM rate would now be used to settle future intercompany dividend remittances. The remeasurement impact of this adoption was a loss of $32.3 million, recognized during the first quarter of 2016 as a component of other (income)/expenses - net. Additional losses in the amount of $0.2 million were recognized during the three months ended June 30, 2016 related to remeasurement of the monetary assets and liabilities due to the continued devaluation of the DICOM rate against the USD.

As a result of the change in the Venezuelan exchange rates, the Company concluded that an impairment indicator existed at March 31, 2016 and evaluated the carrying value of the long-lived assets of its Venezuelan subsidiary for impairment, which includes administrative office space, land and a partially completed distribution warehouse facility. Based on this evaluation, the Company concluded that the carrying value of the long-lived assets was no longer recoverable and recorded an impairment charge of $45.9 million to write down the carrying value of the assets to their fair value, which was recognized during the first quarter of 2016 as a component of other (income)/expenses - net. The fair value measurements were based on market quotes from local real estate broker service firms as well as internal assessments of the best information available about the local business conditions and the political environment, including the risks associated with the local currency that would be indicative of what the assets could be sold for and are considered to be Level 3 measurements.

Net sales in the Venezuelan subsidiary were negligible as a percent of total Company net sales for the three and six months ended June 30, 2016 and 2015. In addition, the Venezuelan subsidiary’s earnings were not a material component of MJN’s consolidated results during the three and six months ended June 30, 2016 and 2015.

Remaining Asset Exposures

The Venezuelan subsidiary had net monetary assets and net non-monetary assets that were negligible individually and in aggregate to the Company’s total net assets as of June 30, 2016. At June 30, 2016, the Venezuelan subsidiary had an intercompany payable in the amount of $52.7 million which represented amounts owed to the Company’s subsidiaries in Mexico and the U.S. for purchases of inventory.

19.                               COMMITMENTS AND CONTINGENCIES

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

We continue to note exposures related to adverse foreign currency exchange rates similar to those highlighted in the Annual Report on Form 10-K for the year ended December 31, 2015 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016. We remain cautious of the impact of such exchange rates on our net sales results because a substantial portion of our sales are outside of the U.S. and the U.S. dollar remains strong in relation to many relevant currencies. We have implemented certain measures to offset some of the impact that lower sales has on our margins. However, if the U.S. dollar continues to strengthen or does so at an accelerated pace, we may experience a greater impact to our business.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			% of Net Sales
(Dollars in millions, except per share data)	2016	2015	% Change	2016	2015
Net Sales	$941.5	$1,032.4	(9)%
Gross Profit	608.3	676.0	(10)%	65%	65%
Operating Expenses	393.9	446.8	(12)%	42%	43%
Earnings before Interest and Income Taxes	214.4	229.2	(6)%	23%	22%
Interest Expense—net	26.4	13.9	90%	3%	1%
Earnings before Income Taxes	188.0	215.3	(13)%	20%	21%
Provision for Income Taxes	32.2	52.7	(39)%	3%	5%
Effective Tax Rate	17.2%	24.5%
Net Earnings	155.8	162.6	(4)%	17%	16%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	0.7	(0.3)	n/m	—%	—%
Net Earnings Attributable to Shareholders	$155.1	$162.9	(5)%	16%	16%
Weighted-Average Common Shares— Diluted	187.0	203.1
Earnings per Common Share—Diluted	$0.83	$0.80	4%

The results for the three months ended June 30, 2016 and 2015 include several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of ongoing results (“Specified Items”) and are listed in the table below.

	Three Months Ended June 30,
(Dollars in millions)	2016	2015
Pension and other post-employment adjustments	$13.1	$(1.5)
Restructuring, severance and other related costs	2.5	0.2
Venezuela foreign exchange losses	0.2	—
Legal, settlements and related costs	—	0.4
Marketable securities gain - net	—	(6.3)
Tax matters and the income tax impact on Specified Items	(5.1)	(0.6)

For the three months ended June 30, 2016, Specified Items included a loss related to the remeasurement of a defined benefit pension plan, a restructuring charge related to the Company’s ongoing Fuel for Growth initiative and foreign exchange losses in

Venezuela. The pension remeasurement loss was driven by decreases in the discount rate associated with the U.S. pension plan liability.

During the three months ended June 30, 2015, Specified Items mainly included a marketable securities gain as well as a gain related to the remeasurement of a defined benefit pension plan.

For additional information on these Specified Items, see “Item 1. Financial Statements - Note 6. Restructuring, Note 8. Pension and Other Post-Employment Benefit Plans, Note 16. Marketable Securities and Note 18. Venezuela Matters.”

Specified Items include gains and losses, as incurred, related to the remeasurement of defined benefit pension and post-employment benefit plans. The remeasurement reflects changes in the pension assets and liabilities above what was estimated and included in periodic costs. Factors beyond our control such as changes in discount rates, market volatility and mortality assumptions drive the remeasurement amount. Additionally, the majority of our pension and post-employment plans are frozen, and therefore the benefit provided to such employees is not related to our underlying operations.

Net Sales

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of gross sales to net sales is as follows:

	Three Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2016	2015	2016	2015
Gross Sales	$1,304.3	$1,366.2	100%	100%
Gross-to-Net Sales Adjustments
Women, Infant and Children (“WIC”) Rebates	191.0	192.9	15%	14%
Sales Discounts	108.6	77.5	8%	6%
Returns	22.5	21.2	2%	1%
Other (including Cash Discounts, Coupons)	40.7	42.2	3%	3%
Total Gross-to-Net Sales Adjustments	362.8	333.8	28%	24%
Total Net Sales	$941.5	$1,032.4	72%	76%

The total gross-to-net sales adjustments increased as a percentage of gross sales to 28% in 2016 from 24% in 2015, primarily driven by an increase in sales discounts. Sales discounts increased due to trade investments in support of product launches in China, a portion of which was the result of a change in the nature of demand generation spending as investments previously recognized within advertising and promotion are now impacting gross-to-net sales adjustments.

Net sales by reportable segments are shown in the table below:

	Three Months Ended June 30,			% Change Due to
(Dollars in millions)	2016	2015	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$456.2	$513.2	(11)%	(5)%	(2)%	(4)%
Latin America	166.5	198.4	(16)%	(12)%	9%	(13)%
North America/Europe	318.8	320.8	(1)%	(1)%	1%	(1)%
Net Sales	$941.5	$1,032.4	(9)%	(5)%	1%	(5)%

Net sales by product category are shown in the table below:

	Three Months Ended June 30,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Infant formula	$558.0	$606.9	(8)%	59%	59%
Children’s nutrition	372.0	408.4	(9)%	40%	40%
Other	11.5	17.1	(33)%	1%	1%
Net Sales	$941.5	$1,032.4	(9)%	100%	100%

Asia
Volume declined 5% in Asia. China represented a 4% volume decline in the segment, approximately half of which was due to shifts in consumer preference towards imported products where the Company currently has lower representation. The balance of the decline was due to adverse impacts from new product testing standards for imported goods in China. The Philippines represented a 2% volume decline in the segment due to challenging market dynamics which impacted the mid-tier priced children’s business.

Price/Mix declined 2% in Asia. In China, increased trade investments had a 4% adverse impact on segment sales, partially offset by a 2% benefit to segment sales from newly launched product innovation which offset some of the decline in volume due to changes in consumer preference. Sales in Asia also benefited from price increases in most markets, most notably in the Philippines which had a 1% positive impact on segment sales.

Foreign exchange adversely impacted sales in Asia by 4% due to currency devaluation which affected all markets within the segment.

Latin America
Volume declined 12% in Latin America. Venezuela represented a 7% volume decline in the segment resulting from a decision made by the Company in 2015 to slow shipments to distribution channels in Venezuela due to constraints placed by the Venezuelan government on the release of U.S. dollars to settle intercompany payables associated with product shipments. Brazil sales volume was negatively impacted by macro-economic weakness which lowered demand for mid-priced products, resulting in a 3% adverse impact to sales volume in Latin America. Argentina represented a 2% volume decline in the segment, primarily due to competitor activity, while Mexico had a positive impact of 1% on volume in the segment, primarily due to growth driven by milk modifiers.

Price/Mix increased 9% in Latin America due to price increases taken to offset local currency devaluation, most notably in Argentina (4%), Mexico (3%) and Brazil (2%).

Foreign exchange adversely impacted sales in Latin America by 13% due to a strengthening U.S. dollar, most notably in Mexico (7%) and Argentina (6%).

North America/Europe
Sales declined slightly in North America/Europe. The specialty and solution product offerings in the U.S. were negatively impacted by strong competitive activities and reduced market share in this category, which were offset by market share gains in Canada. Price increases in the segment were driven by increases in Canada and the U.S. following innovative product launches. Sales movements in the U.S. and Canada were insignificant individually and in the aggregate. Adverse foreign exchange for the segment was almost entirely due to the translation of the Canadian dollar.

Gross Profit

	Three Months Ended June 30,
(Dollars in millions)	2016	2015	% Change
Net Sales	$941.5	$1,032.4	(9)%
Cost of Products Sold	333.2	356.4	(7)%
Gross Profit	$608.3	$676.0	(10)%
Gross Margin Percentage	64.6%	65.5%

Gross margin percentage decreased in 2016 compared to 2015. Gross margin was favorably impacted by lower dairy costs (+3.8%), which was offset by unfavorable product mix (-2.7%), adverse impact from foreign exchange (-1.7%), and a pension mark-to-market remeasurement loss (-0.5%).

Operating Expenses

	Three Months Ended June 30,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Selling, General and Administrative	$206.7	$230.2	(10)%	22%	22%
Advertising and Promotion	166.0	190.2	(13)%	18%	18%
Research and Development	26.4	27.7	(5)%	3%	3%
Other (Income)/Expenses—net	(5.2)	(1.3)	n/m	(1)%	—%

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased in 2016 compared to 2015 primarily due to approximately $25 million of savings generated from the Fuel for Growth program. Savings were driven by streamlined use of third party services and lower administrative headcount.

Advertising and Promotion Expenses

Advertising and promotion expenses decreased in 2016 compared to 2015 partially due to $8.7 million of favorable foreign exchange translation. Of the remaining decrease, $9.4 million was driven by lower expenses in Asia and $5.2 million was driven by lower expenses in North America/Europe. A portion of the decrease in expenses in Asia was the result of a reallocation of demand generation spending as investments previously recognized within advertising and promotion are now impacting gross-to-net sales adjustments. Spending was slightly lower as a percentage of sales globally.

Other (Income)/Expenses—net

	Three Months Ended June 30,
(Dollars in millions)	2016	2015
Foreign exchange (gains)/losses - net	$(6.6)	$4.7
Restructuring, severance and other related costs	1.9	1.1
Marketable securities gain - net	—	(6.4)
Legal, settlements and other - net	(0.5)	(0.7)
Other (income)/expenses - net	$(5.2)	$(1.3)

See “Item 1. Financial Statements - Note 9. Other (Income)/Expenses - Net,” and “Item 1. Financial Statements - Note 6. Restructuring” for additional information.

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

	Three Months Ended June 30,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Asia	$137.0	$156.4	(12)%	30%	30%
Latin America	36.2	44.8	(19)%	22%	23%
North America/Europe	99.2	85.3	16%	31%	27%
Corporate and Other	(58.0)	(57.3)	(1)%	n/a	n/a
EBIT	$214.4	$229.2	(6)%	23%	22%

EBIT in Asia decreased by $19.4 million in 2016 compared to 2015 due to a sales decrease of $57.0 million which was only partially offset by lower operating expenses of $16.2 million. Adverse foreign exchange negatively impacted the segment by $12.7 million. Lower operating expenses were primarily driven by lower advertising and promotion expenditures, which also benefited from a strengthening U.S. dollar.

EBIT in Latin America decreased by $8.6 million in 2016 compared to 2015 due to lower sales, most notably a $13.9 million reduction in Venezuela as a result of suspended shipments, partially offset by a $10.8 million beneficial impact of foreign exchange on operating expenses as well as savings from Fuel for Growth.

EBIT in North America/Europe increased by $13.9 million in 2016 compared to 2015, despite lower sales, primarily due to a $12.3 million reduction in operating expenses. This decline in operating expenses was driven in equal measure by lower advertising and promotion expenditures and lower incentive-based compensation.

Corporate and Other expenses increased slightly due to $13.1 million of actuarial losses related to a defined benefit pension plan in 2016 compared to $1.5 million of actuarial gains in 2015 and $2.0 million of charges related to Fuel for Growth, which were offset by approximately $19 million in savings from Fuel for Growth.

Interest Expense —net
Net interest expense increased $12.5 million in 2016 compared to 2015. The increase was driven by $13.4 million of interest expense on the $750.0 million of 3.0% Senior Notes due November 15, 2020 (the “2020 Notes”) and the $750.0 million of 4.125% Senior Notes due November 15, 2025 (the “2025 Notes”), both issued in November 2015. Partially offsetting the interest expense from these notes is a benefit from an interest rate swap on the 2020 Notes which reduced interest expense by $1.8 million during the three months ended June 30, 2016.

Income Taxes
The Company’s effective tax rate (“ETR”) for both the 2016 and 2015 periods differs from the statutory tax rate predominantly due to the favorable impact of tax rulings and agreements in various foreign jurisdictions. See “Item 1. Financial Statements - Note 4. Income Taxes” for additional information. The ETR for the three months ended June 30, 2016 and 2015 was 17.2% and 24.5%, respectively. The ETR decrease for the three months ended June 30, 2016 was driven approximately 4% by tax credits from the repatriation of foreign earnings to the United States and a series of additional items which are insignificant both individually and in the aggregate.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in the Company’s operating entities in China, Argentina and Indonesia, respectively (see “Item 1. Financial Statements - Note 17. Equity” for additional information).

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended June 30, 2016 decreased 5% to $155.1 million compared to the three months ended June 30, 2015.

Six Months Results of Operations

Below is a summary of comparative results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,			% of Net Sales
(Dollars in millions, except per share data)	2016	2015	% Change	2016	2015
Net Sales	$1,903.6	$2,126.8	(10)%
Gross Profit	1,222.8	1,376.9	(11)%	64%	65%
Operating Expenses	858.3	862.5	—%	45%	41%
Earnings before Interest and Income Taxes	364.5	514.4	(29)%	19%	24%
Interest Expense—net	52.6	27.7	90%	3%	1%
Earnings before Income Taxes	311.9	486.7	(36)%	16%	23%
Provision for Income Taxes	79.4	117.0	(32)%	4%	6%
Effective Tax Rate	25.5%	24.0%
Net Earnings	232.5	369.7	(37)%	12%	17%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	4.7	(0.6)	n/m	—%	—%
Net Earnings Attributable to Shareholders	$227.8	$370.3	(38)%	12%	17%
Weighted-Average Common Shares— Diluted	186.9	203.1
Earnings per Common Share—Diluted	$1.21	$1.82	(34)%

The results for the six months ended June 30, 2016 and 2015 include several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of ongoing results (“Specified Items”) and are listed in the table below.

	Six Months Ended June 30,
(In millions)	2016	2015
Venezuela foreign exchange losses and long-lived asset impairments	$78.4	$—
Pension and other post-employment adjustments	19.2	(1.5)
Restructuring, severance and other related costs	12.4	2.5
Accrual related to China investigation	—	12.0
Legal, settlements and related costs	—	1.1
Marketable securities gain - net	—	(6.3)
Tax matters and the income tax impact on Specified Items	(8.6)	(0.8)

For the six months ended June 30, 2016, Specified Items included foreign exchange losses and long-lived asset impairment charges in Venezuela, a loss related to the remeasurement of a defined benefit pension plan and restructuring charges related to the Company’s ongoing Fuel for Growth initiative. The pension remeasurement loss was driven by decreases in the discount rate associated with the U.S. pension plan liability.

During the six months ended June 30, 2015, Specified Items mainly included an accrual made in connection with the SEC settlement disclosed by the Company in July 2015 and a marketable securities gain.

For additional information on these Specified Items, see “Item 1. Financial Statements - Note 6. Restructuring, Note 8. Pension and Other Post-Employment Benefit Plans, Note 16. Marketable Securities and Note 18. Venezuela Matters.”

Specified Items include gains and losses, as incurred, related to the remeasurement of defined benefit pension and post-employment benefit plans. The remeasurement reflects changes in the pension assets and liabilities above what was estimated and included in periodic costs. Factors beyond our control such as changes in discount rates, market volatility and mortality assumptions drive the remeasurement amount. Additionally, the majority of our pension and post-employment plans are frozen, and therefore the benefit provided to such employees is not related to our underlying operations.

Net Sales
We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of gross sales to net sales is as follows:

	Six Months Ended June 30,		% of Gross Sales
(Dollars in millions)	2016	2015	2016	2015
Gross Sales	$2,597.8	$2,781.0	100%	100%
Gross-to-Net Sales Adjustments
Women, Infant and Children (“WIC”) Rebates	374.1	386.5	14%	14%
Sales Discounts	194.3	141.3	7%	5%
Returns	43.4	42.9	2%	2%
Other (including Cash Discounts, Coupons)	82.4	83.5	3%	3%
Total Gross-to-Net Sales Adjustments	694.2	654.2	26%	24%
Total Net Sales	$1,903.6	$2,126.8	74%	76%

Total gross-to-net sales adjustments increased as a percentage of gross sales to 26% in 2016 from 24% in 2015, primarily driven by an increase in sales discounts. Sales discounts increased due to trade investments in China.

Net sales by reportable segments are shown in the table below:

	Six Months Ended June 30,			% Change Due to
(Dollars in millions)	2016	2015	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$956.8	$1,094.2	(13)%	(8)%	(1)%	(4)%
Latin America	326.8	402.8	(19)%	(12)%	8%	(15)%
North America/Europe	620.0	629.8	(2)%	(1)%	—%	(1)%
Net Sales	$1,903.6	$2,126.8	(10)%	(6)%	1%	(5)%

Net sales by product category are shown in the table below:

	Six Months Ended June 30,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Infant formula	$1,121.1	$1,246.1	(10)%	59%	59%
Children’s nutrition	756.1	843.4	(10)%	40%	40%
Other	26.4	37.3	(29)%	1%	1%
Net Sales	$1,903.6	$2,126.8	(10)%	100%	100%

Asia
Volume declined 8% in Asia. China represented a 6% volume decline in the segment, primarily due to shifts in consumer preference towards imported products where the Company currently has lower representation. The Philippines had a 1% adverse impact on sales volume in the segment due to challenging market dynamics which impacted the mid-tier priced children’s business.

Price/Mix declined 1% in Asia. In China, increased trade investment had a 5% adverse impact on segment sales, partially offset by a 3% benefit to segment sales from newly launched product innovation. Sales in Asia also benefited 1% from price increases in the Philippines.

Foreign exchange adversely impacted sales in Asia by 4% due to currency devaluation which affected all markets within the segment.

Latin America
Volume declined 12% in Latin America. Venezuela represented an 11% volume decline in the segment resulting from a decision made by the Company in 2015 to slow shipments to distribution channels in Venezuela due to constraints placed by the Venezuelan government on the release of U.S. dollars to settle intercompany payables associated with product shipments. Brazil sales volume was negatively impacted by macro-economic weakness which lowered demand for mid-priced products, resulting in a 2% adverse impact to sales volume in Latin America. Argentina represented a 2% volume decline in the segment, primarily due to competitor activity, while Mexico had a positive impact of 1% on volume in the segment, primarily due to growth driven by milk modifiers.

Price/Mix increased 8% in Latin America due to price increases taken to offset local currency devaluation, most notably in Argentina (4%), Mexico (3%) and Brazil (1%).

Foreign exchange adversely impacted sales in Latin America by 15% due to a strengthening U.S. dollar, most notably in Mexico (8%) and Argentina (6%).

North America/Europe
Sales declined slightly in North America/Europe. The specialty and solution product offerings in the U.S. were negatively impacted by strong competitive activities and reduced market share in this category, which were offset by market share gains in Canada. Price increases in the segment were driven by increases in Canada and the U.S. following innovative product launches. Sales movements in the U.S. and Canada were insignificant individually and in the aggregate. Adverse foreign exchange for the segment was almost entirely due to the translation of the Canadian dollar.

Gross Profit

	Six Months Ended June 30,
(Dollars in millions)	2016	2015	% Change
Net Sales	$1,903.6	$2,126.8	(10)%
Cost of Products Sold	680.8	749.9	(9)%
Gross Profit	$1,222.8	$1,376.9	(11)%
Gross Margin Percentage	64.2%	64.7%

Gross margin percentage decreased slightly in 2016 compared to 2015. Gross margin was favorably impacted by lower dairy costs (+3.7%), which was offset by unfavorable product mix (-1.7%), increased manufacturing and other commodity costs (-1.7%) and adverse impact from foreign exchange (-1.1%).

Operating Expenses

	Six Months Ended June 30,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Selling, General and Administrative	$405.6	$463.4	(12)%	21%	22%
Advertising and Promotion	317.8	334.6	(5)%	17%	16%
Research and Development	51.8	53.6	(3)%	3%	3%
Other (Income)/Expenses—net	83.1	10.9	n/m	4%	1%

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased in 2016 compared to 2015 primarily due to a $22.3 million benefit from foreign exchange and approximately $43 million of savings generated from the Fuel for Growth program. Savings were driven by streamlined use of third party services and lower administrative headcount.

Advertising and Promotion Expenses
The decrease in advertising and promotion expenses was mainly a result of $17.4 million of favorable foreign exchange translation, slightly offset by increased advertising and promotion spending related to channel expansion and the recent launch of imported products in China.

Other (Income)/Expenses—net

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Venezuela long-lived asset impairments	$45.9	$—
Foreign exchange (gains)/losses - net	27.1	1.9
Restructuring, severance and other related costs	11.2	3.7
Marketable securities gain - net	—	(6.4)
Legal, settlements and other - net	(1.1)	11.7
Other (income)/expenses - net	$83.1	$10.9

See “Item 1. Financial Statements - Note 9. Other (Income)/Expenses - Net,” “Item 1. Financial Statements - Note 18. Venezuela Matters,” and “Item 1. Financial Statements - Note 6. Restructuring” for additional information.

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

	Six Months Ended June 30,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Asia	$306.1	$387.9	(21)%	32%	35%
Latin America	77.0	102.1	(25)%	24%	25%
North America/Europe	181.2	163.6	11%	29%	26%
Corporate and Other	(199.8)	(139.2)	(44)%	n/a	n/a
EBIT	$364.5	$514.4	(29)%	19%	24%

EBIT in Asia decreased by $81.8 million in 2016 compared to 2015 partially due to $23.9 million of adverse foreign exchange. EBIT was further impacted by lower sales of $93.0 million and increased advertising and promotion spending of $8.0 million to support newly launched products in China.

EBIT in Latin America decreased by $25.1 million in 2016 compared to 2015 due to lower sales, most notably a $38.3 million reduction in Venezuela as a result of suspended shipments, partially offset by a $23.0 million beneficial impact of foreign exchange on operating expenses as well as savings from Fuel for Growth.

EBIT in North America/Europe increased by $17.6 million in 2016 compared to 2015, despite lower sales, primarily due to a $19.5 million reduction in operating expenses. The decline in operating expenses was driven by approximately $8 million of Fuel for Growth savings, approximately $5 million of lower advertising and promotion expenditures and approximately $4 million of lower incentive-based compensation.

Corporate and Other expenses increased primarily due to $78.4 million of currency devaluation and impairment of long-lived assets in Venezuela in 2016. In addition, there were $11.1 million of charges related to Fuel for Growth in 2016 and $19.2 million of actuarial losses in 2016 related to a defined benefit pension plan compared to $1.5 million of actuarial gains in 2015. The increase in expenses was offset by a $12.0 million accrual in connection with an SEC settlement in 2015 which did not recur in 2016 and approximately $35 million of savings from Fuel for Growth.

Interest Expense —net
Net interest expense increased $24.9 million in 2016 compared to 2015. The increase was driven by $26.7 million of interest expense on the 2020 Notes and the 2025 Notes, both issued in November 2015. Partially offsetting the interest expense from these notes is a benefit from an interest rate swap on the 2020 Notes which reduced interest expense by $3.8 million during the six months ended June 30, 2016.

Income Taxes
The Company’s ETR for both the 2016 and 2015 periods differs from the statutory tax rate predominantly due to the favorable impact of tax rulings and agreements in various foreign jurisdictions. See “Item 1. Financial Statements - Note 4. Income Taxes” for additional information. The ETR for the six months ended June 30, 2016 and 2015 was 25.5% and 24.0%, respectively. The ETR increase for the six months ended June 30, 2016 was driven approximately 6% by the Company’s Venezuelan subsidiary which incurred a remeasurement loss on its monetary assets and an impairment charge on its long-lived assets in 2016 (both of which provided no tax benefit), offset almost entirely by tax credits from the repatriation of foreign earnings to the United States.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in the Company’s operating entities in China, Argentina and Indonesia, respectively (see “Item 1. Financial Statements - Note 17. Equity” for additional information).

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the six months ended June 30, 2016 decreased 38% to $227.8 million compared with the six months ended June 30, 2015.

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

Cash and cash equivalents totaled $1,716.0 million at June 30, 2016, of which $1,410.0 million was held outside of the United States. Cash and cash equivalents totaled $1,701.4 million as of December 31, 2015, of which $1,512.5 million was held outside of the United States.

During the six months ended June 30, 2016 and 2015, we repatriated approximately $213 million and $54 million, respectively, of cash not associated with permanently invested earnings to the United States from multiple jurisdictions. We expect to repatriate additional cash throughout 2016.

As a result of the Company’s evaluation of its global cash position, management has asserted that earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of June 30, 2016, approximately $1,006 million of cash and cash equivalents associated with permanently invested undistributed earnings were held by foreign subsidiaries. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund the Company’s U.S. operations. If we decide at a later date to repatriate these earnings to the United States, we would be required to provide U.S. taxes on these amounts.

Cash Flows

The Company believes that cash on hand and cash from operations will be sufficient to support its working capital needs, pay its operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$232.5	$369.7
Depreciation and Amortization	49.3	48.8
Impairment of Long-Lived Assets	45.9	—
Other	38.4	26.3
Changes in Assets and Liabilities	(88.1)	14.2
Pension and Other Post-employment Benefit Contributions	(1.9)	(2.5)
Total Operating Activities	276.1	456.5
Investing Activities	(80.6)	(79.6)
Financing Activities	(148.9)	(181.6)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(32.0)	(17.9)
Net Increase in Cash and Cash Equivalents	$14.6	$177.4

Cash and cash equivalents increased $14.6 million in the six months ended June 30, 2016 as operating cash flows were utilized for capital expenditures and dividends. Cash and cash equivalents were further impacted by the currency devaluation in Venezuela.

Cash flows from operating activities were $276.1 million and $456.5 million for the six months ended June 30, 2016 and 2015, respectively. Cash flows reflected reduced income from lower sales, a reduction in taxes payable of approximately $44 million and a reduction of deferred revenue of approximately $25 million.

Cash flow used in investing activities was $1.0 million greater than the prior year period. The increase was the result of higher capital expenditures in 2016 as compared to 2015 related to capacity expansion for manufacturing facilities in the U.S. and Europe.

Cash flow used in financing activities was $148.9 million and $181.6 million for the six months ended June 30, 2016 and 2015, respectively. This difference was primarily driven by dividend payments which were lower in the current year due to the retirement of shares repurchased under the accelerated share repurchase agreement. The prior year period included cash paid to acquire an incremental 10% of the Company’s business in Argentina. For additional information, see “Item 1. Financial Statements - Note 17. Equity.”

Short-Term Borrowings

As of June 30, 2016 and December 31, 2015, the Company had short-term borrowings of $3.8 million and $3.0 million, respectively, made by its subsidiary in Argentina.

Revolving Credit Facility

As of June 30, 2016, the Company had no borrowings against its $750.0 million five-year revolving credit facility, and the Company had $750.0 million available under this facility. The revolving credit facility contains financial covenants and the Company was in compliance with these financial covenants as of June 30, 2016.

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

During the fourth quarter of 2015, we entered into a series of interest rate swaps to convert our 2020 Notes from fixed to floating for the remainder of their term in order to diversify our interest rate exposure. The interest rate swaps have an aggregate notional amount of $750.0 million of outstanding principal. As of June 30, 2016, these swaps were in an asset position with a fair value of $21.2 million.
During the second quarter of 2014, we entered into a series of interest rate swaps to convert our $700.0 million of 4.9% Notes due November 1, 2019 (the “2019 Notes”) from fixed to floating for the remainder of their term in order to diversify our interest rate exposure.  These interest rate swaps have an aggregate notional amount of $700.0 million of outstanding principal. As of June 30, 2016, these swaps were in an asset position with a fair value of $19.7 million.

For additional information regarding Short-Term Borrowings, Revolving Credit Facility, Long-Term Debt and Interest Rate Swaps, see “Item 1. Financial Statements - Note 14. Debt and Note 15. Derivatives and Other Financial Instruments.”

Share Repurchases
In September 2013, our board of directors approved a share repurchase authorization of up to $500.0 million of our common stock (the “2013 Authorization”). The authorization does not have an expiration date. During the second quarter of 2016, the Company did not repurchase any shares pursuant to the 2013 Authorization.

In October 2015, the Company’s board of directors approved a new share repurchase authorization of an additional $1,500.0 million of our common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date. Shares may be repurchased from time to time in the open market transactions or in privately negotiated transactions. On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1,000.0 million (the “Repurchase Price”) of our common stock. Under the terms of the ASR Agreement, 10,725,552 shares of our common stock were received by the Company on October 27, 2015 (which shares are equivalent to approximately 85% of the number of shares of our common stock that could have been purchased with an amount of cash equal to the Repurchase Price based on the closing price of our common stock on October 22, 2015). Upon final settlement of the ASR Agreement in June 2016, an additional 2,086,050 shares were delivered to the Company for no additional consideration based generally on the daily volume-weighted average prices of our common stock over the term of the ASR Agreement. The total shares received and retired under the terms of the ASR Agreement was 12,811,602 shares with an average price paid per share of approximately $78.05. Other than the shares delivered upon final settlement of the ASR Agreement, during the second quarter of 2016, the Company did not repurchase any shares pursuant to the 2015 Authorization.

Fuel for Growth Program
During the third quarter of 2015, the Company approved a plan to implement a business productivity program referred to as “Fuel for Growth,” which is expected to be implemented over a three-year period. Fuel for Growth is designed to improve operating efficiencies and reduce costs. Fuel for Growth is expected to improve profitability and create additional investments behind brand building and growth initiatives. Fuel for Growth focuses on the optimization of resources within various operating functions and certain third party cost reduction activities across the business. During the six months ended June 30, 2016, total charges associated with Fuel for Growth were $11.1 million.
During the second quarter of 2016, additional savings of approximately $60 million were identified within the Fuel for Growth Program, resulting in total expected cost savings of approximately $180 million by 2018 with a targeted reduction of approximately $75 million to $80 million during 2016. The Company is contemplating additional program activities and anticipates incremental charges in 2016 of approximately $15 million to $20 million. For additional information on the Fuel for Growth program, see “Item 1. Financial Statements – Note 6. Restructuring.”

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the disclosures made under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2015 Form 10-K and under Item 3 to Part I of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending June 30, 2016:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (4)
April 1, 2016 through April 30, 2016	—	$—	—	$500.4
May 1, 2016 through May 31, 2016	—	—	—	500.4
June 1, 2016 through June 30, 2016 (1)	2,086,050	78.05	2,086,050	500.4
Total	2,086,050	$78.05	2,086,050	$500.4

(1)
On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1,000.0 million (the “Repurchase Price”) of our common stock. Under the terms of the ASR Agreement, the Company paid the Repurchase Price in advance in exchange for 10,725,552 shares of our common stock received by the Company on October 27, 2015 (which shares are equivalent to approximately 85% of the number of shares of our common stock that could have been purchased with an amount of cash equal to the Repurchase Price based on the closing price of our common stock on October 22, 2015). Upon final settlement of the ASR Agreement in June 2016, an additional 2,086,050 shares were delivered to the Company for no additional consideration based generally on the daily volume-weighted average prices of our common stock over the term of the ASR Agreement.

(2)
The total number of shares purchased does not include shares surrendered to the Company to pay the exercise price in connection with the exercise of employee stock options or shares surrendered to the Company to satisfy tax withholding obligations in connection with the exercise of employee stock options or the vesting of restricted stock units and performance share awards.

(3)	Average Price Paid per Share includes commissions and discounts.

(4)
On September 11, 2013, the Company announced that its board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization does not have an expiration date. During the second quarter of 2016, the Company did not repurchase any shares pursuant to the 2013 Authorization. As of June 30, 2016, the Company had $0.4 million remaining available under the 2013 Authorization.

On October 22, 2015, the Company announced that, on October 20, 2015, its board of directors approved a new share repurchase authorization of an additional $1,500.0 million of the Company’s common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date. Other than the shares delivered upon final settlement of the ASR Agreement, during the second quarter of 2016, the Company did not repurchase any shares pursuant to the 2015 Authorization. As of June 30, 2016, the Company had $500.0 million remaining available under the 2015 Authorization.

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

MEAD JOHNSON NUTRITION COMPANY

Date:	July 28, 2016	By:	/s/ Michel Cup
Michel Cup
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)