Form 10-Q
period 2016-09-30
Mead Johnson Nutrition Co
filed 2016-10-27
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 24, 2016, there were 184,723,441 shares of the registrant’s common stock outstanding.

Mead Johnson Nutrition Company
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET SALES	$937.5	$977.5	$2,841.1	$3,104.3
Cost of Products Sold	333.7	346.8	1,014.5	1,096.7
GROSS PROFIT	603.8	630.7	1,826.6	2,007.6
Operating Expenses:
Selling, General and Administrative	190.0	216.1	595.6	679.5
Advertising and Promotion	162.3	156.1	480.1	490.7
Research and Development	23.1	26.3	74.9	79.9
Other (Income)/Expenses—net	0.2	6.2	83.3	17.1
EARNINGS BEFORE INTEREST AND INCOME TAXES	228.2	226.0	592.7	740.4

Interest Expense—net	26.3	14.8	78.9	42.5
EARNINGS BEFORE INCOME TAXES	201.9	211.2	513.8	697.9

Provision for Income Taxes	53.3	56.6	132.7	173.6
NET EARNINGS	148.6	154.6	381.1	524.3
Less Net Earnings/(Loss) Attributable to Noncontrolling Interests	(0.7)	(0.6)	4.0	(1.2)
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$149.3	$155.2	$377.1	$525.5
Earnings per Share—Basic
Net Earnings Attributable to Shareholders	$0.80	$0.77	$2.02	$2.59
Earnings per Share—Diluted
Net Earnings Attributable to Shareholders	$0.80	$0.77	$2.02	$2.59

Weighted Average Shares—Basic	184.7	201.4	186.0	202.2
Weighted Average Shares—Diluted	185.0	201.7	186.3	202.6
Dividends Declared per Share	$0.4125	$0.4125	$1.2375	$1.2375

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET EARNINGS	$148.6	$154.6	$381.1	$524.3

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	(8.5)	(55.5)	(25.9)	(105.1)
Tax Effect on Foreign Currency Translation Adjustments	0.2	0.6	1.0	0.7
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	5.5	12.7	(0.6)	22.0
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	1.6	(5.3)	(5.0)	(13.1)
Tax Effect on Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	(1.7)	(1.9)	0.4	(0.8)
OTHER COMPREHENSIVE LOSS	(2.9)	(49.4)	(30.1)	(96.3)

COMPREHENSIVE INCOME	145.7	105.2	351.0	428.0

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	(0.7)	(0.3)	3.1	9.3

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$146.4	$105.5	$347.9	$418.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,843.2	$1,701.4
Receivables—net of allowances of $4.9 and $5.4, respectively	397.2	342.5
Inventories	476.0	484.9
Income Taxes Receivable	29.2	13.2
Prepaid Expenses and Other Assets	60.1	60.4
Total Current Assets	2,805.7	2,602.4
Property, Plant and Equipment – net	929.6	964.0
Goodwill	112.8	126.0
Other Intangible Assets – net	47.2	54.9
Deferred Income Taxes – net of valuation allowance	131.4	118.5
Other Assets	167.0	132.3
TOTAL	$4,193.7	$3,998.1
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term Borrowings	$1.8	$3.0
Accounts Payable	474.8	481.5
Dividends Payable	76.6	77.8
Accrued Expenses	230.9	213.0
Accrued Rebates and Returns	418.3	376.8
Deferred Income	19.0	35.5
Income Taxes Payable	28.6	65.7
Total Current Liabilities	1,250.0	1,253.3
Long-Term Debt	3,008.4	2,981.0
Deferred Income Taxes	5.6	8.7
Pension and Other Post-employment Liabilities	137.7	132.4
Other Liabilities	230.7	215.2
Total Liabilities	4,632.4	4,590.6
COMMITMENTS AND CONTINGENCIES

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 189.7 and 191.4 issued, respectively	1.9	1.9
Additional Paid-in/(Distributed) Capital	(522.6)	(564.2)
Retained Earnings	782.2	640.4
Treasury Stock – at cost	(363.0)	(362.6)
Accumulated Other Comprehensive Loss	(377.0)	(347.8)
Total Shareholders’ Equity/(Deficit)	(478.5)	(632.3)
Noncontrolling Interests	39.8	39.8
Total Equity/(Deficit)	(438.7)	(592.5)
TOTAL	$4,193.7	$3,998.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(Dollars in millions, except per share data)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity/(Deficit)	Redeemable Non- controlling Interest
Balance as of January 1, 2016	$1.9	$(564.2)	$640.4	$(362.6)	$(347.8)	$39.8	$(592.5)	$—
Stock-based Compensation Awards (includes excess tax benefits of $0.1)	—	41.6	(4.2)	—	—	—	37.4	—
Repurchase of Common Stock	—	—	—	(0.4)	—	—	(0.4)	—
Distributions to Noncontrolling Interests	—	—	—	—	—	(3.1)	(3.1)	—
Cash Dividends Declared ($1.2375 per share)	—	—	(231.1)	—	—	—	(231.1)	—
Net Earnings	—	—	377.1	—	—	4.0	381.1	—
Other Comprehensive Income/(Loss)	—	—	—	—	(29.2)	(0.9)	(30.1)	—
Balance as of September 30, 2016	$1.9	$(522.6)	$782.2	$(363.0)	$(377.0)	$39.8	$(438.7)	$—

Balance as of January 1, 2015	$2.1	$(641.3)	$1,775.0	$(362.6)	$(198.9)	$9.5	$583.8	$66.0
Stock-based Compensation Awards (includes excess tax benefits of $5.2)	—	43.5	(11.3)	—	—	—	32.2	—
Repurchase of Common Stock	—	—	—	(437.0)	—	—	(437.0)	—
Distributions to Noncontrolling Interests	—	—	—	—	—	(6.1)	(6.1)	(0.8)
Cash Dividends Declared ($1.2375 per share)	—	—	(250.0)	—	—	—	(250.0)	—
Net Earnings	—	—	525.5	—	—	(1.7)	523.8	0.5
Redeemable Noncontrolling Interest Accretion	—	—	(12.8)	—	—	—	(12.8)	12.8
Other Comprehensive Income/(Loss)	—	—	—	—	(95.4)	0.4	(95.0)	(1.3)
Acquisition of Redeemable Noncontrolling Interest	—	25.5	—	—	(10.8)	38.6	53.3	(77.2)
Balance as of September 30, 2015	$2.1	$(572.3)	$2,026.4	$(799.6)	$(305.1)	$40.7	$392.2	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$381.1	$524.3
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	74.4	73.4
Impairment of Long-Lived Assets	45.9	—
Other	60.8	63.1
Changes in Assets and Liabilities	(34.5)	34.7
Pension and Other Post-employment Benefit Contributions	(17.0)	(86.6)
Net Cash Provided by Operating Activities	510.7	608.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(110.2)	(125.2)
Proceeds from Sale of Property, Plant and Equipment	0.2	0.4
Net Cash Used in Investing Activities	(110.0)	(124.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	—	1.5
Repayments of Short-term Borrowings	(0.8)	(4.0)
Debt Issuance Costs	(0.1)	—
Proceeds from Long-term Revolver Borrowings	—	322.0
Payments of Dividends	(232.3)	(243.6)
Stock-based Compensation related Proceeds and Excess Tax Benefits	15.0	24.0
Stock-based Compensation Tax Withholdings	(4.2)	(11.3)
Payments for Repurchase of Common Stock	(0.4)	(437.0)
Purchase of Noncontrolling Interest Redeemable Shares	—	(24.2)
Purchase of Trading Securities	—	(16.2)
Sale of Trading Securities	—	21.7
Distributions to Noncontrolling Interests	(3.1)	(6.9)
Net Cash Used in Financing Activities	(225.9)	(374.0)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(33.0)	(44.3)
NET INCREASE IN CASH AND CASH EQUIVALENTS	141.8	65.8
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,701.4	1,297.7
End of Period	$1,843.2	$1,363.5

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

The condensed consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2016 and December 31, 2015, the results of operations for the three and nine months ended September 30, 2016 and 2015 and the cash flows for the nine months ended September 30, 2016 and 2015. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of full-year operating results or future performance.

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

Recently Issued Accounting Standards—In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update is intended to reduce diversity in practice in the classification of certain cash receipts and payments in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based compensation arrangements, including accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification of related amounts on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2016	2015	2016	2015
Basic earnings per share:
Weighted-average shares outstanding	184.7	201.4	186.0	202.2
Net earnings attributable to shareholders	$149.3	$155.2	$377.1	$525.5
Dividends and undistributed earnings attributable to unvested shares	(0.6)	(0.5)	(1.4)	(1.4)
Net earnings attributable to shareholders used for basic earnings per share calculation	$148.7	$154.7	$375.7	$524.1
Net earnings attributable to shareholders per share	$0.80	$0.77	$2.02	$2.59
Diluted earnings per share:
Weighted-average shares outstanding	184.7	201.4	186.0	202.2
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.3	0.3	0.3	0.4
Weighted-average shares — diluted	185.0	201.7	186.3	202.6
Net earnings attributable to shareholders	$149.3	$155.2	$377.1	$525.5
Dividends and undistributed earnings attributable to unvested shares	(0.6)	(0.5)	(1.4)	(1.4)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$148.7	$154.7	$375.7	$524.1
Net earnings attributable to shareholders per share	$0.80	$0.77	$2.02	$2.59

Potential shares outstanding from all stock-based awards were 3.4 million and 2.5 million as of September 30, 2016 and 2015, respectively, of which 3.1 million and 2.2 million were not included in the diluted earnings per share calculation for the three months ended September 30, 2016 and 2015, respectively, and 3.1 million and 2.1 million were not included in the diluted earnings per share calculation for the nine months ended September 30, 2016 and 2015, respectively.

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

For the three and nine months ended September 30, 2016, the ETR was 26.4% and 25.8%, respectively, compared with 26.8% and 24.9% for the same periods in 2015. The ETR decrease for the three months ended September 30, 2016 was driven 6.5% by tax credits from the repatriation of foreign earnings to the United States, offset almost entirely by a change in valuation allowances associated with the Company’s Brazilian and Indonesian subsidiaries. The ETR increase for the nine months ended September 30, 2016 was driven 4.0% by the Company’s Venezuelan subsidiary which incurred a remeasurement loss on its monetary assets and an impairment charge on its long-lived assets in 2016 (both of which provided no tax benefit - see Note 18 for additional information) and approximately 3% due to the establishment of a valuation allowance associated with the Company’s Brazilian subsidiary, offset 6.0% by tax credits from the repatriation of foreign earnings to the United States.

The Company’s gross reserve for uncertain tax positions including penalties and interest, as of September 30, 2016 and December 31, 2015, was $193.4 million and $167.0 million, respectively. The Company believes that it has adequately provided for all uncertain tax positions. The Company is currently under examination by taxing authorities in various jurisdictions in which it operates, including its two largest businesses in the United States and China. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of the reserve for uncertain tax positions.

With respect to the United States examination, the Company is discussing various transfer pricing matters with the Internal Revenue Service as part of its routine audit. Within the next twelve months, it is reasonably possible that the Company’s reserve for uncertain tax positions could change following the closure of the audit. An estimate of the change cannot be made as of September 30, 2016.

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

The following table summarizes net sales and earnings before interest and income taxes for each of the reportable segments:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Earnings Before Interest and Income Taxes		Net Sales		Earnings Before Interest and Income Taxes
(Dollars in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Asia	$463.2	$476.8	$134.6	$154.2	$1,420.0	$1,571.0	$440.7	$542.1
Latin America	160.6	184.5	40.1	38.9	487.4	587.3	117.1	141.0
North America/Europe	313.7	316.2	107.1	101.3	933.7	946.0	288.3	264.9
Total reportable segments	937.5	977.5	281.8	294.4	2,841.1	3,104.3	846.1	948.0
Corporate and Other	—	—	(53.6)	(68.4)	—	—	(253.4)	(207.6)
Total	$937.5	$977.5	$228.2	$226.0	$2,841.1	$3,104.3	$592.7	$740.4

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

A summary of restructuring charges recognized within other (income)/expenses - net during the three and nine months ended September 30, 2016 and related reserves associated with Fuel for Growth as of September 30, 2016 is as follows:

Restructuring Charges	Three Months Ended	Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2016
Severance and Employee Benefits	$7.2	$16.7
Other Costs	0.1	1.4
Asset Write-off	—	0.3
	$7.3	$18.4

Restructuring Reserves	Severance and Employee Benefits (1)	Contract Termination (2)	Other Costs (3)
(Dollars in millions)
Balance as of December 31, 2015	$9.5	$10.3	$—
Charges	16.7	—	1.4
Cash Payments	(14.4)	—	(0.7)
Balance as of September 30, 2016	$11.8	$10.3	$0.7
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

7.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Stock options	$3.1	$1.8	$8.5	$5.7
Performance share awards	1.7	(1.1)	6.3	4.4
Restricted stock units	4.3	3.4	12.1	9.5
Total pre-tax stock-based compensation expense	$9.1	$4.1	$26.9	$19.6
Net tax benefit related to stock-based compensation expense	$(3.1)	$(1.3)	$(9.1)	$(6.5)

During the nine months ended September 30, 2016, the Company granted the following awards:

(Shares in millions)	Options/Shares Granted	Weighted- Average Grant Date Fair Value
Stock options	1.1	$13.88
Performance share awards	0.2	$70.49
Restricted stock units	0.4	$74.50

As of September 30, 2016, the Company had the following award expense yet to be recognized:

(Dollars in millions)	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	$13.2	1.8
Performance share awards	5.1	1.3
Restricted stock units	36.8	2.5
Total	$55.1

8.                                    PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post-employment benefit plans includes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(Dollars in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost – benefits earned during the period	$0.7	$0.6	$0.3	$0.3	$2.1	$2.1	$0.8	$0.9
Interest cost on projected benefit obligations	2.6	2.6	0.5	0.5	8.4	10.0	1.4	1.5
Expected return on plan assets	(4.2)	(3.4)	—	—	(12.4)	(10.3)	—	—
Amortization of transition cost	0.1	—	—	—	0.1	—	—	—
Amortization of prior service	—	—	(0.1)	—	—	—	(0.1)	—
Net periodic benefit cost	$(0.8)	$(0.2)	$0.7	$0.8	$(1.8)	$1.8	$2.1	$2.4
Net actuarial (gains)/losses	4.2	11.4	—	—	23.4	9.9	—	—
Total net periodic expense/(benefit)	$3.4	$11.2	$0.7	$0.8	$21.6	$11.7	$2.1	$2.4

The Company remeasures its U.S. pension plan when year-to-date aggregate lump sum settlements exceed anticipated interest costs for the year, and in each subsequent quarter of that fiscal year. Because aggregate lump sum settlements exceeded anticipated annual interest costs for the respective year during the first quarter of 2016 and the second quarter of 2015, the Company remeasured its U.S. pension plan during the third quarter of both 2016 and 2015. During the three and nine months ended September 30, 2016, the Company recognized a net actuarial loss of $4.2 million and $23.4 million, respectively. The pension remeasurement loss was driven by decreases in the discount rate and lump sum interest rate associated with the U.S. pension plan liability. During the three and nine months ended September 30, 2015, the Company recognized a net actuarial loss of $11.4 million and $9.9 million, respectively.

During the nine months ended September 30, 2016 and 2015, the Company contributed $17.0 million and $86.6 million, respectively, primarily to U.S. pension plans.

A lump sum settlement window was offered to approximately 300 terminated, vested participants in the U.S. pension plan. This window expired on September 30, 2016 and approximately 40% of these participants accepted the offer. Payments to participants who accepted the offer are expected to be made in the fourth quarter of 2016. There will be no impact to the Company’s results of operations related to this settlement.

9.                              OTHER (INCOME)/EXPENSES - NET

The components of other (income)/expenses - net were:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Venezuela long-lived asset impairments	$—	$—	$45.9	$—
Foreign exchange (gains)/losses - net	(6.2)	4.9	20.9	6.8
Restructuring, severance and other related costs	7.0	0.6	18.2	4.3
Marketable securities (gain)/loss	—	0.8	—	(5.6)
Legal, settlements and other - net	(0.6)	(0.1)	(1.7)	11.6
Other (income)/expenses - net	$0.2	$6.2	$83.3	$17.1

During the first quarter of 2016, the Company recognized impairment charges of $45.9 million on long-lived assets of its Venezuelan subsidiary. See Note 18 for additional information.

Foreign exchange (gains)/losses - net for the three and nine months ended September 30, 2016 included gains of $5.5 million and $9.9 million, respectively, related to the re-measurement of U.S. dollar denominated intercompany loans, payables, and royalties, and losses of $0.3 million and $32.8 million, respectively, related to the devaluation of the exchange rate used for remeasuring the monetary assets and liabilities of the Company’s Venezuelan subsidiary. See Note 18 for additional information. During the three and nine months ended September 30, 2016, restructuring, severance and other related costs included $7.3 million and $18.4 million, respectively, of restructuring costs associated with the Fuel for Growth program. See Note 6 for additional information.

Marketable securities (gain)/loss for the three and nine months ended September 30, 2015 included an $0.8 million loss and a $5.6 million gain, respectively, related to fluctuation in fair value and foreign exchange. See Note 16 for additional information. During the nine months ended September 30, 2015, legal, settlements and other - net primarily included an accrual made in connection with the SEC settlement disclosed by the Company in July 2015.

10.                                      NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in operating entities in China, Argentina and Indonesia, respectively.

11.                               INVENTORIES

The major categories of inventories were as follows:

(Dollars in millions)	September 30, 2016	December 31, 2015
Finished goods	$255.0	$251.7
Work in process	78.9	70.3
Raw and packaging materials	142.1	162.9
Inventories	$476.0	$484.9

12.                               LONG-LIVED ASSETS

Property, Plant and Equipment - net

The major categories of property, plant and equipment were as follows:

(Dollars in millions)	September 30, 2016	December 31, 2015
Land	$8.7	$12.3
Buildings and improvements	741.9	729.6
Machinery, equipment and fixtures	823.2	786.5
Construction in progress	83.5	123.6
Accumulated depreciation	(727.7)	(688.0)
Property, plant and equipment — net	$929.6	$964.0

During the first quarter of 2016, the Company recognized an impairment charge of $45.9 million on long-lived assets of its Venezuelan subsidiary. See Note 18 for additional information.

Other Intangible Assets - net

The Company tests intangible assets not subject to amortization for impairment in the third quarter of each year and whenever an event occurs or circumstances change that indicate that it is more likely than not that the asset is impaired. The Company completed its annual impairment test in the third quarter of 2016 and concluded that no impairment existed.
The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2016 and December 31, 2015 were as follows:

	As of September 30, 2016			As of December 31, 2015
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trademark(1) .	$14.6	$—	$14.6	$16.9	$—	$16.9
Non-compete agreement(1) .	2.9	—	2.9	3.3	—	3.3
Sub-total	17.5	—	17.5	20.2	—	20.2
Amortizable intangible assets:
Computer software	142.8	(113.9)	28.9	136.7	(103.0)	33.7
Distributor-customer relationship(2).	1.4	(0.6)	0.8	1.6	(0.6)	1.0
Sub-total	144.2	(114.5)	29.7	138.3	(103.6)	34.7
Total other intangible assets	$161.7	$(114.5)	$47.2	$158.5	$(103.6)	$54.9
(1) Changes in balances result from currency translation.
(2) Changes in balances result from currency translation and amortization (10 year life).

Non-Cash Activity
Capital expenditures and the cash outflow for capital expenditures were as follows:

(Dollars in millions)	Capital expenditures	Cash outflow for capital expenditures	Increase/(Decrease) in capital expenditures not paid
Nine months ended September 30, 2016	$78.8	$110.2	$(31.4)
Nine months ended September 30, 2015	$110.8	$125.2	$(14.4)

13.                              GOODWILL

The Company tests goodwill for impairment in the third quarter of each year and whenever an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The Company completed its annual impairment test in the third quarter of 2016 and concluded that no impairment existed.
For the nine months ended September 30, 2016 and 2015, the change in the carrying amount of goodwill by reportable segment was as follows:

(Dollars in millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2016	$—	$107.0	$19.0	$126.0
Translation adjustments	—	(13.2)	—	(13.2)
Balance as of September 30, 2016	$—	$93.8	$19.0	$112.8

Balance as of January 1, 2015	$—	$143.7	$19.0	$162.7
Translation adjustments	—	(15.7)	—	(15.7)
Balance as of September 30, 2015	$—	$128.0	$19.0	$147.0

As of September 30, 2016, the Company had no accumulated impairment loss.

14.                               DEBT

Short-Term Borrowings

As of September 30, 2016 and December 31, 2015, the Company’s short-term borrowings were $1.8 million and $3.0 million, respectively, and consisted of borrowings made by the Company’s subsidiary in Argentina. The short-term borrowings in Argentina had a weighted-average interest rate of 33.0% as of September 30, 2016.

Revolving Credit Facility

As of September 30, 2016 and December 31, 2015, the Company had no borrowings against its $750.0 million revolving credit facility, and the Company had $750.0 million available at September 30, 2016. The revolving credit facility contains financial covenants and the Company was in compliance with these financial covenants as of September 30, 2016. Any borrowings under the facility are repayable at maturity in June 2019.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	September 30, 2016	December 31, 2015
Principal Value:
4.900% Notes due 2019 (“2019 Notes”)	$700.0	$700.0
3.000% Notes due 2020 (“2020 Notes”)	750.0	750.0
4.125% Notes due 2025 (“2025 Notes”)	750.0	750.0
5.900% Notes due 2039 (“2039 Notes”)	300.0	300.0
4.600% Notes due 2044 (“2044 Notes”)	500.0	500.0
Sub-total	3,000.0	3,000.0
Adjustments to Principal Value:
Unamortized basis adjustment for settled interest rate swaps	5.6	7.0
Unamortized bond discount	(4.4)	(4.8)
Unamortized debt issuance costs	(20.0)	(21.6)
Fair-value interest rate swaps	27.2	0.4
Long-term debt	$3,008.4	$2,981.0

Using quoted prices in markets that are not active, long-term debt is classified as Level 2 in the fair value hierarchy. The Company determined that the fair value of its long-term debt was $3,249.0 million as of September 30, 2016.

The components of interest expense-net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Interest expense	$29.8	$16.8	$88.3	$49.7
Interest income	(3.5)	(2.0)	(9.4)	(7.2)
Interest expense-net	$26.3	$14.8	$78.9	$42.5

The increase in interest expense-net was driven by interest expense on the November 2015 issuance of the 2020 Notes and the 2025 Notes, the proceeds of which were used primarily to fund an accelerated share repurchase agreement. See Note 17 for additional information.

15.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. Using quoted prices in markets that are not active, these financial instruments are classified as Level 2 in the fair value hierarchy at September 30, 2016 and December 31, 2015, and there were no transfers between levels in the fair value hierarchy during the periods then ended.

The following table summarizes the fair value of the Company's outstanding derivatives:

(Dollars in millions)	Hedge Designation	Balance Sheet Location	September 30, 2016	December 31, 2015
Foreign exchange contracts	Cash Flow	Prepaid expenses and other assets	$5.9	$6.4
Interest rate swaps	Fair Value	Other assets	27.2	3.9
Foreign exchange contracts	Cash Flow	Accrued expenses	(1.9)	(0.9)
Interest rate swaps	Fair Value	Other liabilities	—	(3.5)
Commodity contracts	Cash Flow	Accrued expenses	(0.1)	(0.2)
Net asset/(liability) of derivatives designated as hedging items			$31.1	$5.7

While certain derivatives are subject to netting arrangements with the Company’s counterparties, the Company does not offset derivative assets and liabilities within the condensed consolidated balance sheets presented herein.
The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt at hedge inception is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at September 30, 2016 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company’s portfolio, MJN does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges

As of September 30, 2016 and December 31, 2015, the Company has cash flow hedges which qualify as hedges of forecasted cash flows, with the effective portion of changes in fair value temporarily reported in accumulated other comprehensive income (loss). During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges is recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three and nine months ended September 30, 2016, the Company discontinued cash flow hedge accounting for an insignificant number of hedges with a net impact to the income statement of less than $0.1 million as the underlying transaction was no longer probable. For the three and nine months ended September 30, 2015, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts

The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated intercompany purchases anticipated in the next 15 months and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying intercompany purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold, and ineffectiveness related to the Company’s foreign exchange hedges on earnings is recognized within other (income)/expenses - net. The ineffective portion of the hedges was $0.3 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $229.7 million, with a net fair value of $4.0 million in a net asset position. As of December 31, 2015, the notional value of the Company’s outstanding foreign exchange forward contracts designated as hedging instruments was $174.8 million, with a fair value of $5.5 million in a net asset position. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(Dollars in millions)	2016	2015
Balance—January 1	$10.1	$10.4
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(0.7)	23.0
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(6.9)	(15.4)
Change in deferred taxes	1.1	(0.2)
Balance—September 30	$3.6	$17.8

At September 30, 2016, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income was $3.6 million, $3.3 million of which is expected to be reclassified into earnings within the next 12 months.

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

As of September 30, 2016, the Company had commodity contracts outstanding which committed the Company to approximately $1.1 million of forecasted non-fat dry milk purchases. The effective portion of commodity derivatives qualifying as cash flow hedges is deferred in accumulated other comprehensive income (loss), and the ineffective portion is recognized within other (income)/expenses - net. Both the effective and ineffective portions of the hedges were insignificant for the three and nine months ended September 30, 2016 and 2015.

Fair Value Hedges

Interest Rate Swaps
During the second quarter of 2014, the Company entered into eight interest rate swaps with multiple counterparties, which have an aggregate notional amount of $700.0 million of outstanding principal. This series of swaps effectively converts the $700.0 million of 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of September 30, 2016, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $1.7 million and $5.7 million for the three and nine months ended September 30, 2016, respectively, compared to a $2.4 million and $7.6 million reduction for the same periods in 2015.

In the fourth quarter of 2015, the Company entered into six interest rate swaps with multiple counterparties to mitigate interest rate exposure associated with the 2020 Notes. The swaps have an aggregate notional amount of $750.0 million of outstanding principal. This series of swaps effectively converts the $750.0 million of 2020 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of September 30, 2016, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $1.6 million and $5.4 million for the three and nine months ended September 30, 2016, respectively. As the Company entered into the swaps during the fourth quarter of 2015, there was no impact to interest expense for the three and nine months ended September 30, 2015.

The following table summarizes the interest rate swaps outstanding as of September 30, 2016. The interest rate swaps for the 2019 Notes have a hedge inception date of May 2014, and the interest rate swaps for the 2020 Notes have an inception date of November 2015. The expiration dates of the interest rate swaps are equal to the stated maturity dates of the underlying debt.

(Dollars in millions)	Notional Amount of Underlying	Fixed Rate Received	Variable Rate Paid (U.S. 3 Month LIBOR +)	Fair Value Asset
Swaps associated with the 2019 Notes	$700.0	4.9%	3.14%	$13.3
Swaps associated with the 2020 Notes	$750.0	3.0%	1.38%	$13.9

See Note 14 for additional information related to the Company’s long-term debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds, which totaled $454.7 million and $510.1 million as of September 30, 2016 and December 31, 2015, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are equivalent to par.

16.                                      MARKETABLE SECURITIES

Debt securities have been classified as trading securities and are carried at fair value based on quoted market prices and classified as Level 1 in the fair value hierarchy. The cost basis for the Company’s debt securities is determined by the specific identification method. Realized and unrealized gains and losses on trading securities are included in other (income)/expenses - net.

The Company sold its investments in debt securities during the third quarter of 2015 for $21.7 million. As of September 30, 2016 and December 31, 2015, the Company held no investments in debt securities. During the three months and nine months ended September 30, 2015, the Company recognized a net loss on trading securities of $0.8 million and a net gain on trading securities of $5.6 million, respectively, resulting from fluctuation in fair value and foreign exchange.

17.                               EQUITY

Changes in common shares and treasury stock were as follows:

(Dollars and shares in millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2016	191.4	4.9	$362.6
Stock-based compensation	0.4	—	—
Treasury stock purchases	—	—	0.4
Accelerated Share Repurchase	(2.1)	—	—
Balance as of September 30, 2016	189.7	4.9	$363.0

Balance as of January 1, 2015	207.2	4.9	$362.6
Stock-based compensation	0.5	—	—
Treasury stock purchases	—	5.7	437.0
Balance as of September 30, 2015	207.7	10.6	$799.6

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

Share Repurchase Authorizations and Accelerated Share Repurchase Agreement

In September 2013, the Company’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization did not have an expiration date; however, during the third quarter of 2016, the Company repurchased $0.4 million of treasury shares which completed all purchases remaining under the 2013 Authorization. During the third quarter of 2015, the Company repurchased $437.0 million of treasury share under the 2013 Authorization.

In October 2015, the Company’s board of directors approved a new share repurchase authorization of an additional $1,500.0 million of the Company’s common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date.
On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) pursuant to the 2015 Authorization to repurchase $1,000.0 million (the “Repurchase Price”) of our common stock. Under the terms of the ASR Agreement, the Company paid the Repurchase Price in advance in exchange for 10,725,552 shares of our common stock received by the Company on October 27, 2015 (which shares are equivalent to approximately 85% of the number of shares of our common stock that could have been purchased with an amount of cash equal to the Repurchase Price based on the closing price of our common stock on October 22, 2015). Upon final settlement of the ASR Agreement in June 2016, an additional 2,086,050 shares were delivered to the Company for no additional consideration based generally on the daily volume-weighted average prices of our common stock over the term of the ASR Agreement. The total shares received and retired under the terms of the ASR Agreement was 12,811,602 shares with an average price paid per share of approximately $78.05. The par value of the retired shares were reflected as a reduction to common stock and the payment made to Goldman was recorded as a reduction to retained earnings within shareholders’ equity. During the third quarter of 2016, the Company did not repurchase any shares pursuant to the 2015 Authorization. As of September 30, 2016, the Company had $500.0 million remaining available under the 2015 Authorization.

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

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges		Pension and Other Post-employment Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2016	$(329.8)	$(17.2)		$(0.8)	$(347.8)	$(12.7)		$—
Deferred Gains/(Losses)	(24.9)	(0.6)		—	(25.5)	(1.0)	(1)	—
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	(5.0)		—	(5.0)	—		—
Tax Benefit/(Expense)	0.9	0.4		—	1.3	0.1		—
Balance as of September 30, 2016	$(353.8)	$(22.4)		$(0.8)	$(377.0)	$(13.6)		$—

Balance as of January 1, 2015	$(180.4)	$(17.8)		$(0.7)	$(198.9)	$1.9		$(21.6)
Deferred Gains/(Losses)	(103.5)	22.0	(2)	—	(81.5)	(0.3)	(1)	(1.3)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	(13.1)		—	(13.1)	—		—
Tax Benefit/(Expense)	0.7	(0.8)		—	(0.1)	—		—
Acquisition of Noncontrolling Interest	(11.5)	—		—	(11.5)	(11.4)		22.9
Balance as of September 30, 2015	$(294.7)	$(9.7)		$(0.7)	$(305.1)	$(9.8)		$—
(1) Represents foreign currency translation adjustments.
(2) See Note 15 for additional information related to interest rate forward swaps.

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Three Months Ended September 30,
	Affected Statement of Earnings Lines
(Dollars in millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2016	2015	2016	2015	2016	2015
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$(1.0)	$6.2	$0.2	$(0.5)	$(0.8)	$5.7
Commodity Contracts	(0.3)	(0.6)	0.2	0.2	(0.1)	(0.4)
Interest Rate Forward Swap	(0.3)	(0.3)	0.1	0.1	(0.2)	(0.2)
Total Reclassifications	$(1.6)	$5.3	$0.5	$(0.2)	$(1.1)	$5.1

	Nine Months Ended September 30,
	Affected Statement of Earnings Lines
(Dollars in millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2016	2015	2016	2015	2016	2015
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$6.9	$15.4	$(0.4)	$(4.5)	$6.5	$10.9
Commodity Contracts	(0.9)	(1.3)	0.4	0.5	(0.5)	(0.8)
Interest Rate Forward Swap	(1.0)	(1.0)	0.4	0.4	(0.6)	(0.6)
Total Reclassifications	$5.0	$13.1	$0.4	$(3.6)	$5.4	$9.5

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

In March 2016, the Venezuelan government devalued its currency and reduced its existing three tiered system to a two tiered system by eliminating the intermediary SICAD rate. The CENCOEX Official Rate, which continues to be used for purchases of certain essential goods, was changed to 10.0 VEF to 1.0 USD and is now referred to as DIPRO. Additionally, the SIMADI rate was replaced by a new market based rate known as DICOM, which governs all transactions not covered by DIPRO. The DICOM rate has continued to devalue against the USD throughout the second and third quarters of 2016. The rates were as follows:

(VEF to 1.0 USD)	September 30, 2016	June 30, 2016	March 31, 2016
DIPRO	10.0	10.0	10.0
DICOM	658.9	628.3	272.9

Effect on the Company’s Results

Due to the elimination of the SICAD rate in March 2016, the Company adopted the DICOM rate for purposes of remeasuring the monetary assets and liabilities of its Venezuela subsidiary effective March 10, 2016 because the Company believes the DICOM rate would now be used to settle future intercompany dividend remittances. The remeasurement impact of this adoption was a loss of $32.3 million, recognized during the first quarter of 2016 as a component of other (income)/expenses - net. Additional losses in the amount of $0.3 million and $0.5 million were recognized during the three and nine months ended September 30, 2016, respectively, related to remeasurement of the monetary assets and liabilities due to the continued devaluation of the DICOM rate against the USD.

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

Additionally, the Company incurred charges in the amount of $2.5 million during the three and nine months ended September 30, 2016 related to prepaid assets in Venezuela that can no longer be utilized.

Net sales in the Venezuelan subsidiary were negligible as a percent of total Company net sales for the three and nine months ended September 30, 2016. In addition, the Venezuelan subsidiary’s earnings were not a material component of MJN’s consolidated results during the three and nine months ended September 30, 2016.

Remaining Asset Exposures

The Venezuelan subsidiary had net monetary assets and net non-monetary assets that were negligible individually and in aggregate to the Company’s total net assets as of September 30, 2016. At September 30, 2016, the Venezuelan subsidiary had an intercompany payable in the amount of $52.1 million which represented amounts owed to the Company’s subsidiaries in Mexico and the U.S. for purchases of inventory.

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

We continue to note exposures related to adverse foreign currency exchange rates similar to those highlighted in the Annual Report on Form 10-K for the year ended December 31, 2015 and the Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2016 and June 30, 2016. We remain cautious of the impact of such exchange rates on our net sales results because a substantial portion of our sales are outside of the U.S. and the U.S. dollar remains strong in relation to many relevant currencies. We have implemented certain measures to offset some of the impact that lower sales has on our margins. However, if the U.S. dollar continues to strengthen or does so at an accelerated pace, we may experience a greater impact to our business.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			% of Net Sales
(Dollars in millions, except per share data)	2016	2015	% Change	2016	2015
Net Sales	$937.5	$977.5	(4)%
Gross Profit	603.8	630.7	(4)%	64%	65%
Operating Expenses	375.6	404.7	(7)%	40%	41%
Earnings before Interest and Income Taxes	228.2	226.0	1%	24%	23%
Interest Expense—net	26.3	14.8	78%	3%	2%
Earnings before Income Taxes	201.9	211.2	(4)%	22%	22%
Provision for Income Taxes	53.3	56.6	(6)%	6%	6%
Effective Tax Rate	26.4%	26.8%
Net Earnings	148.6	154.6	(4)%	16%	16%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	(0.7)	(0.6)	n/m	—%	—%
Net Earnings Attributable to Shareholders	$149.3	$155.2	(4)%	16%	16%
Weighted-Average Common Shares— Diluted	185.0	201.7
Earnings per Common Share—Diluted	$0.80	$0.77	4%

The results for the three months ended September 30, 2016 and 2015 include several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of ongoing results (“Specified Items”) and are listed in the table below.

	Three Months Ended September 30,
(Dollars in millions)	2016	2015
Restructuring, severance and other related costs	$7.4	$0.3
Pension and other post-employment adjustments	4.2	11.4
Venezuela foreign exchange losses and other related charges	2.8	—
Marketable securities loss - net	—	0.8
Legal, settlements and related costs	—	0.6
Other	1.6	—
Tax matters and the income tax impact on Specified Items	(3.4)	(6.3)

For the three months ended September 30, 2016, Specified Items primarily included a restructuring charge related to the Company’s ongoing Fuel for Growth initiative, a loss related to the remeasurement of a defined benefit pension plan, and foreign exchange losses and other asset write-offs in Venezuela. The pension remeasurement loss was driven by decreases in the interest rate associated with the U.S. pension plan liability. Within Other, the Company recognized charges associated with relocation of administrative offices.

During the three months ended September 30, 2015, Specified Items mainly included a loss related to the remeasurement of a defined benefit pension plan and a marketable securities loss.

For additional information on these Specified Items, see “Item 1. Financial Statements - Note 6. Restructuring, Note 8. Pension and Other Post-Employment Benefit Plans, Note 16. Marketable Securities and Note 18. Venezuela Matters.”

It is the Company’s policy to consistently include gains and losses, as incurred, related to the remeasurement of defined benefit pension and post-employment benefit plans within Specified Items. The remeasurement reflects changes in the pension assets and liabilities above what was estimated and included in periodic costs. Factors beyond our control such as changes in discount rates, market volatility and mortality assumptions drive the remeasurement amount. Additionally, the majority of our pension and post-employment plans are frozen, and therefore the benefit provided to such employees is not related to our underlying operations.

Net Sales

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of gross sales to net sales is as follows:

	Three Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2016	2015	2016	2015
Gross Sales	$1,289.5	$1,320.7	100%	100%
Gross-to-Net Sales Adjustments
Women, Infant and Children (“WIC”) Rebates	187.6	189.4	14%	14%
Sales Discounts	105.0	90.9	8%	7%
Returns	20.6	20.2	2%	2%
Other (including Cash Discounts, Coupons)	38.8	42.7	3%	3%
Total Gross-to-Net Sales Adjustments	352.0	343.2	27%	26%
Total Net Sales	$937.5	$977.5	73%	74%

The total gross-to-net sales adjustments increased as a percentage of gross sales to 27% in 2016 from 26% in 2015, primarily driven by an increase in sales discounts. Sales discounts increased due to trade investments in support of product launches in China.

Net sales by reportable segments are shown in the table below:

	Three Months Ended September 30,			% Change Due to
(Dollars in millions)	2016	2015	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$463.2	$476.8	(3)%	(4)%	4%	(3)%
Latin America	160.6	184.5	(13)%	(10)%	10%	(13)%
North America/Europe	313.7	316.2	(1)%	(5)%	5%	(1)%
Net Sales	$937.5	$977.5	(4)%	(5)%	5%	(4)%

Net sales by product category are shown in the table below:

	Three Months Ended September 30,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Infant formula	$553.5	$581.7	(5)%	59%	60%
Children’s nutrition	371.2	379.0	(2)%	40%	39%
Other	12.8	16.8	(24)%	1%	1%
Net Sales	$937.5	$977.5	(4)%	100%	100%

Asia
Volume declined 4% in Asia. China represented a 2% volume increase in the segment due to our newly launched Enfinitas product and the clearance of previous delays related to product testing standards for imported goods, partially offset by ongoing channel shifts. The Philippines represented a 4% volume decline in the segment due to competitive dynamics which impacted sales of our mid-tier children’s products as well as the effect of retail inventory adjustments.

Price/Mix increased 4% in Asia. In China, newly launched product innovation resulted in a 4% benefit to segment sales mix, partially offset by a 1% adverse impact on segment sales due to increased trade investments. Sales in Asia also benefited from a combination of price increases and favorable product mix in most key markets.

Foreign exchange adversely impacted sales in Asia by 3% due to currency devaluation in China.

Latin America
Volume declined 10% in Latin America. Venezuela represented 5% of this decline following the Company’s 2015 decision to slow shipments into Venezuela due to constraints placed by the Venezuelan government on the release of U.S. dollars to settle intercompany payables associated with product shipments. Mexico sales volume was negatively impacted by increased competition, most notably in the children’s nutrition category, adding a 3% adverse impact to sales volume. Ecuador represented a 2% volume decline in the segment primarily due to macroeconomic challenges.

Price/Mix increased 10% in Latin America due to price increases, particularly 4% in Mexico and 3% in Argentina.

Foreign exchange adversely impacted sales in Latin America by 13% due to a strengthening of U.S. dollar, most notably 5% in Mexico and 5% in Argentina.

North America/Europe
Volume declined 5% in North America/Europe. In the U.S., sales volume was adversely impacted 2% by market share weakness and increased competitive activities and 3% by timing of orders. Canada represented a 1% positive impact to sales volume in the segment due to continued market share gains in both infant and children’s products.

Price increased 5% in North America/Europe, primarily driven by increases of 1% in Canada and 3% in the U.S. following innovative product launches.

Foreign exchange adversely impacted sales in North America/Europe by 1% due to currency devaluation, primarily in the UK.

Our U.S. business is subject to variability from changes to our participation in the Special Supplemental Nutrition Program for Women, Infants and Children (“WIC”), including changes to rebate levels and renewal patterns for WIC contracts. In addition to sales directly attributable to a WIC contract, the contract holder enjoys the benefit of sales for products not directly covered by WIC.

A number of state WIC contracts expire and are subject to renewal bids by the end of 2017. Under recently awarded WIC contracts, trends have been towards higher rebate levels. If these trends continue, the cost to the Company of losing and/or retaining WIC contracts could adversely affect our U.S. sales and/or operating results.

Gross Profit

	Three Months Ended September 30,
(Dollars in millions)	2016	2015	% Change
Net Sales	$937.5	$977.5	(4)%
Cost of Products Sold	333.7	346.8	(4)%
Gross Profit	$603.8	$630.7	(4)%
Gross Margin Percentage	64.4%	64.5%

Gross margin percentage remained fairly consistent in 2016 compared to 2015. Gross margin was favorably impacted by lower dairy costs (+2.4%) which was offset by adverse foreign exchange (-1.6%) and increased trade promotion costs (-0.6%).

Operating Expenses

	Three Months Ended September 30,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Selling, General and Administrative	$190.0	$216.1	(12)%	20%	22%
Advertising and Promotion	162.3	156.1	4%	17%	16%
Research and Development	23.1	26.3	(12)%	2%	3%
Other (Income)/Expenses—net	0.2	6.2	n/m	—%	1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased in 2016 compared to 2015 primarily due to approximately $18 million of savings generated from the Fuel for Growth program driven by streamlined use of third party services and lower headcount as well as a $6.9 benefit from foreign exchange.

Advertising and Promotion Expenses

Advertising and promotion expenses increased in 2016 compared to 2015 primarily due to increased advertising and promotion spending of $14.4 million in Asia mainly related to increasing consumer awareness of Enfinitas in China, partially offset by $5.4 million of favorable foreign exchange translation and reduced spending in other emerging markets.

Other (Income)/Expenses—net

	Three Months Ended September 30,
(Dollars in millions)	2016	2015
Foreign exchange (gains)/losses - net	$(6.2)	$4.9
Restructuring, severance and other related costs	7.0	0.6
Marketable securities (gain)/loss	—	0.8
Legal, settlements and other - net	(0.6)	(0.1)
Other (income)/expenses - net	$0.2	$6.2

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

	Three Months Ended September 30,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Asia	$134.6	$154.2	(13)%	29%	32%
Latin America	40.1	38.9	3%	25%	21%
North America/Europe	107.1	101.3	6%	34%	32%
Corporate and Other	(53.6)	(68.4)	22%	n/a	n/a
EBIT	$228.2	$226.0	1%	24%	23%

EBIT in Asia decreased by $19.6 million in 2016 compared to 2015 primarily due to higher advertising and promotion spending of $14.4 million mainly related to increasing consumer awareness of Enfinitas in China and $8.2 million of adverse foreign exchange.

EBIT in Latin America increased by $1.2 million in 2016 compared to 2015 primarily due to lower dairy costs of $7.5 million and decreased advertising and promotion expenditures of $3.4 million when compared to a high level of spending in the prior year to support product launches, offset by $10.4 of adverse foreign exchange.

EBIT in North America/Europe increased by $5.8 million in 2016 compared to 2015. The increase was primarily due to gross margin improvements driven by lower dairy costs of $5.0 million as well as reduced operating expenses of $2.4 million, partially offset by $3.8 million of adverse foreign exchange.

Corporate and Other expenses decreased by $14.8 million in 2016 compared to 2015, nearly all of which is attributable to savings from Fuel for Growth.

Interest Expense —net
Net interest expense increased $11.5 million in 2016 compared to 2015. The increase was driven by $13.8 million of interest expense on the $750.0 million of 3.0% Senior Notes due November 15, 2020 (the “2020 Notes”) and the $750.0 million of 4.125% Senior Notes due November 15, 2025 (the “2025 Notes”), both issued in November 2015. Partially offsetting the interest expense from these notes is a benefit from an interest rate swap on the 2020 Notes which reduced interest expense by $1.6 million during the three months ended September 30, 2016.

Income Taxes
The Company’s effective tax rate (“ETR”) for both the 2016 and 2015 periods differs from the statutory tax rate predominantly due to the favorable impact of tax rulings and agreements in various foreign jurisdictions. See “Item 1. Financial Statements - Note 4. Income Taxes” for additional information. The ETR for the three months ended September 30, 2016 and 2015 was 26.4% and 26.8%, respectively. The ETR decrease for the three months ended September 30, 2016 was driven 6.5% by tax credits from the repatriation of foreign earnings to the United States, offset almost entirely by a change in valuation allowances associated with the Company’s Brazilian and Indonesian subsidiaries.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in the Company’s operating entities in China, Argentina and Indonesia, respectively (see “Item 1. Financial Statements - Note 17. Equity” for additional information).

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended September 30, 2016 decreased 4% to $149.3 million compared to the three months ended September 30, 2015.

Nine Months Results of Operations

Below is a summary of comparative results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,			% of Net Sales
(Dollars in millions, except per share data)	2016	2015	% Change	2016	2015
Net Sales	$2,841.1	$3,104.3	(8)%
Gross Profit	1,826.6	2,007.6	(9)%	64%	65%
Operating Expenses	1,233.9	1,267.2	(3)%	43%	41%
Earnings before Interest and Income Taxes	592.7	740.4	(20)%	21%	24%
Interest Expense—net	78.9	42.5	86%	3%	1%
Earnings before Income Taxes	513.8	697.9	(26)%	18%	22%
Provision for Income Taxes	132.7	173.6	(24)%	5%	6%
Effective Tax Rate	25.8%	24.9%
Net Earnings	381.1	524.3	(27)%	13%	17%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	4.0	(1.2)	n/m	—%	—%
Net Earnings Attributable to Shareholders	$377.1	$525.5	(28)%	13%	17%
Weighted-Average Common Shares— Diluted	186.3	202.6
Earnings per Common Share—Diluted	$2.02	$2.59	(22)%

The results for the nine months ended September 30, 2016 and 2015 include several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of ongoing results (“Specified Items”) and are listed in the table below.

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Venezuela long-lived asset impairments, foreign exchange losses and other related charges	$81.2	$—
Pension and other post-employment adjustments	23.4	9.9
Restructuring, severance and other related costs	19.8	2.8
Settlement related to the China investigation	—	12.0
Legal, settlements and related costs	—	1.7
Marketable securities gain - net	—	(5.6)
Other	1.6	—
Tax matters and the income tax impact on Specified Items	(12.0)	(7.2)

For the nine months ended September 30, 2016, Specified Items included long-lived asset impairment charges, foreign exchange losses and other asset write-offs in Venezuela, a loss related to the remeasurement of a defined benefit pension plan, and restructuring charges related to the Company’s ongoing Fuel for Growth initiatives. The pension remeasurement loss was driven by decreases in both the discount rate and interest rate associated with the U.S. pension plan liability. Within Other, the Company recognized charges associated with relocation of administrative offices.

During the nine months ended September 30, 2015, Specified Items mainly included payments made in connection with the SEC settlement disclosed by the Company in July 2015 and a loss related to the remeasurement of a defined benefit pension plan.

For additional information on these Specified Items, see “Item 1. Financial Statements - Note 6. Restructuring, Note 8. Pension and Other Post-Employment Benefit Plans, Note 16. Marketable Securities and Note 18. Venezuela Matters.”

It is the Company’s policy to consistently include gains and losses, as incurred, related to the remeasurement of defined benefit pension and post-employment benefit plans within Specified Items. The remeasurement reflects changes in the pension assets and liabilities above what was estimated and included in periodic costs. Factors beyond our control such as changes in discount rates, market volatility and mortality assumptions drive the remeasurement amount. Additionally, the majority of our pension and post-employment plans are frozen, and therefore the benefit provided to such employees is not related to our underlying operations.

Net Sales
We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of gross sales to net sales is as follows:

	Nine Months Ended September 30,		% of Gross Sales
(Dollars in millions)	2016	2015	2016	2015
Gross Sales	$3,887.3	$4,101.7	100%	100%
Gross-to-Net Sales Adjustments
Women, Infant and Children (“WIC”) Rebates	561.7	575.9	14%	14%
Sales Discounts	299.3	232.2	8%	6%
Returns	64.0	63.1	2%	1%
Other (including Cash Discounts, Coupons)	121.2	126.2	3%	3%
Total Gross-to-Net Sales Adjustments	1,046.2	997.4	27%	24%
Total Net Sales	$2,841.1	$3,104.3	73%	76%

Total gross-to-net sales adjustments increased as a percentage of gross sales to 27% in 2016 from 24% in 2015, primarily driven by an increase in sales discounts. Sales discounts increased due to trade investments in China.

Net sales by reportable segments are shown in the table below:

	Nine Months Ended September 30,			% Change Due to
(Dollars in millions)	2016	2015	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$1,420.0	$1,571.0	(10)%	(7)%	1%	(4)%
Latin America	487.4	587.3	(17)%	(12)%	9%	(14)%
North America/Europe	933.7	946.0	(1)%	(2)%	2%	(1)%
Net Sales	$2,841.1	$3,104.3	(8)%	(6)%	2%	(4)%

Net sales by product category are shown in the table below:

	Nine Months Ended September 30,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Infant formula	$1,674.7	$1,827.8	(8)%	59%	59%
Children’s nutrition	1,127.2	1,222.5	(8)%	40%	39%
Other	39.2	54.0	(27)%	1%	2%
Net Sales	$2,841.1	$3,104.3	(8)%	100%	100%

Asia
Volume declined 7% in Asia. China represented a 3% volume decline in the segment which was due to channel shifts and the rapid change in consumer preferences towards imported premium products. The Philippines had a 2% adverse impact on sales volume in the segment due to challenging market dynamics which impacted sales of our mid-tier children’s products. The remainder of the volume decline in the segment was driven by increased competition and category declines in other emerging markets.

Price/Mix increased 1% in Asia due to price increases in a number of emerging markets, most notably the Philippines. In China, increased trade investment had a 3% adverse effect on segment sales, offset by a 3% benefit to segment sales mix from newly launched product innovation.

Foreign exchange adversely impacted sales in Asia by 4% due to currency devaluation which affected all markets within the segment.

Latin America
Volume declined 12% in Latin America. Venezuela represented a 8% volume decline in the segment following the Company’s 2015 decision to slow shipments to distribution channels in Venezuela due to constraints placed by the Venezuelan government on the release of U.S. dollars to settle intercompany payables associated with product shipments. The remainder of the volume decline in the segment was driven by macroeconomic challenges in Brazil and Ecuador.

Price/Mix increased 9% in Latin America due to price increases, particularly 3% in Argentina and 3% in Mexico.

Foreign exchange adversely impacted sales in Latin America by 14% due to a strengthening U.S. dollar, most notably 6% in Mexico and 5% in Argentina.

North America/Europe
Volume declined 2% in North America/Europe. In the U.S., sales volume was adversely impacted 3% by category share weakness and increased competitive activities and 1% by timing of orders. Canada represented a 1% positive impact to sales volume in the segment due to continued market share gains in both infant and children’s products.

Price increased 2% in North America/Europe. The U.S. and Canada each contributed 1% of this increase due to both favorable pricing and product mix.

Foreign exchange adversely impacted sales in North America/Europe by 1% due to currency devaluation in Canada and the UK.

Our U.S. business is subject to variability from changes to our participation in the Special Supplemental Nutrition Program for Women, Infants and Children (“WIC”), including changes to rebate levels and renewal patterns for WIC contracts. In addition to sales directly attributable to a WIC contract, the contract holder enjoys the benefit of sales for products not directly covered by WIC.

A number of state WIC contracts expire and are subject to renewal bids by the end of 2017. Under recently awarded WIC contracts, trends have been towards higher rebate levels. If these trends continue, the cost to the Company of losing and/or retaining WIC contracts could adversely affect our U.S. sales and/or operating results.

Gross Profit

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015	% Change
Net Sales	$2,841.1	$3,104.3	(8)%
Cost of Products Sold	1,014.5	1,096.7	(7)%
Gross Profit	$1,826.6	$2,007.6	(9)%
Gross Margin Percentage	64.3%	64.7%

Gross margin percentage decreased slightly in 2016 compared to 2015. Gross margin was favorably impacted by lower dairy costs (+3.3%), which was offset by unfavorable product mix (-2.0%) and adverse impact from foreign exchange (-1.2%).

Operating Expenses

	Nine Months Ended September 30,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Selling, General and Administrative	$595.6	$679.5	(12)%	21%	22%
Advertising and Promotion	480.1	490.7	(2)%	17%	16%
Research and Development	74.9	79.9	(6)%	3%	3%
Other (Income)/Expenses—net	83.3	17.1	n/m	3%	1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased in 2016 compared to 2015 primarily due to approximately $61 million of savings generated from the Fuel for Growth program driven by streamlined use of third party services and lower headcount as well as a $29.2 million benefit from foreign exchange.

Advertising and Promotion Expenses

The decrease in advertising and promotion expenses was mainly a result of $22.8 million of favorable foreign exchange translation, partially offset by increased advertising and promotion spending of $22.5 million in Asia, primarily related to increasing consumer awareness of Enfinitas in China and lower spending of $6.2 million within Latin America and $4.1 million in North America/Europe.

Other (Income)/Expenses—net

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Venezuela long-lived asset impairments	$45.9	$—
Foreign exchange (gains)/losses - net	20.9	6.8
Restructuring, severance and other related costs	18.2	4.3
Marketable securities (gain)/loss	—	(5.6)
Legal, settlements and other - net	(1.7)	11.6
Other (income)/expenses - net	$83.3	$17.1

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

	Nine Months Ended September 30,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Asia	$440.7	$542.1	(19)%	31%	35%
Latin America	117.1	141.0	(17)%	24%	24%
North America/Europe	288.3	264.9	9%	31%	28%
Corporate and Other	(253.4)	(207.6)	(22)%	n/a	n/a
EBIT	$592.7	$740.4	(20)%	21%	24%

EBIT in Asia decreased by $101.4 million in 2016 compared to 2015 partially due to $32.1 million of adverse foreign exchange. EBIT was further impacted by reduced gross profits from lower sales volume of $93.9 million and higher advertising and promotion spending of $22.5 million primarily related to increasing consumer awareness of Enfinitas in China, partially offset by lower dairy costs of $54.2 million.

EBIT in Latin America decreased by $23.9 million in 2016 compared to 2015 mainly due to $26.2 of adverse foreign exchange. Lower earnings related to a $46.5 million reduction in sales in Venezuela as a result of suspended shipments were offset by price increases and favorable product mix in Mexico and Argentina of $35.7 million, lower dairy costs of $13.0 million and reduced advertising and promotion spending of $6.2 million.

EBIT in North America/Europe increased by $23.4 million in 2016 compared to 2015. The increase was primarily due to gross margin improvements driven by lower input costs of $16.4 million as well as reduced operating expenses of $20.0 million, partially offset by $11.5 million of adverse foreign exchange. The decline in operating expenses was primarily driven by approximately $11 million of Fuel for Growth savings and $4.1 million of lower advertising and promotion expenditures.

Corporate and Other expenses increased primarily due to $81.2 million of long-lived asset impairment charges, foreign exchange losses and other asset write-offs in Venezuela in 2016. In addition, there were $18.4 million of charges related to Fuel for Growth in 2016, and $23.4 million of actuarial losses in 2016 related to a defined benefit pension plan compared to $9.9 million of actuarial losses in 2015. The increase in expenses was offset by $12.0 million of payments in connection with an SEC settlement in 2015 which did not recur in 2016 and approximately $51 million of savings from Fuel for Growth.

Interest Expense —net
Net interest expense increased $36.4 million in 2016 compared to 2015. The increase was driven by $41.3 million of interest expense on the 2020 Notes and the 2025 Notes, both issued in November 2015. Partially offsetting the interest expense from these notes is a benefit from an interest rate swap on the 2020 Notes which reduced interest expense by $5.4 million during the nine months ended September 30, 2016.

Income Taxes
The Company’s ETR for both the 2016 and 2015 periods differs from the statutory tax rate predominantly due to the favorable impact of tax rulings and agreements in various foreign jurisdictions. See “Item 1. Financial Statements - Note 4. Income Taxes” for additional information. The ETR for the nine months ended September 30, 2016 and 2015 was 25.8% and 24.9%, respectively. The ETR increase for the nine months ended September 30, 2016 was driven 4.0% by the Company’s Venezuelan subsidiary which incurred a remeasurement loss on its monetary assets and an impairment charge on its long-lived assets in 2016 (both of which provided no tax benefit) and approximately 3% due to the establishment of a valuation allowance associated with the Company’s Brazilian subsidiary, offset 6.0% by tax credits from the repatriation of foreign earnings to the United States.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in the Company’s operating entities in China, Argentina and Indonesia, respectively (see “Item 1. Financial Statements - Note 17. Equity” for additional information).

Net Earnings Attributable to Shareholders

For the foregoing reasons, net earnings attributable to shareholders for the nine months ended September 30, 2016 decreased 28% to $377.1 million compared with the nine months ended September 30, 2015.

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

Cash and cash equivalents totaled $1,843.2 million at September 30, 2016, of which $1,576.9 million was held outside of the United States. Cash and cash equivalents totaled $1,701.4 million as of December 31, 2015, of which $1,512.5 million was held outside of the United States.

During the nine months ended September 30, 2016 and 2015, we repatriated approximately $213 million and $54 million, respectively, of cash not associated with permanently invested earnings to the United States from multiple jurisdictions. We expect to repatriate additional cash during the fourth quarter of 2016.

As a result of the Company’s evaluation of its global cash position, management has asserted that earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of September 30, 2016, approximately $1,181 million of cash and cash equivalents associated with permanently invested undistributed earnings were held by foreign subsidiaries. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund the Company’s U.S. operations. If we decide at a later date to repatriate these earnings to the United States, we would be required to provide U.S. taxes on these amounts.

Cash Flows

The Company believes that cash on hand and cash from operations will be sufficient to support its working capital needs, pay its operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$381.1	$524.3
Depreciation and Amortization	74.4	73.4
Impairment of Long-Lived Assets	45.9	—
Other	60.8	63.1
Changes in Assets and Liabilities	(34.5)	34.7
Pension and Other Post-employment Benefit Contributions	(17.0)	(86.6)
Total Operating Activities	510.7	608.9
Investing Activities	(110.0)	(124.8)
Financing Activities	(225.9)	(374.0)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(33.0)	(44.3)
Net Increase in Cash and Cash Equivalents	$141.8	$65.8

Cash and cash equivalents increased $141.8 million in the nine months ended September 30, 2016 as operating cash flows were generated in excess of capital expenditures and dividends. Cash and cash equivalents were further impacted by the currency devaluation, mainly in Venezuela.

Cash flows from operating activities were $510.7 million and $608.9 million for the nine months ended September 30, 2016 and 2015, respectively. Cash flows reflected reduced income, increased receivables of approximately $55 million, a reduction in taxes payable of approximately $37 million and a reduction of deferred revenue of approximately $17 million.

Cash flow used in investing activities was $14.8 million lower than the prior year period. The decrease was the result of lower capital expenditures in 2016 as compared to 2015 related to capacity expansion for manufacturing facilities in the U.S. and Europe.

Cash flow used in financing activities was $225.9 million and $374.0 million for the nine months ended September 30, 2016 and 2015, respectively. The difference was driven by cash used in the prior year period to repurchase $437.0 million of shares, partially offset by prior year borrowings of $322.0 million under the Company’s revolving credit facility. In addition, cash was paid to acquire an incremental 10% of the Company's business in Argentina in 2015. The remaining difference was primarily attributable to lower dividend payments in the current year due to the retirement of shares repurchased under the accelerated share repurchase agreement. For additional information, see “Item 1. Financial Statements - Note 17. Equity.”

Short-Term Borrowings

As of September 30, 2016 and December 31, 2015, the Company had short-term borrowings of $1.8 million and $3.0 million, respectively, made by its subsidiary in Argentina.

Revolving Credit Facility

As of September 30, 2016, the Company had no borrowings against its $750.0 million five-year revolving credit facility, and the Company had $750.0 million available under this facility. The revolving credit facility contains financial covenants and the Company was in compliance with these financial covenants as of September 30, 2016.

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

During the fourth quarter of 2015, we entered into a series of interest rate swaps to convert our 2020 Notes from fixed to floating for the remainder of their term in order to diversify our interest rate exposure. The interest rate swaps have an aggregate notional amount of $750.0 million of outstanding principal. As of September 30, 2016, these swaps were in an asset position with a fair value of $13.9 million.
During the second quarter of 2014, we entered into a series of interest rate swaps to convert our $700.0 million of 4.9% Notes due November 1, 2019 (the “2019 Notes”) from fixed to floating for the remainder of their term in order to diversify our interest rate exposure.  These interest rate swaps have an aggregate notional amount of $700.0 million of outstanding principal. As of September 30, 2016, these swaps were in an asset position with a fair value of $13.3 million.

For additional information regarding Short-Term Borrowings, Revolving Credit Facility, Long-Term Debt and Interest Rate Swaps, see “Item 1. Financial Statements - Note 14. Debt and Note 15. Derivatives and Other Financial Instruments.”

Share Repurchases
In September 2013, our board of directors approved a share repurchase authorization of up to $500.0 million of our common stock (the “2013 Authorization”). The authorization did not have an expiration date; however, during the third quarter of 2016, the Company repurchased $0.4 million of treasury shares which completed all purchases remaining under the 2013 Authorization. During the third quarter of 2015, the Company repurchased $437.0 million of treasury shares under the 2013 Authorization.

In October 2015, the Company’s board of directors approved a new share repurchase authorization of an additional $1,500.0 million of our common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date. Shares may be repurchased from time to time in the open market transactions or in privately negotiated transactions. On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1,000.0 million (the “Repurchase Price”) of our common stock. Under the terms of the ASR Agreement, 10,725,552 shares of our common stock were received by the Company on October 27, 2015 (which shares are equivalent to approximately 85% of the number of shares of our common stock that could have been purchased with an amount of cash equal to the Repurchase Price based on the closing price of our common stock on October 22, 2015). Upon final settlement of the ASR Agreement in June 2016, an additional 2,086,050 shares were delivered to the Company for no additional consideration based generally on the daily volume-weighted average prices of our common stock over the term of the ASR Agreement. The total shares received and retired under the terms of the ASR Agreement was 12,811,602 shares with an average price paid per share of approximately $78.05. During the third quarter of 2016, the Company did not repurchase any shares pursuant to the 2015 Authorization. As of September 30, 2016, the Company had $500.0 million remaining available under the 2015 Authorization.

Fuel for Growth Program
During the third quarter of 2015, the Company approved a plan to implement a business productivity program referred to as “Fuel for Growth,” which is expected to be implemented over a three-year period. Fuel for Growth is designed to improve operating efficiencies and reduce costs. Fuel for Growth is expected to improve profitability and create additional investments behind brand building and growth initiatives. Fuel for Growth focuses on the optimization of resources within various operating functions and certain third party cost reduction activities across the business. During the nine months ended September 30, 2016, total charges associated with Fuel for Growth were $18.4 million.
During the second quarter of 2016, additional savings of approximately $60 million were identified within the Fuel for Growth Program, resulting in total expected cost savings of approximately $180 million by 2018 with a targeted reduction of approximately $75 million to $80 million during 2016. The Company is contemplating additional program activities and anticipates incremental charges in 2016 of up to $10 million. For additional information on the Fuel for Growth program, see “Item 1. Financial Statements – Note 6. Restructuring.”

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

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three-month period ending September 30, 2016:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
July 1, 2016 through July 31, 2016	—	$—	—	$500.4
August 1, 2016 through August 31, 2016	5,040	87.87	5,040	500.0
September 1, 2016 through September 30, 2016	—	—	—	500.0
Total	5,040	$87.87	5,040	$500.0

(1)
The total number of shares purchased does not include shares surrendered to the Company to pay the exercise price in connection with the exercise of employee stock options or shares surrendered to the Company to satisfy tax withholding obligations in connection with the exercise of employee stock options or the vesting of restricted stock units and performance share awards.

(2)	Average Price Paid per Share includes commissions and discounts.

(3)
On September 11, 2013, the Company announced that its board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization did not have an expiration date; however, during the third quarter of 2016, the Company completed all purchases remaining under the 2013 Authorization.

On October 22, 2015, the Company announced that, on October 20, 2015, its board of directors approved a new share repurchase authorization of an additional $1,500.0 million of the Company’s common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date. During the third quarter of 2016, the Company did not repurchase any shares pursuant to the 2015 Authorization. As of September 30, 2016, the Company had $500.0 million remaining available under the 2015 Authorization.

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

MEAD JOHNSON NUTRITION COMPANY

Date:	October 27, 2016	By:	/s/ Michel Cup
Michel Cup
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)