Form 10-K
period 2016-12-31
Mead Johnson Nutrition Co
filed 2017-02-27
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.7 billion.
As of February 22, 2017, there were 183,429,210 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders. In the event the registrant does not file a Proxy Statement for its 2017 Annual Meeting of Stockholders with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2016 fiscal year, this information will be included in an amendment to this Annual Report on Form 10-K.

MEAD JOHNSON NUTRITION COMPANY

PART I
Item 1.    BUSINESS.
Our Company
Mead Johnson Nutrition Company is a global leader in pediatric nutrition with approximately $3.7 billion in net sales for the year ended December 31, 2016. We are committed to being the world’s leading nutrition company for infants and children and to helping nourish the world’s children for the best start in life. Our Enfa family of brands, including Enfamil infant formula, is the world’s leading brand franchise in pediatric nutrition, based on retail sales, and accounted for approximately 80% of our net sales for the year ended December 31, 2016. Our comprehensive product portfolio addresses a broad range of nutritional needs for infants, children and expectant and nursing mothers. We have over 100 years of innovation experience during which we have developed or improved many breakthrough or category-defining products across our product portfolio. Our singular focus on pediatric nutrition and our implementation of a business model that integrates nutritional science with health care and consumer marketing expertise differentiate us from many of our competitors.
We market our portfolio of more than 70 products to mothers, health care professionals and retailers in more than 50 countries in Asia, North America, Latin America and Europe. Our three reportable segments are Asia, Latin America and North America/Europe, which comprised 50%, 17% and 33%, respectively, of our net sales for the year ended December 31, 2016. See “Item 8. Financial Statements and Supplementary Data—Note 5. Segment Information” for additional financial information by segment and geographical area. For the year ended December 31, 2016, 72% of our net sales were generated outside of the United States.
We believe parents and health care professionals associate the Mead Johnson name and our Enfa family of brands with quality, science-based pediatric nutrition products. Our products are marketed around the world through our global sales and marketing efforts. We believe that the strength of our brands allows us to create and maintain consumer loyalty across our product portfolio.
In this Annual Report on Form 10-K, we refer to Mead Johnson Nutrition Company and its subsidiaries throughout as “the Company,” “MJN,” “Mead Johnson,” “we” or “us.” For purposes of this Annual Report on Form 10-K, the term China refers to the Company’s businesses in mainland China and Hong Kong.
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
In 1967, we became a wholly-owned subsidiary of Bristol-Myers Squibb Company (“BMS”). In February 2009, we completed our initial public offering of common stock, following which BMS retained a significant ownership interest in the Company.  BMS then completed a split-off of its remaining interest in Mead Johnson in December 2009 making Mead Johnson an independent public company.  The Company is currently headquartered in Glenview, Illinois and is scheduled to relocate its corporate headquarters to Chicago, Illinois in the first half of 2017.
Merger Agreement
On February 10, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reckitt Benckiser Group plc, a company incorporated in England and Wales (“Reckitt Benckiser”), and Marigold Merger Sub, Inc., a Delaware corporation and a wholly owned indirect subsidiary of Reckitt Benckiser (“Merger Sub”), pursuant to which Reckitt Benckiser will indirectly acquire the Company by means of a merger of Merger Sub with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”). The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors.
At the effective time of the Merger (the “Effective Time”), on the terms and subject to the conditions set forth in the Merger Agreement, each share of the Company’s common stock outstanding immediately prior to the Effective Time (other than (i) each share held by the Company as treasury stock (other than shares held for the account of clients, customers or other persons), (ii) each share held by Reckitt Benckiser or by any subsidiary of either the Company or Reckitt Benckiser and (iii) each share held by a holder who has not voted in favor of the Merger or consented thereto in writing and who has demanded appraisal for such shares in accordance with Delaware law) will be converted into the right to receive $90.00 in cash, without interest.

Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, among others: (i) the affirmative vote of the holders of a majority of the Company's outstanding shares of common stock; (ii) the affirmative vote of a simple majority of Reckitt Benckiser’s shareholders at a shareholder meeting; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other non-United States regulatory approvals required to consummate the Merger; and (iv) in the case of Reckitt Benckiser's obligations to consummate the Merger, the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). Reckitt Benckiser and Merger Sub's respective obligations to consummate the Merger are not subject to any financing condition or other contingency.

Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 13, 2017.
Our Product Portfolio
Our product portfolio, which addresses a wide range of pediatric nutritional needs, consists of two principal product categories: infant formula and children’s nutrition, which represented 59% and 40%, respectively, of our net sales for the year ended December 31, 2016. Our product categories can be separated into the following general product types: (i) routine infant, (ii) solutions, (iii) specialty, (iv) children’s nutrition and (v) other. Our routine infant formula is intended for healthy consumers while our solutions and specialty products are offered for infants with common feeding problems and special nutritional needs. Our children’s nutrition products are designed to meet the nutritional needs of children at different stages of development. Our other products (representing approximately 1% of net sales) include maternal nutrition products, vitamins, supplements and oral electrolyte solutions for infants and children. We market products under different names in various regions across the world based on marketing strategies and brand recognition.
Our most prominent product form around the world is milk-based powder. We also produce several products in liquid form for sale primarily in North America. In relevant markets, liquids are available in routine, solutions, specialty and children’s nutrition products. In addition, we have introduced certain non-GMO products in an effort to provide parents with options that meet a variety of preferences.
Routine Infant Formula. We design routine infant formula for healthy, full-term infants without special nutritional needs both for use as the infant’s sole source of nutrition and as a supplement to breastfeeding. Our key routine infant formula products include Enfamil Premium, Enfamil A+, Enfalac Premium and Enfapro A+. We endeavor to develop routine infant formula that includes the most beneficial attributes of breast milk. Each product is referred to as a “formula,” as it is formulated for the specific nutritional needs of an infant at a given age. Generally, our routine infant formulas have the following four main components: (1) protein from cow’s milk that is processed to have a profile similar to human milk, (2) a blend of vegetable fats (including docosahexaenoic acid (“DHA”) and arachidonic acid (“ARA”)) to replace bovine milk fat in order to better resemble the composition of human milk, (3) a carbohydrate, generally lactose from cow’s milk and (4) a vitamin and mineral “micronutrient” pre-mix that is blended into the product to meet the specific needs of the infant at a given age. In certain geographies, we have introduced a premium-priced product (Enfinitas in China and Enspire in the United States). This premium-priced formulation has two innovative components, lactoferrin and milk fat globule membrane (“MFGM”), both of which are naturally found in human breast milk and provide important benefits (lactoferrin to support immune health and MFGM to foster cognitive development). MFGM is also present in our Enfa products in several other markets.
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
Children’s Nutrition Products. We design our children’s products to meet the changing nutritional needs of children at different stages of development (i.e. toddlers and older children). Our primary children’s nutrition products include Enfagrow, Sustagen and Lactum. These products are not breast milk substitutes and are not designed as a sole source of nutrition but instead are designed to be a part of a child’s appropriate diet. MFGM is present in certain of our children’s Enfa products as well. We also offer “milk modifiers” (ChocoMilk and Cal-C-Tose) that, when added to a glass of milk, enhance the milk’s nutritional value. In China, we have introduced a premium-priced, children’s nutrition product (Enfinitas, discussed above).

Other Products. We also produce a range of other products, including pre-natal and post-natal nutritional supplements for expectant and nursing mothers, including Expecta and EnfaMama. Our pediatric vitamin products sold in some geographies, such as Enfamil Poly-Vi-Sol, provide a range of benefits for infants, including multivitamins and iron supplements. Our Enfalyte product, sold in North America, is an oral electrolyte solution designed for infants and children to quickly replace electrolytes and water to help restore hydration.
The following table shows sales for each of the above-described product types as a percentage of our total net sales over each of the past three fiscal years.

% of Total Net Sales	2016	2015	2014
Routine Infant Formula	36%	37%	38%
Solutions Products*	13%	13%	11%
Specialty Products*	10%	9%	8%
Total Infant	59%	59%	57%

Children’s Nutrition Products	40%	39%	41%
Total Children’s	40%	39%	41%

Other	1%	2%	2%
Total Other	1%	2%	2%

* These products can be consumed by children; however, a majority of such products are consumed by infants.

Global Supply Chain
We manage sourcing, manufacturing and distribution of our product portfolio through our global supply chain.
Sourcing. We source approximately 75% of our materials from approximately 40 suppliers worldwide. Through our suppliers, we obtain key raw materials and primary packaging materials on a global basis. These raw materials are subject to review and approval by our regional teams to ensure compliance with regulatory requirements and quality standards. Certain raw materials, while managed and purchased by contract on a global basis, are subject to regional and local variations in price under the terms of these supply agreements. For example, the cost of dairy, agricultural oils, and packaging materials are affected by global commodity changes. As such, we are often exposed to price volatility related to market conditions outside of our control. Dairy products, consisting primarily of milk powders, non-fat dry milk, lactose and whey protein concentrates, accounted for approximately 32% of our global expenditures for raw materials and approximately 19% of our cost of goods sold for the year ended December 31, 2016.
Manufacturing and Finishing Locations; Quality Departments. We currently operate in-house production facilities at different locations around the world. Our manufacturing and finishing facilities are located in the United States, the Netherlands, Mexico, Brazil, Singapore, Thailand, China and the Philippines. See “Item 2. Properties” for a description of our global manufacturing facilities. We also use third-party manufacturers for a portion of our production requirements. As the production process advances, regional or sub-regional teams support the global team by overseeing manufacturing activities such as the finishing of our products. As we adapt to Chinese consumers’ shifting demand for fully imported products, we increasingly manufacture and finish our products in the Netherlands for shipment to China.
Our four regional quality departments located in the United States, the Netherlands, Mexico and Singapore perform regional and manufacturing site quality control and assurance.  The quality assurance work in the regions is supported by a Global Quality Assurance group which provides additional expertise for specific areas. Our products undergo extensive quality and safety checks throughout the manufacturing process, from raw materials to finished product.  Our regional quality departments perform routine manufacturing site inspections focused on regulatory requirements, food safety, continuous quality improvement, ingredient supplier quality and third-party compliance.  Our products meet all local and nationally required regulatory, safety and nutrition requirements, including the Codex Alimentarius, or food code, standards where applicable, the U.S. Infant Formula Act in the United States and specific national, local and regional requirements elsewhere (See “—Regulatory and Legal” below for further details).   Nevertheless, the Company is constantly driving improvement in quality and, as such, these regulations are seen as the minimum requirements; our internal rigorous standards and quality ambition meet or exceed such requirements.

Distribution. We manage our distribution networks locally with regional oversight. We generally enter into distribution agreements with third-party logistics providers and distributors and maintain a small staff at the local or regional level to track performance and implement initiatives.
Sales and Marketing
We conduct regional marketing within a strategic framework focused on both parents and health care professionals in accordance with country-specific regulatory requirements. We maintain both a health care professional sales force and a retail sales organization within our regions throughout the world. Our marketing activities vary from region to region depending on our market position, consumer trends and the regulatory environment. Our marketing teams seek to anticipate market and consumer trends, and attempt to capture consumer insights to determine strategy for brand communication, product innovation and demand-creation programs. The marketing teams work with external agencies to create marketing campaigns for consumers, health care professionals and retail sales organizations, where permitted.
Consumers. Parental preference plays an important role in brand selection. Where permitted, we participate in a variety of evidence-based marketing activities for consumers that emphasize our superior nutritional science, including digital, print and television advertising, direct mail, internet and promotional programs. In particular, we have invested in targeted digital marketing programs that allow us to attract new or prospective parents’ attention online, engage with potential consumers by connecting them to relevant content reflective of their needs and then provide targeted, specific information and product offers. We have developed technology platforms to support e-commerce and mobile commerce within our regions across the globe. Moreover, we have invested significant resources to support trends in consumer preference for premium products in key markets.
Health Care Professionals. Our health care professional sales force educates health care professionals, as permitted, about the benefits of our infant formula products in each of the countries where we market our infant formula products. We focus our product detailing efforts on neonatal intensive care units, physicians and other health care professionals, hospital group purchasing organizations and other integrated buying organizations. We also support health care professionals by organizing continuing medical education programs, symposia and other educational interfaces.
Retail Sales. Our retail sales force markets our products to each of the retail channels where our products are purchased by consumers, including mass merchandisers (e.g. Walmart), e-commerce retailers, baby stores, club stores, grocery stores, drug stores and, to a limited extent, convenience stores. The size, role and purpose of our retail sales organization varies significantly from country to country depending on our market position, the consolidation of the retail trade, emphasis on e-commerce, shopper trends and the regulatory environment.
The Special Supplemental Nutrition Program for Women, Infants and Children (“WIC”)
The WIC program is a U.S. Department of Agriculture (“USDA”) program created to provide nutritious foods, nutrition education and referrals to health care professionals and other social services to those considered to be at nutritional risk, including low-income pregnant, postpartum and breastfeeding women and infants and children up to age five. It is estimated that approximately 46% of all infants born in the United States during the 12-month period ended December 31, 2016 benefited from the WIC program. The USDA program is administered individually by each state.
Most state WIC programs provide vouchers that participants use at authorized food stores to obtain the products covered by the program, including infant formula. Following a sealed, competitive bidding process, state WIC agencies enter into contracts with manufacturers, pursuant to which the state WIC agency provides mothers with vouchers for a single manufacturer’s brand of infant formula and, in return, the manufacturer gives the state WIC agency a rebate for each unit of infant formula redeemed by WIC participants. Retailers purchase infant formula directly from the manufacturer, paying the manufacturer’s published wholesale price. Mothers redeem the vouchers received from the state WIC agency for infant formula at authorized retailers. The retailer is then reimbursed the full retail price by the state WIC agency for redeemed vouchers. On a monthly basis, each state WIC agency invoices the contracted manufacturer for an amount equal to the number of units of infant formula for which vouchers were redeemed by the state WIC agency and reimbursed to retailers during the month multiplied by the agreed rebate per unit.

The bid solicitation process is determined by each state’s procurement laws, but the process is relatively standardized across the WIC program. Some states form groups and hold their bid processes jointly while other states solicit bids individually. Some states split bids between separate contracts for milk- and soy-based formulas. During the bid process, each manufacturer submits a sealed bid. The manufacturer with the lowest net price, calculated as the manufacturer’s published wholesale price less the manufacturer’s rebate bid, is usually awarded the contract. WIC contracts are generally three years in duration with some contracts providing for extensions. Specific contract provisions can vary significantly from state to state.

Participation in the WIC program is an important part of our U.S. business based on the volume of infant formula sold under the program. As of December 31, 2016, we held the contracts that supplied approximately 43% of WIC births in the United States. WIC sales represented approximately 16% of our global gross sales in the year ended December 31, 2016. After taking into account the rebates we paid to the state WIC agencies, net WIC sales represented approximately 1% of our global net sales in the year ended December 31, 2016. The general benefits that we derive from holding the WIC contract in a particular state extend beyond the actual sales made in connection with the WIC program in the relevant state. Such benefits include full price sales from product purchased in excess of the rebated volume and the increased presence of our products in hospitals and at retailers. See “Item 1A. Risk Factors—Changes in WIC, or our participation in it, could materially adversely affect our business.”
Customers
Our products are sold principally to distributors and retail customers, both nationally and internationally. Sales to two of our customers, DKSH International Ltd., a distributor serving primarily Asia (including sales to its regional affiliates), and Wal-Mart Stores, Inc. (including sales to Sam’s Club), accounted for approximately 14%, 14% and 16%, and approximately 12%, 12% and 11%, of our gross sales for the years ended December 31, 2016, 2015, and 2014, respectively.
Research and Development
Investing in innovation through our research and development (“R&D”) capabilities and projects is an important part of our business. Our R&D organization consists of professionals, many of who have extensive industry experience and advanced educational backgrounds. Our global R&D centers are located in the United States, Mexico, Thailand, China, the Netherlands and Singapore. Our four Pediatric Nutrition Institutes (“PNI”) are located in the United States, Mexico, China and Singapore.
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
We also have external development relationships that complement our internal R&D capabilities. We manage our R&D activities in collaboration with leading scientists, institutes and commercial suppliers around the world. We believe this approach allows us to be at the forefront of scientific and technological developments relevant for pediatric nutrition. R&D expense was $97.4 million, $108.4 million and $115.1 million in the years ended December 31, 2016, 2015, and 2014, respectively.
Intellectual Property
We own patents and have submitted patent applications both in the United States and in other countries of interest to Mead Johnson. Our patent rights relate primarily to ingredients (and combinations thereof) that we use in our products. We augment our portfolio by licensing technology from suppliers of a variety of ingredients used in our products. We believe that our patent portfolio is designed such that the expiration of any single patent would not have a material impact on our business. We also hold an extensive portfolio of trademarks across our key markets. Our trademark rights relate primarily to our Enfa family of brands and other important brands. We file and maintain trademarks in those countries in which we have, or desire to have, a business presence. In addition to patents, licenses and trademark protections, we rely on a combination of security measures, confidentiality policies, contractual arrangements and trade secret laws to protect our proprietary formulas and other valuable trade secrets.
Competition
We compete in two primary categories, infant formula and children’s nutrition. The competitive landscape in each category is similar around the world, as the majority of the large global players are active in these categories. Our main global competitors include Nestlé, Danone and Abbott. We have local and regional competitors as well. Other companies, including manufacturers of branded products, private label and store brand products, manufacture and sell one or more products with a similar purpose to those marketed by us. We believe sources of our competitive advantage include the unique nutrition science and innovation behind our products, clinical claims for efficacy and product quality, brand image and associated value, broad sales force and distribution capabilities and consumer satisfaction. Significant expenditures for product development, advertising, promotion and marketing, where permitted, are generally required to achieve acceptance of products among consumers and health care professionals and to support the trend in consumer preferences for premium products in key markets.

Regulatory and Legal

We are subject to laws and regulations in each country in which we market our products. We have processes, systems and resources in place to manage compliance with current regulatory requirements and to participate proactively in the shaping of future country, regional and global policy, guidance and regulations.

Rules and Regulations. In the United States, infant formula manufacturers are governed by the rules and regulations of the U.S. Food and Drug Administration (“U.S. FDA”) and its Center for Food Safety and Applied Nutrition in connection with the Infant Formula Act of 1980. Outside of the United States, country-specific regulations define the requirements with which infant and children’s formula must comply with regard to definition, composition, safety, quality, labeling and marketing as well as requirements for placing new formulas on the market. Many country-specific requirements are comparable to or will refer to regulations, guidelines and policies promulgated by the U.S. FDA, the European Commission, the Codex Alimentarius and/or the World Health Organization (discussed below). Global regulatory provisions that govern our ability to bring innovative formulas to market have become increasingly stringent with regard to requirements for scientific substantiation for innovation. Similarly, regulatory criteria with respect to safety and quality requirements have become increasingly stringent. It is our policy to comply with all applicable laws and regulations in each country in which we do business.

Policy and Guidance. The Codex Alimentarius (also referred to as “the Codex” or “the food code”) is a collection of internationally recognized standards, codes of practice, guidelines and other recommendations related to foods. The Codex, managed jointly by the United Nations Food and Agriculture Organization (“FAO”) and the World Health Organization, has become the global reference point for consumers, food producers and processors, national food control agencies and the international food trade. The Codex includes several standards regarding formulas and foods for infants and young children. World Health Organization (“WHO”) policies and, in particular, the WHO’s International Code of Marketing of Breastmilk Substitutes (the “WHO Code”), are relevant to infant formula manufacturers, particularly when the WHO Code is incorporated into country-specific regulatory requirements. Certain advocates and governmental and non-governmental organizations (particularly in Hong Kong, Mexico, the Philippines, Thailand, Malaysia, Vietnam, Indonesia, Colombia and Singapore) have advocated for heightened restrictions on the marketing, labeling and even the sale of some pediatric nutrition products as well as trademark restrictions, restrictions on interactions with health care providers and bans on claims for products covering children up to three years of age, including the “Guidance on Ending the Inappropriate Promotion of Foods for Infants and Young Children” that was published by the WHO in 2016. The Company and other industry participants were unable to persuade the WHO to modify its guidance to recognize the scientifically proven benefits of infant formula products. The WHO guidance is now under consideration for potential legislation in several countries where we market our products.
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
Employees
As of December 31, 2016, we employed approximately 7,600 people worldwide.
Available Information
Our internet website address is www.meadjohnson.com. On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Stockholders and other interested parties may request email notification of the posting of these documents through the section of our website captioned “Investors.” The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Item 1A.    RISK FACTORS.
In addition to the other information in this Annual Report on Form 10-K, any of the factors described below could significantly and negatively affect our business, prospects, financial condition or operating results, which could cause the trading price of our securities to decline.
Risk Factors Related to the Merger
The Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.
On February 10, 2017 we entered into the Merger Agreement with Reckitt Benckiser and Merger Sub, a wholly owned subsidiary of Reckitt Benckiser. The Merger Agreement is an executory contract subject to closing conditions beyond our control, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. Completion of the Merger is subject to various conditions, including approval of the Merger by an affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock, approval of the Merger by an affirmative vote of a simple majority of Reckitt Benckiser’s shareholders and the receipt of required antitrust approvals, among other things. If any of the conditions to the Merger are not satisfied (or waived by the other party), the Merger may not be completed. In addition, the Merger Agreement may be terminated under certain specified circumstances, including a change in the recommendation of our board of directors or our termination of the Merger Agreement to enter into an agreement for a superior proposal (as defined in the Merger Agreement).
Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•
If the Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $90 per share or higher, on terms acceptable to us, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share consideration for the Merger.

•
We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

•	A failed Merger may result in negative publicity and a negative impression of us in the investment community.

•	Upon termination of the Merger Agreement by the Company or Reckitt Benckiser under specified circumstances, we would be required to pay a termination fee of $480 million.
The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the Merger.
The Merger Agreement contains provisions that restrict our ability to entertain a third party proposal to acquire us. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions. We are also required to pay a termination fee of $480 million if the Merger Agreement is terminated in specified circumstances, including if we enter into a definitive agreement for a superior proposal. These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition transaction, even one that may be deemed of greater value than the Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the requirement on our part to pay a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.
The announcement of the Merger could adversely affect our business, financial condition, and results and operations.
The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, financial condition, and results and operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•	the diversion of significant management time and resources towards the completion of the Merger;

•	the impairment of our ability to attract, retain, and motivate key personnel, including our senior management;

•	difficulties maintaining relationships with customers, suppliers, and other business partners;

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the Merger; and

•	litigation relating to the Merger and the costs related thereto.

Risks Relating to Our Business
We operate in an intensely competitive business where many factors, including competitive price-based promotional activity, may impact demand for our products.
Our primary competitors have substantial financial, marketing and other resources. They have diversified product portfolios and may benefit from greater economies of scale due to their size and global footprint. In most product categories, we compete not only with other widely advertised branded products, but also with private label and store brand products that are generally sold at lower prices. We compete based on the following factors: innovation and nutrition science; brand recognition and loyalty; product quality; effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences; price; distribution and availability of products. Continued price-based promotional activity has negatively impacted, and may continue to negatively impact, revenues and demand for our products. Competitive pressures may lead us to reduce product prices. Such pressures may also restrict our ability to increase prices in response to commodity, wage and other cost increases. If we are unable to compete effectively, our financial condition and operating results may suffer.
Our China operations are subject to risks that could negatively affect our business.
A significant portion of our revenue is derived from operations in China. Consequently, our overall financial results are dependent on this market and our business is exposed to significant risks, particularly with regard to China’s evolving regulatory landscape as it applies to our business. Our success may be adversely affected by the need to adjust our product manufacturing, distribution, labeling and marketing to comply with China’s evolving laws and regulations, including those related to trade restrictions, product quality requirements, product labeling rules, advertising regulations and limitations on the number of brands and formulations manufactured in one location. Risks associated with our China operations also include changes in economic conditions (including potential slowdowns in China’s economy, wage and cost inflation, currency exchange rates, consumer spending and employment levels), changes in tax rates, potential tariffs, duties and other trade barriers and increased competitive promotional activity. Moreover, our success in China depends on our ability to predict, identify, interpret and react to changes in consumer product and sales channel preferences. The shift in consumer demand towards fully imported products and the increased interest in premium-priced products has negatively impacted, and may continue to negatively impact, demand for our locally manufactured products.

Moreover, as consumer demand for fully imported products evolves and we expand direct shipments of such products into the region, ongoing sales channel shifts have, and may continue to, negatively impact our Hong Kong sales. Our Hong Kong sales have traditionally been weighted towards retail sales to non-local consumers from mainland China. Due to regulations, political factors and a decrease in visitors from mainland China, we have experienced a decline in traditional retail sales. This trend has been exacerbated by consumer demand for fully imported products through e-commerce channels. While we have begun to transition to fast growing online sales channels, we have, and may continue to, experience lower than expected sales from Hong Kong to mainland China customers. There can be no assurance as to the future effect of any such risks and uncertainties on our results of operations, financial condition or cash flows.

We are subject to extensive governmental regulations, and it can be costly to comply with these regulations. Changes in governmental regulations or other policies could harm our business.

As an infant nutrition company, our business is subject to extensive government regulation with respect to product manufacturing and labeling, the environment, employee health and safety, hygiene, quality control, advertising, marketing, privacy and tax laws. It can be costly to comply with these regulations. Global regulatory provisions that govern our ability to bring innovative formulas to market have become increasingly stringent with regard to requirements for scientific substantiation for innovation. Similarly, regulatory criteria with respect to safety and quality requirements have become increasingly stringent. A failure to comply with such laws and regulations could subject us to sales bans, product recalls, lawsuits, administrative penalties and other remedies. In addition, changes in laws or regulations could further restrict our actions and significantly increase our cost of doing business, causing our results of operations to be adversely affected. For example, government regulations impacting how and where we manufacture or source product may cause unfavorable cost outlay, pricing pressure, a significant change in our offerings or geographic earnings mix and/or an adverse effect on the related global tax liability. See also “Our China operations are subject to risks that could negatively affect our business.” Barriers or sanctions imposed by countries or international organizations limiting international trade may limit our cross-border activities and sales. Governmental pricing actions may limit our ability to increase, or force us to reduce, prices in various jurisdictions throughout the world. Moreover, regulations that restrict marketing, promotion, availability and sale of our products, interactions with health care professionals, product content (including the regulations related to genetically modified organisms), as well as the manufacture, labeling and intellectual property rights for our products, could have a material adverse impact on our business.

We may experience liabilities or negative effects on our reputation as a result of real or perceived quality issues, including product recalls, injuries or other claims.
We may be subject to liability if our products or operations violate, or are alleged to violate, applicable laws or regulations or in the event our products cause, or are alleged to cause, injury, illness or death. Powdered infant formula and powdered milk products are not sterile. A risk of contamination or adulteration exists at each stage of the production cycle, including the purchase and incorporation of raw food materials/ingredients into the final product, the processing and packaging steps in making the product and upon handling and use by health care professionals, hospital personnel and consumers. In the event that our products are found, or are alleged, to have suffered contamination or adulteration, whether or not such products were under our control, our brand reputation and business could be materially adversely affected. Furthermore, whether real or perceived, contamination or spoilage, product mislabeling or product tampering could result in product recalls. No such recalls have been material to our global business. However, a future product recall could be material and have a negative impact on our sales and profitability.
Whether real or perceived, reports of inadequate quality control (with respect to either our products or those of other manufacturers in our segment) could adversely impact our business by contributing to a perceived safety risk throughout the industry. The risk of reputational harm is magnified through rapid, digital dissemination of information through news reports, social media or otherwise. Federal, state and local governments and municipalities could also propose or pass legislation banning the use of our products.

Our business is subject to anti-infant formula policies and legislation in various jurisdictions, many of which may impact our operations and effectiveness.

Certain advocates and governmental and non-governmental organizations (particularly in Hong Kong, Mexico, the Philippines, Thailand, Malaysia, Vietnam, Indonesia, Colombia and Singapore) have advocated for heightened restrictions on the marketing, labeling and even the sale of some pediatric nutrition products as well as trademark restrictions, restrictions on interactions with health care providers and bans on claims for products covering children up to three years of age, including the “Guidance on Ending the Inappropriate Promotion of Foods for Infants and Young Children” that was published by the WHO in 2016. We and other industry participants were unable to persuade the WHO to modify its guidance to recognize the scientifically proven benefits of infant formula products. The WHO guidance is now under consideration for potential legislation in several countries where we market our products. Because our success depends, in large part, on our ability to define the benefits of our products, to effectively communicate our science-based benefits and to connect with our consumers, any such restrictions or prohibitions could have a material adverse effect on our sales, profitability and market share.

Our significant international operations are subject to extensive risk.

For the year ended December 31, 2016, 72% of our net sales were generated outside of the United States. Our significant international operations are subject to a number of risks related to doing business internationally, any of which could materially harm our business. These risks include:

•	multiple regulatory requirements that could restrict our ability to manufacture, market or sell our products;

•	foreign currency exchange rates;

•	compliance with anti-corruption regulations;

•	differing local product preferences and product requirements;

•	programs and policies intended to discourage the use of our products;

•	trade protection measures and exchange controls;

•	price controls;

•	unauthorized sales of our products through parallel markets;

•	restrictions on the transfer of funds to and from foreign countries, including potentially negative tax consequences;

•	political and economic instability;

•	changes in foreign medical reimbursement policies and programs; and

•	diminished protection of intellectual property.

Our operations and financial results face significant foreign currency exchange exposure.
Our financial performance measured on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. A substantial portion of our sales are outside of the U.S. and the U.S. dollar has recently been strengthening in relation to many relevant currencies. These fluctuations could cause material variations in our results of operations, particularly as the U.S. dollar strengthens or does so at an accelerated pace. While we attempt to mitigate some of this risk with hedging and other activities, our business will nevertheless remain subject to substantial foreign exchange risk from foreign currency impacts on our financial statements. Currency rates in some markets could impact our results due to high exchange rate volatility, potentially or actually requiring us to apply inflationary accounting. For example, our business in Argentina may be subject to hyperinflationary accounting in the future, the impact of which on our consolidated financial statements is dependent upon movements in the exchange rate, including devaluations. Operating in high inflationary environments could subject us to additional government actions, devaluations and other business restrictions (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”).
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
The willingness of consumers to purchase premium brand pediatric nutrition products (and, in particular, premium-priced products) depends in part on local economic conditions. For example, consumers may shift their purchases from our higher-priced premium products to lower-priced products or delay having children. During economic downturns, a decrease in the number of working mothers could constrict our customer base, further reducing our sales.
Commodity price increases raise our operating costs and may reduce our profitability.
Our business is particularly vulnerable to commodity price increases in the cost of raw materials used to make our products (such as skim milk powder, whole milk powder, lactose and whey protein concentrate), the cost of inputs used to manufacture and ship our products (such as crude oil and energy) and the amount we pay to produce or purchase packaging for our products. Commodity price volatility is caused by conditions such as fluctuating commodities markets, currency fluctuations, availability of supply, weather, consumer demand and changes in governmental agricultural programs. Dairy costs are the largest component of our cost of goods sold. Increases in commodity costs generally impact our gross margins if we are unable to offset such increases by raising prices, changing our product mix or other efforts. Price increases, in turn, could weaken demand for our product. We monitor our exposure to commodity prices as part of our risk management program and attempt to mitigate risk with commodity hedging activities or contractual agreements; however, continued commodity price volatility and ineffective commodity risk management could lead to lower profitability.
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

•
limits on production and manufacturing capabilities due to physical capacity limitations, regulatory requirements, or export / import restrictions associated with the transport of raw goods or material;

•
significant difficulties with the highly exacting and complex processes required to manufacture our products, including equipment malfunction, failure to follow specific protocols and the related need to discard product batches; and

•	strikes, labor disputes, industrial accidents or other occupational health and safety issues.
Reduced manufacturing capacity without adequate redundancy could result in an inability to meet market demand and lost market share. While we have business continuity plans in place for certain manufacturing sites and the supply of raw materials, significant disruption in global manufacturing and sourcing activities for any of the above reasons could interrupt our business and lead to increased costs, lost sales, reputational damage and expense. If not remedied, these factors could have a material adverse effect on our business. Moreover, such significant disruptions may limit our ability to introduce and distribute products, including our existing pipeline of new or improved products, or otherwise take advantage of opportunities in new and existing markets.

We rely on third parties to provide us with materials and services in connection with the manufacturing and distribution of our products.
Unaffiliated third-party suppliers provide us with materials necessary for commercial production of our products, including certain key raw materials and primary packaging materials. We may be unable to manufacture our products in a timely manner, or at all, if any of our third-party suppliers should cease or interrupt production or otherwise fail to supply us, or if the supply agreements are suspended, terminated or otherwise expire without renewal, resulting in a material adverse effect on our business. We also use third-party distributors in many countries throughout the world, including in developing countries. We could experience disruptions that lead to a loss of sales or claims against the Company and irreparable damage to our reputation if any of our third-party distributors either fail to deliver on their commitments in a timely manner or at all (whether due to financial instability, non-compliance with applicable regulations, disruptions in local infrastructure or otherwise) or purport to represent the Company in an unauthorized manner. While we utilize a third-party due diligence process, in light of our global distributor network and the related risks of doing business in developing countries, it is possible that our due diligence process may not successfully identify all relevant risks. See also “Our global operations are subject to political and economic risks of developing countries, and risks associated with doing business in developing markets.” Moreover, if our distribution agreements are suspended, terminated or otherwise expire without renewal, our sales and profitability could be materially adversely affected.
We are increasingly dependent on information technology. Increased IT security threats could pose a risk to our systems, networks, products, solutions, services and data integrity.
We rely on our information technology, administrative and outsourcing systems (including cloud or partner systems and third-party providers) to effectively manage our business data, communications, supply chain, order entry and fulfillment and other business processes.  We also rely on such systems to protect employee and, at times, customer data, including personally identifiable information, which we may collect and retain. These systems may be susceptible to damage or interruption due to system failures, computer viruses, security breaches, telecommunication failures, user error, catastrophic events or other factors.  If our information technology, administrative and outsourcing systems suffer severe damage or interruption or intrusion, and our business continuity plans do not effectively resolve the issue in a timely manner, our business could suffer as we could experience business disruption, transaction errors, processing inefficiencies, a loss of customer or employee data and a loss of sales or customers.  Moreover, increasing global security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.  We invest in training and security technology to protect our data and business processes against risk of data security breach and cyber attack.  There can be no assurance, however, that our efforts will prevent breakdowns or breaches that could adversely affect our business.  Such threats, if they materialize, could compromise confidential information or lead to the improper use of our systems and networks, the manipulation and destruction of data, defective products, production downtimes and operational disruptions.  If we are unable to prevent security breaches or disclosure of confidential information, we may suffer financial and reputational damage.
Our growth depends on certain demographic trends as well as scientific opinion regarding our products.
Our growth plan relies on favorable demographic trends in various markets, including birth rates, rising incomes in emerging markets, increasing number of working mothers and increasing consumer global awareness of the importance of pediatric nutrition. If any of these demographic trends change in an adverse way (due to macroeconomic factors, epidemics such as the Zika virus or other factors beyond our control), our business could be materially impacted. In addition, an adverse change in scientific opinion regarding our products, such as the health benefits of DHA, could materially adversely affect our business.
Our sales and marketing initiatives may be unsuccessful and our sales and marketing practices may be challenged by consumers and competitors, which could harm our business.
We participate in a variety of trade and marketing activities, where permitted. We work with external agencies to create marketing campaigns for consumers, health care professionals and retail sales organizations. We may increase spending on marketing, advertising and new product innovation to maintain or increase market share. The success of these initiatives is subject to risk, including uncertainties about trade and consumer acceptance of our efforts, our ability to communicate our key brand and corporate messages to a growing number of social media users and inventory levels. The success of these initiatives is also subject to potential restrictions on our product marketing (see “—We are subject to extensive governmental regulations, and it can be costly to comply with these regulations. Changes in governmental regulations or other policies could harm our business” and “—Our business is subject to anti-infant formula policies and legislation in various jurisdictions, many of which may impact our operations and effectiveness.”) Further, although our marketing is evidence-based and emphasizes our nutritional science, consumers and competitors have and may challenge certain of our practices by claiming, among other things, false and misleading advertising. A significant claim or judgment against us could result in monetary damages, limit our ability to maintain current sales and marketing practices and negatively impact our profitability. Even if such claim is unsuccessful or unwarranted, the negative publicity surrounding such assertions could negatively impact our business.

Our global operations are subject to political and economic risks of developing countries, and risks associated with doing business in developing markets.
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
In light of our global earnings mix, our current and historical effective tax rate may not be indicative of future rates due to changes in domestic and international tax laws (including potential U.S. tax reform), changes in our global earnings mix, the need to repatriate future earnings to the United States to satisfy U.S. cash needs, and changes to our tax positions by taxing authorities in the various jurisdictions in which we operate.  For example, at the present time, the United States generally taxes a company’s foreign earnings upon the repatriation of such earnings, and these tax rules may change in the foreseeable future.  Moreover, given the organization of our business and the locations of our manufacturing operations, cross border transactions among our affiliates are a significant part of the manner in which we operate.  Although we believe that we transact intercompany business in accordance with arms-length principles, taxing authorities may not view such transactions as satisfying such arms-length principles and our tax positions may not be upheld by taxing authorities upon audit of our results. Additionally, the impact of the base erosion and profit shifting (“BEPS”) project undertaken by the Organization for Economic Cooperation and Development (“OECD”) and the European Commission’s investigations into illegal state aid may result in changes to long-standing tax principles which could adversely impact our effective tax rate.
Changes in WIC, or our participation in it, could materially adversely affect our business.
Participation in WIC involves a competitive bidding process and is an important part of our U.S. business based on the volume of infant formula sold under the program. The general benefits that we derive from holding the WIC contract in a particular state extend beyond the actual sales made in connection with the WIC program in the relevant state. Such benefits include full price sales from product purchased in excess of the rebated volume and the increased presence of our products in hospitals and at retailers. See “Item 1. Business—The Special Supplemental Nutrition Program for Women, Infants and Children (“WIC”)” for a full description of the WIC program and competitive bidding process.
Our business strategy includes bidding for new WIC contracts and maintaining current WIC relationships. Our failure to win bids for new contracts pursuant to the WIC program or our inability to maintain current WIC relationships could have a material adverse effect on U.S. sales based on the general benefits of holding these contracts. A number of state WIC contracts expire and are subject to renewed bids by the end of 2017, which could negatively impact future results if we are not successful in retaining currently held WIC contracts. Moreover, under recently awarded WIC contracts, trends have been towards higher rebate levels. If these trends continue, the cost of retaining WIC contracts could adversely affect our U.S. sales and/or operating results. Finally, any changes to how the WIC program is administered, any changes to rebate levels and renewal patterns for WIC contracts, any changes to the eligibility requirements and/or overall participation in the WIC program and any failure to maintain fulfillment or other obligations in connection with current WIC contracts could also have a material adverse effect on our business.
Resources devoted to research and development may not yield new products that achieve commercial success.
Our ability to develop new pediatric nutrition products depends on, among other factors, our ability to understand the composition and variation of breast milk and our ability to translate these insights into commercially viable new products. This requires significant investment in research and development and testing of new ingredients, formulas and new production processes. The R&D process is expensive and prolonged and entails considerable uncertainty. Products may appear promising in development but fail to reach market within the expected time frame, or at all. We may face significant challenges with regard to a key product launch. Further, products also may fail to achieve commercial viability. Finally, there is no guarantee that our development teams will be able to successfully respond to competitive products that could render our products obsolete. Development of a new product, from discovery through testing and registration to initial product launch, typically takes between five and seven years, but may require an even longer timeline. Each of these time periods varies considerably from product to product and country to country. Because of the complexities, uncertainties and cost associated with R&D, products that we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market such products successfully. New regulations or changes to existing regulations may have a negative effect on innovations in our pipeline, especially late-stage pipeline products. In addition, even when important, clinically demonstrated benefits are achieved in our innovations, regulations in specific countries may not allow us to communicate these benefits, or may severely restrict our ability to do so, even to health care professionals.
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
We have implemented a productivity program referred to as “Fuel for Growth” designed to improve operating efficiencies and reduce costs. While we expect this program to improve profitability and create additional investments behind brand building and growth initiatives, there are no assurances that such measures will prove to be successful or that the results we achieve through Fuel for Growth will be consistent with our expectations. We cannot provide assurance that we will realize cost savings, operating efficiencies or earnings growth in connection with Fuel for Growth. As a result, our results of operations could be negatively impacted. Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect our business.
Labor disputes may cause work stoppages, strikes and disruptions.
Our manufacturing workforces in Zeeland, Michigan (U.S.); Evansville, Indiana (U.S.); Chonburi, Thailand and Singapore are not unionized. The manufacturing workforces in Guangzhou, China are unionized, but operate without a collective bargaining agreement. The manufacturing workforces in Delicias, Mexico, and São Bernardo do Campo, Brazil, are unionized and covered by collective bargaining agreements that are negotiated annually. The manufacturing workforce and non-supervisory sales force in Makati, Philippines are unionized and covered by a three-year collective bargaining agreement that was renewed effective January 2017. In addition, European Works Councils represent the manufacturing workforce in Nijmegen, the Netherlands, and the commercial organizations in France, Spain and Poland. Any labor disputes, including work stoppages, strikes and disruptions, could have a material adverse impact on our business.
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
From time to time, we evaluate potential acquisitions, joint ventures and other strategic initiatives and complete such transactions. We may consider divesting businesses that do not meet our strategic objectives or growth / profitability targets. We may also consider expanding our product portfolio by adding new product categories or expanding our operations through acquisitions of manufacturing and other facilities. For instance, on February 27, 2017, the Company announced that it has reached an agreement to acquire assets from Bega Cheese Limited (“Bega”).  In connection with this transaction, the Company is acquiring from Bega a spray dryer and a finishing plant in Australia and entering into a service agreement to support the operation of those assets. The aggregate consideration for this asset purchase is approximately AUD $200 million. The Company expects the transaction to close in the second quarter of 2017.
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
Item 1B.    UNRESOLVED STAFF COMMENTS.
None.

Item 2.    PROPERTIES.
Our corporate headquarters are located in Glenview, Illinois, where we lease office space. We have committed to a long-term lease obligation related to a planned relocation of our corporate headquarters to Chicago, Illinois in the first half of 2017.
We maintain our global supply chain and R&D headquarters in Evansville, Indiana, where we own office, operations and laboratory buildings comprising approximately 1,269,000 square feet. We also own or lease the manufacturing facilities identified in the table below. For additional information related to our manufacturing facilities around the world, see “Item 1. Business—Global Supply Chain.” We lease the vast majority of our office facilities worldwide.
The following table illustrates our global manufacturing locations, the approximate square footage of the facilities, the reportable segment served by such locations and whether the facility is owned or leased:

Location	Square Feet	Segment(s) Served	Owned / Leased
Zeeland, Michigan, United States	698,773	All segments	Owned
Evansville, Indiana, United States	458,595	All segments	Owned
Nijmegen, The Netherlands	205,134	All segments	Owned
Delicias, Mexico	134,549	North America / Europe Latin America	Owned
São Bernardo do Campo, Brazil	64,583	Latin America	Leased
Singapore	466,077	Asia	Owned(1)
Chonburi, Thailand	158,456	Asia	Owned
Guangzhou, China	149,944	Asia	Owned(1)
Makati, Philippines	85,487	Asia	Owned(1)
(1) The land on which this facility is built is subject to a long-term lease.

Item 3.    LEGAL PROCEEDINGS.
In the ordinary course of business, we are subject to lawsuits, investigations, government inquiries and claims, including, but not limited to, product liability claims, advertising disputes and inquiries, consumer fraud suits, other commercial disputes, premises claims and employment and environmental, health and safety matters.
From time to time, we may be responsible under various state, federal and foreign laws, including CERCLA, for certain costs of investigating and/or remediating substances at our current or former sites, and/or at waste disposal or reprocessing facilities operated by third parties. Liability under CERCLA and analogous state or foreign laws may be imposed without regard to knowledge, fault or ownership at the time of the disposal or release. Most of our facilities have a history of production operations in the food and drug industry, and some substances used in such production require proper controls in their storage and disposal. As of December 31, 2016, we were still named as a “potentially responsible party,” or were involved in investigation and remediation, at one third-party disposal site. With regard to such matter, the substantive issues have been resolved, and management believes that any actual or expected additional remediation cost related to such matter, individually or in the aggregate, would be immaterial.
Litigation Related to the Merger
On February 14, 2017, a stockholder of the Company filed a purported stockholder class action lawsuit in Cook County, Illinois, captioned Kirkham v. Altschuler, et al., 2017-CH-02109. The defendants are the Company, its board of directors, Reckitt Benckiser and Merger Sub. The lawsuit alleges that the Company’s board of directors violated their fiduciary duties and that the Company, Reckitt Benckiser and Merger Sub aided and abetted such breaches, in each case in connection with the transactions contemplated by the Merger Agreement. The lawsuit seeks, among other things, to enjoin consummation of the Merger. The Company and its directors intend to vigorously defend against the allegations in the complaint.
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

Item 4.    MINE SAFETY DISCLOSURES.
Not applicable.

Executive Officers of the Registrant
Set forth below are the names each of the Company’s executive officers and their ages and positions as of February 27, 2017. Also included below is biographical information relating to each of the Company’s executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Position(s)
Peter Kasper Jakobsen	President and Chief Executive Officer; Director
Michel Cup	Executive Vice President and Chief Financial Officer
Charles M. Urbain	Executive Vice President and Chief Operating Officer
Patrick M. Sheller	Senior Vice President, General Counsel and Secretary
James Jeffrey Jobe	Senior Vice President, Global Operations
Dirk Hondmann, Ph.D.	Chief Scientific Officer
Ian E. Ormesher	Senior Vice President, Global Human Resources
James E. Shiah	Senior Vice President, Finance and Controller

Peter Kasper Jakobsen	Age 54
Mr. Jakobsen has been our President and Chief Executive Officer since April 2013, prior to which he served as the Company’s Executive Vice President and Chief Operating Officer since January 2012. Mr. Jakobsen previously had been our President, Americas from January 2009 through December 2011 and has been employed continuously by Mead Johnson since March 1998 in various capacities. From October 2006 to January 2009, he served as Senior Vice President, Asia Pacific. From February 2004 to October 2006, Mr. Jakobsen served as Vice President, South Asia, and from June 2001 to June 2004, he served as General Manager, Philippines. He currently serves as a member of the Company’s Board of Directors and as a member of the board of directors of SC Johnson.

Michel Cup	Age 47
Mr. Cup has been our Executive Vice President and Chief Financial Officer since September 2015. Before joining the Company, through January 2015, Mr. Cup was the Chief Financial Officer of D.E Master Blenders 1753, an international coffee and tea business headquartered in the Netherlands. Prior to joining D.E Master Blenders 1753, Mr. Cup served as Chief Financial Officer of Provimi from 2010-2011 and as Finance Director of Akzonobel’s Decorative Paints business in Europe from 2009-2010. Mr. Cup has also held senior finance roles in Numico’s Baby and Medical Nutrition business from 1999-2008, including CFO Baby Nutrition Asia Pacific. Mr. Cup began his career with Deloitte where he held various audit and accounting roles from 1993-1999.

Charles M. Urbain	Age 62
Mr. Urbain has been the Company’s Executive Vice President and Chief Operating Officer since September 2015. He previously served as the Interim Chief Financial Officer from March 2015 through August 2015, as well as serving as the Interim Controller and Treasurer from May 2015 through August 2015. Before holding these positions, Mr. Urbain had served as our Senior Vice President, Stakeholder Relations and Chief Development Officer since January 2012, which role included leadership of the Company’s global human resources function. Mr. Urbain previously had been our President, Asia and Europe from January 2009 through December 2011 and has been employed continuously by Mead Johnson or BMS since February 1987 in various capacities. From June 2008 to January 2009, he served as Senior Vice President, North America, Latin America and Europe. From June 2007 to June 2008, Mr. Urbain served as Senior Vice President, North America and Europe. From January 2004 to June 2007, Mr. Urbain served as Senior Vice President, International, and from January 2001 to January 2004, he served as Senior Vice President, Latin America, Canada and Europe. From January 1999 to December 2000, Mr. Urbain served as Chief Financial Officer of the Mead Johnson division of BMS.

Patrick M. Sheller	Age 55
Mr. Sheller has been our Senior Vice President, General Counsel and Secretary since January 2015. Prior to joining the Company, Mr. Sheller served as Senior Vice President, General Counsel, Secretary and Chief Administrative Officer of Eastman Kodak Company (‘‘Kodak’’). He served as Kodak’s General Counsel since 2011, as its Chief Administrative Officer since 2012 and as Secretary to Kodak’s Board of Directors since 2009. In 2011, Mr. Sheller was named Kodak’s Deputy General Counsel, and from 2005 to 2011, he served as Kodak’s Chief Compliance Officer. Prior to that time, Mr. Sheller held various senior counsel roles with Kodak, including Chief Antitrust Counsel, division counsel to the Health Group and international commercial counsel to the Europe, Africa & Middle East Region. He also held operational roles in Kodak’s Health Group as Director of Strategic Planning and Business Development of the Health Care Information

Systems business and Director of Operations for the Health Informatics business. Before joining Kodak, Mr. Sheller was in private law practice with the firm of McKenna Conner & Cuneo (now Dentons) and served as an attorney advisor with the Federal Trade Commission, both in Washington, D.C.

James Jeffrey Jobe	Age 57
Mr. Jobe has been our Senior Vice President, Global Operations since December 2016, before which time he served as our Senior Vice President, Technical Operations since October 2014. Previously, Mr. Jobe served as our Senior Vice President, Global Supply Chain since November 2005. Mr. Jobe has been continuously employed by Mead Johnson since 1988. From May 2003 to November 2005, Mr. Jobe served as Senior Director, North America Supply Chain. From March 2000 to May 2003, Mr. Jobe served as Senior Director, International Supply Chain.

Dirk Hondmann, Ph.D.	Age 53
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

Ian E. Ormesher	Age 54
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

James E. Shiah	Age 57
Mr. Shiah has been our Senior Vice President, Finance and Controller since December 2015, prior to which time he served as our Senior Vice President, Finance since June 2015. Before holding this position, Mr. Shiah served as the Senior Vice President, Chief Accounting and Compliance Officer of Coty Inc. from 2011 to 2014. In this position, Mr. Shiah was Coty’s principal accounting officer responsible for overseeing various activities including financial reporting, systems of internal control and other compliance programs. Mr. Shiah was Coty’s Senior Vice President Finance and Global Controller from 2006 to 2011 and its Vice President and Corporate Controller from 2001 to 2006. Mr. Shiah began his career at Deloitte & Touche and is a Certified Public Accountant.

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

	Market Price for MJN Common Stock		Dividends Declared Per Share
	High	Low
2015
First Quarter	$105.45	$97.09	$0.4125
Second Quarter	$104.34	$89.26	$0.4125
Third Quarter	$91.89	$69.20	$0.4125
Fourth Quarter	$84.49	$69.31	$0.4125
2016
First Quarter	$85.25	$65.53	$0.4125
Second Quarter	$92.01	$81.53	$0.4125
Third Quarter	$94.40	$76.26	$0.4125
Fourth Quarter	$81.91	$70.25	$0.4125

Under the Merger Agreement described in “Part I. Item 1. Business—Merger Agreement,” we are prohibited from declaring, setting aside or paying any dividend or other distribution in respect of our common stock or other securities, except for our regular quarterly dividend of up to $0.4125 per share per quarter with record and payment dates consistent with the quarterly record and payment dates in 2016.
Holders of Common Stock
The number of record holders of our common stock at December 31, 2016 was 1,065. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares held in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases during the three-month period ended December 31, 2016:

(Dollars in millions, except per share data) Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (3)
October 1, 2016 through October 31, 2016	—	$—	—	$500.0
November 1, 2016 through November 30, 2016	1,380,155	72.46	1,380,155	400.0
December 1, 2016 through December 31, 2016	—	—	—	400.0
	1,380,155	$72.46	1,380,155	$400.0

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

(3)
On October 22, 2015, the Company announced that, on October 20, 2015, its board of directors approved a share repurchase authorization of $1,500.0 million of the Company’s common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date. As of December 31, 2016, the Company had $400.0 million remaining available under the 2015 Authorization.

Under the Merger Agreement described in “Part I. Item 1. Business—Merger Agreement,” we are prohibited from redeeming, repurchasing or otherwise acquiring or offering to redeem, repurchase, or otherwise acquire our common stock or other securities, other than shares surrendered to us to pay the exercise price in connection with the exercise of employee stock options and shares surrendered to us to satisfy tax withholding obligations in connection with the exercise of employee stock options or the vesting of restricted stock units and performance share awards.
Performance Graph
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on an investment in our common stock with the cumulative total return on an investment in each of the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the S&P 500 Packaged Foods Index. The graph assumes that the value of the investment in our common stock and in each index was $100 and that all dividends were reinvested.
Comparison of 5-Years Cumulative Total Return
Among Mead Johnson Nutrition Company, the S&P 500 Index
and the S&P 500 Packaged Foods Index
Assumes Initial Investment of $100

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Mead Johnson Nutrition Company	100.00	97.39	126.00	153.73	123.06	112.66
S&P 500 Stock Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P 500 Packaged Foods Index	100.00	110.39	144.43	161.07	189.07	206.34

Item 6.    SELECTED FINANCIAL DATA.

	For the Years Ended December 31,
(Dollars in millions, except per share data)	2016	2015	2014	2013	2012
Net Sales	$3,742.7	$4,071.3	$4,409.3	$4,200.7	$3,901.3
Earnings before Interest and Income Taxes	$818.7	$936.2	$988.3	$974.9	$835.3
Interest Expense—net	$105.4	$65.0	$60.3	$50.6	$65.0
Net Earnings Attributable to Shareholders	$544.9	$653.5	$719.8	$683.8	$580.4
Basic Earnings Per Share Attributable to Shareholders	$2.93	$3.28	$3.55	$3.37	$2.84
Diluted Earnings Per Share Attributable to Shareholders	$2.92	$3.27	$3.54	$3.36	$2.83
Cash Dividends Declared Per Share	$1.65	$1.65	$1.50	$1.36	$1.20
Weighted-average Shares - basic	185.5	199.0	202.1	202.4	203.6
Weighted-average Shares - diluted	185.8	199.4	202.7	203.1	204.3
Depreciation and Amortization	$99.6	$99.1	$91.6	$83.1	$76.9
Cash Paid for Capital Expenditures	$149.0	$173.7	$186.6	$240.4	$124.4

	As of December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Total Assets	$4,087.7	$3,998.1	$3,763.8	$3,465.7	$3,247.2
Short-Term Borrowings and Current Portion of Long-Term Debt	$3.9	$3.0	$4.1	$507.6	$187.0
Long-Term Debt	$2,976.2	$2,981.0	$1,492.8	$1,002.0	$1,514.7
Total Equity/(Deficit)	$(472.1)	$(592.5)	$583.8	$300.5	$29.0

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

Our financial results continue to be significantly affected by changes in foreign currency exchange rates. With a global footprint, we have faced challenges throughout 2016 from weakness in many economies throughout Asia and Latin America and the devaluation of their respective currencies. Adverse foreign exchange impacts were prominent in markets such as China, Mexico and Argentina. We remain cautious of the impact of such exchange rates on our reported results because a substantial portion of our business is outside of the U.S. and the U.S. dollar has recently been strengthening in relation to many relevant currencies. We have implemented certain measures to offset some of the impact of adverse foreign exchange. However, if the U.S. dollar continues to strengthen or does so at an accelerated pace, we may experience a greater impact to our business.

Merger Agreement
On February 10, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reckitt Benckiser Group plc, a company incorporated in England and Wales (“Reckitt Benckiser”), and Marigold Merger Sub, Inc., a Delaware corporation and a wholly owned indirect subsidiary of Reckitt Benckiser (“Merger Sub”), pursuant to which Reckitt Benckiser will indirectly acquire the Company by means of a merger of Merger Sub with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”). The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors.
Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, among others: (i) the affirmative vote of the holders of a majority of the Company's outstanding shares of common stock; (ii) the affirmative vote of a simple majority of Reckitt Benckiser's shareholders at a shareholder meeting; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other non-United States regulatory approvals required to consummate the Merger; and (iv) in the case of Reckitt Benckiser's obligations to consummate the Merger, the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). Reckitt Benckiser and Merger Sub's respective obligations to consummate the Merger are not subject to any financing condition or other contingency.

Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on February 13, 2017.

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Summary of Results:

				% of Net Sales
(Dollars in millions, except per share data)	2016	2015	% Change	2016	2015
Net Sales	$3,742.7	$4,071.3	(8)%
Earnings before Interest and Income Taxes	818.7	936.2	(13)%	22%	23%
Interest Expense—net	105.4	65.0	62%	3%	2%
Earnings before Income Taxes	713.3	871.2	(18)%	19%	21%
Provision for Income Taxes	164.0	215.9	(24)%	4%	5%
Effective Tax Rate	23.0%	24.8%
Net Earnings	549.3	655.3	(16)%	15%	16%
Less: Net Earnings Attributable to Noncontrolling Interests	4.4	1.8	n/m	—%	—%
Net Earnings Attributable to Shareholders	544.9	653.5	(17)%	15%	16%
Weighted-Average Common Shares—Diluted	185.8	199.4
Earnings per Common Share—Diluted	$2.92	$3.27	(11)%

The results for the years ended December 31, 2016 and 2015 included several items that affected the comparability of these results. These items include significant expenses/(income) not indicative of underlying operating results (“Specified Items”) and are listed in the table below:

	Years Ended December 31,
(Dollars in millions)	2016	2015
Venezuela long-lived asset impairments, foreign exchange losses and other related charges	$81.8	$—
Restructuring, severance and other related costs	30.5	28.3
Pension and other post-employment adjustments	(7.4)	8.2
Settlement related to the China investigation	—	12.0
Legal, settlements and related costs	0.2	1.7
Marketable securities (gain)/loss	—	(5.6)
Other	3.0	—
Income tax impact on Specified Items	(17.9)	(11.2)

For the year ended December 31, 2016, Specified Items included $81.8 million of long-lived asset impairment charges, foreign exchange losses and other asset write-offs in Venezuela. Restructuring, severance and other related costs include $29.2 million of charges related to the Company’s ongoing Fuel for Growth initiatives. Specified Items also includes gains of $7.4 million related to the remeasurement of defined benefit pension and other post-employment benefit plans. The remeasurement gains were driven by a $5.5 million gain on remeasurement of the Mead Johnson & Company Retirement Plan in the United States (“U.S. Pension Plan”) net liability due to higher than expected asset returns. Within Other, the Company recognized charges associated with relocation and consolidation of administrative offices. The income tax on Specified Items includes a $14.7 million tax benefit relating to the forgiveness of Venezuela’s intercompany payables.

For the year ended December 31, 2015, Specified Items included restructuring charges of $25.1 million related to the Company’s ongoing Fuel for Growth initiatives, payments of $12.0 million made in connection with the SEC settlement disclosed by the Company in July 2015, losses of $8.2 million related to the remeasurement of defined benefit pension and other post-employment benefit plans and a $5.6 million gain due to the sale of marketable securities. The remeasurement losses of pension and other post-employment benefit plans were mainly driven by the U.S. Pension Plan as lower than expected asset returns of $16.4 million only partially offset by a $12.1 million gain from an increase in discount rates.

For additional information on these Specified Items, see “Item 8. Financial Statements and Supplementary Data—Note 6. Restructuring, —Note 8. Pension and Other Post-Employment Benefit Plans, —Note 17. Marketable Securities, and —Note 20. Venezuela Currency Matters.”

It is the Company’s policy to consistently include gains and losses, as incurred, related to the remeasurement of defined benefit pension and post-employment benefit plans within Specified Items. The remeasurement reflects changes in the pension assets and liabilities above what was estimated and included in periodic costs. Factors beyond our control such as changes in discount rates, market volatility and mortality assumptions drive the remeasurement amount. Additionally, the majority of our pension and post-

employment plans are frozen, and therefore the benefits provided to participants in the plans are not related to our underlying operations.

Net Sales
The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of gross sales to net sales is as follows:

	Years Ended December 31,		% of Gross Sales
(Dollars in millions)	2016	2015	2016	2015
Gross Sales	$5,152.6	$5,411.9	100%	100%
Gross-to-Net Sales Adjustments
WIC Rebates	751.5	763.0	14%	14%
Sales Discounts	400.7	320.6	8%	6%
Returns	94.2	89.8	2%	2%
Other (including Cash Discounts and Coupons)	163.5	167.2	3%	3%
Total Gross-to-Net Sales Adjustments	1,409.9	1,340.6	27%	25%
Total Net Sales	$3,742.7	$4,071.3	73%	75%

The total gross-to-net sales adjustments increased as a percentage of gross sales to 27% in 2016 from 25% in 2015, primarily driven by an increase in sales discounts. Sales discounts increased due to trade investments supporting product launches and channel investments in China.
Net sales by reportable segment and principle product category are shown in the tables below:

	Years Ended December 31,			% Change Due to
(Dollars in millions)	2016	2015	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$1,856.9	$2,039.0	(9)%	(6)%	1%	(4)%
Latin America	643.7	757.1	(15)%	(10)%	9%	(14)%
North America/Europe	1,242.1	1,275.2	(3)%	(4)%	2%	(1)%
Net Sales	$3,742.7	$4,071.3	(8)%	(6)%	3%	(5)%

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Infant formula	$2,203.9	$2,407.1	(8)%	59%	59%
Children’s nutrition	1,487.2	1,593.1	(7)%	40%	39%
Other	51.6	71.1	(27)%	1%	2%
Net Sales	$3,742.7	$4,071.3	(8)%	100%	100%
Asia
Volume declined 6% in Asia. In China, sales volume represented a 3% decline in the segment as reduced demand for locally manufactured products and a shift to e-commerce in the Hong Kong channel due to regulation changes were only partially offset by improved market share within growing channels and the successful launch of imported premium products. In addition, the Philippines had a 3% adverse impact on sales volume in the segment, two-thirds of which was driven by market share losses and another one-third of which was due to the adverse effect of retail inventory adjustments.

Price/Mix increased 1% in Asia due to price increases in a number of emerging markets, most notably the Philippines. In China, a 2% benefit from favorable sales mix due to newly launched product innovation offset a 2% adverse impact from increased trade investment.

Foreign exchange adversely impacted sales in Asia by 4%, approximately half of which was due to currency devaluation in China with the remaining decrease across the other markets in the segment.

Latin America

Volume declined 10% in Latin America. Venezuela contributed 6% to this volume decline following the Company’s 2015 decision to suspend shipments to distribution channels in Venezuela. This decision was made due to constraints placed by the Venezuelan government on the release of U.S. dollars to settle intercompany payables associated with product shipments. Macroeconomic challenges in Ecuador and Brazil contributed a 2% volume loss, in aggregate, to the segment.

Price/Mix increased 9% in Latin America as a result of price increases, most notably in Mexico and Argentina which each contributed a 3% increase in segment sales.

Foreign exchange adversely impacted sales in Latin America by 14% due to a strengthening U.S. dollar, most notably 6% in Mexico and 5% in Argentina.

North America/Europe
Volume declined 4% in North America/Europe. The U.S. contributed 5% to this volume decline due to market share weakness and increased promotional activities by competitors. Canada contributed a 1% gain in segment sales volume due to continued market share gains in both infant and children’s products.

Price increased 2% in North America/Europe due to favorable pricing driven three-fourths by the U.S. and one-fourth by Canada.

Foreign exchange adversely impacted sales in North America/Europe by 1% due to currency devaluations in Canada and the U.K.

The U.S. business is subject to variability from changes to our participation in the WIC program described in “Item 1. Business— The Special Supplemental Nutrition Program for Women, Infants and Children (“WIC”).” Such variability includes changes in renewal patterns, rebate levels, product presence and volume of full price sales from product purchased in excess of the rebated volume. See “Item 1A. Risk Factors—“Changes in WIC, or our participation in it, could materially adversely affect our business.”

Gross Profit

	Years Ended December 31,
(Dollars in millions)	2016	2015	% Change
Net Sales	$3,742.7	$4,071.3	(8)%
Cost of Products Sold	1,341.0	1,455.3	(8)%
Gross Profit	$2,401.7	$2,616.0	(8)%
Gross Margin	64.2%	64.3%

Gross margin percentage decreased slightly in 2016 compared to 2015. Gross margin was favorably impacted by lower dairy costs (+2.9%), which was offset by sales of less profitable products (-2.0%) and adverse impact from foreign exchange (-1.2%).
Operating Expenses

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Selling, General and Administrative	$766.5	$890.6	(14)%	20%	22%
Advertising and Promotion	627.0	641.8	(2)%	17%	16%
Research and Development	97.4	108.4	(10)%	3%	3%
Other (Income)/Expenses—net	92.1	39.0	n/m	2%	1%

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased in 2016 compared to 2015 due to approximately $80 million of incremental savings generated from the Fuel for Growth program in 2016, primarily from streamlined use of third-party services and lower headcount. Additionally, expenses were lower as a result of a $40.2 million benefit from foreign exchange.

Advertising and Promotion Expenses
Advertising and promotion expenses decreased slightly in 2016 compared to 2015 mainly as a result of favorable foreign exchange of $27.2 million and lower spending of $8.6 million in North America/Europe and $7.0 million in Latin America in 2016. This decrease was offset by increased spending of $28.0 million in Asia, as investments made to increase consumer awareness of Enfinitas, an enhanced digital presence and support channel investments in China of $37.2 million were offset by more lower investments across other Asian markets.
Research and Development Expenses
Research and development expenses decreased in 2016 compared to 2015 mainly due to approximately $9 million of incremental Fuel for Growth savings in 2016 from increased efficiencies in the use of third-party services and lower headcount.
Other (Income)/Expenses—net

	Years Ended December 31,
(Dollars in millions)	2016	2015
Venezuela long-lived asset impairments	$45.9	$—
Foreign exchange (gains)/losses—net	18.8	6.3
Restructuring, severance and other related costs—net	29.1	18.0
(Gain)/loss on asset disposals	—	9.0
Marketable securities (gain)/loss	—	(5.6)
Legal, settlements and other—net	(1.7)	11.3
Other (income)/expenses—net	$92.1	$39.0

Foreign exchange (gains)/losses - net includes $32.9 million of currency losses within our subsidiary in Venezuela. See “Item 8. Financial Statements and Supplementary Data—Note 10. Other (Income)/Expenses - Net, —Note 20. Venezuela Currency Matters, and —Note 6. Restructuring” for additional information.
Earnings before Interest and Income Taxes
EBIT from the three reportable segments, Asia, Latin America and North America/Europe, is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated global business support activities, including research and development, marketing, supply chain costs, and general and administrative expenses; net actuarial gains and losses related to defined benefit pension and other post-employment benefit plans; and income or expenses incurred within the operating segments that are not reflective of underlying operations and affect the comparability of the operating segments’ results.

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2016	2015	% Change	2016	2015
Asia	$559.3	$682.0	(18)%	30%	33%
Latin America	156.7	175.2	(11)%	24%	23%
North America/Europe	380.3	361.8	5%	31%	28%
Corporate and Other	(277.6)	(282.8)	2%	n/m	n/m
EBIT	$818.7	$936.2	(13)%	22%	23%
EBIT in Asia decreased by $122.7 million in 2016 compared to 2015 partially due to $43.2 million of adverse foreign exchange rates and lower sales volumes which resulted in lower gross profit of $42.2 million. Also impacting gross profit was disadvantageous sales mix which had an adverse impact of $32.1 million and increased manufacturing costs of $18.5 million, partially offset by lower dairy and commodity costs of $42.0 million. Higher advertising and promotion spending of $28.0 million was primarily related to increasing consumer awareness of Enfinitas and channel investments in China. The decrease in EBIT was partially offset by fixed asset write-offs of $8.4 million in 2015 as the Company optimized the supply chain network in Asia which did not recur in 2016.

EBIT in Latin America decreased by $18.5 million in 2016 compared to 2015 mainly due to $36.4 million of adverse foreign exchange rates. Lower earnings related to a $48.0 million reduction in sales in Venezuela as a result of suspended shipments were offset by price increases in Mexico and Argentina of $47.2 million, lower dairy costs of $10.5 million, reduced advertising and promotion spending of $7.0 million and approximately $4 million of incremental savings from Fuel for Growth in 2016.

EBIT in North America/Europe increased by $18.5 million in 2016 compared to 2015. The increase was primarily due to gross margin improvements from lower dairy and commodity costs of $14.9 million and manufacturing related productivities of $21.5 million, as well as Fuel for Growth savings on operating expenses of approximately $14 million, reduced advertising and promotion expenditures of $8.6 million and lower incentive compensation of $7.0 million. These increases more than offset the reduced gross profits from lower sales volume of $31.9 million as well as adverse changes in foreign exchange rates of $15.2 million.
Corporate and Other expenses decreased by $5.2 million. Items resulting in lower Corporate and Other expenses include approximately $60 million of incremental savings from Fuel for Growth in 2016, $7.4 actuarial gains in 2016 related to the remeasurement of defined benefit pension and other post-employment benefit plans compared to $8.2 million actuarial losses in 2015, and $12.0 million of payments in connection with an SEC settlement in 2015 which did not recur in 2016. The decrease in Corporate and Other expenses was partially offset by $81.8 million of long-lived asset impairment charges, foreign exchange losses and other asset write-offs in Venezuela in 2016.
Interest Expense—net
Net interest expense increased $40.4 million in 2016 compared to 2015 primarily driven by $46.4 million of interest expense on the $750.0 million of 3.0% Senior Notes due November 15, 2020 (the “2020 Notes”) and the $750.0 million of 4.125% Senior Notes due November 15, 2025 (the “2025 Notes”), both issued in November 2015. Partially offsetting the interest expense from these notes is a benefit from an interest rate swap on the 2020 Notes which reduced interest expense by $6.8 million.
Income Taxes
The Company’s Effective Tax Rate (“ETR”) for both the 2016 and 2015 periods differs from the statutory tax rate predominantly due to the favorable impact of tax rulings and agreements in various foreign jurisdictions. See “Item 8. Financial Statements and Supplementary Data—Note 4. Income Taxes” for additional information. The ETR for the year ended December 31, 2016 and 2015 was 23.0% and 24.8%, respectively. The ETR decrease was driven 5.2% by tax credits from the repatriation of foreign earnings to the United States, offset 2.8% by the Company’s Venezuelan subsidiary which incurred a remeasurement loss on its monetary assets and an impairment charge on its long-lived assets in 2016 (both of which provided no tax benefit - see “Item 8. Financial Statements and Supplementary Data—Note 20. Venezuela Currency Matters” for additional information) and 0.6% from a series of additional items which are insignificant both individually and in the aggregate.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in our operating entities in China, Argentina and Indonesia, respectively. See “Item 8. Financial Statements and Supplementary Data—Note 18. Equity” for additional information.
Net Earnings Attributable to Shareholders
Net earnings attributable to shareholders for the year ended December 31, 2016 decreased 17% to $544.9 million compared with the year ended December 31, 2015.

Results of Operations
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Summary of Results:

				% of Net Sales
(Dollars in millions, except per share data)	2015	2014	% Change	2015	2014
Net Sales	$4,071.3	$4,409.3	(8)%
Earnings before Interest and Income Taxes	936.2	988.3	(5)%	23%	22%
Interest Expense—net	65.0	60.3	8%	2%	1%
Earnings before Income Taxes	871.2	928.0	(6)%	21%	21%
Provision for Income Taxes	215.9	199.2	8%	5%	5%
Effective Tax Rate	24.8%	21.5%
Net Earnings	655.3	728.8	(10)%	16%	17%
Less: Net Earnings Attributable to Noncontrolling Interests	1.8	9.0	(80)%	—%	(1)%
Net Earnings Attributable to Shareholders	653.5	719.8	(9)%	16%	16%
Weighted-Average Common Shares— Diluted	199.4	202.7
Earnings per Common Share—Diluted	$3.27	$3.54	(8)%

The results for the years ended December 31, 2015 and 2014 included Specified Items and are listed in the table below:

	Years Ended December 31,
(Dollars in millions)	2015	2014
Restructuring, severance and other related costs	$28.3	$1.5
Settlement related to the China investigation	12.0	—
Pension and other post-employment adjustments	8.2	51.5
Legal, settlements and related costs	1.7	10.3
Marketable securities (gain)/loss	(5.6)	—
Income tax impact on Specified Items	(11.2)	(23.7)

For the year ended December 31, 2015, Specified Items included restructuring charges related to the Company’s Fuel for Growth initiative ($25.1 million), payments made in connection with the SEC settlement disclosed by the Company in July 2015 ($12.0 million) and a marketable securities gain ($5.6 million).

Specified Items consistently include the remeasurement of defined benefit pension and post-employment benefit plans. Such re-measurement reflects changes in the pension assets and liabilities above what was estimated and included in periodic costs. Factors beyond our control such as changes in discount rates, market volatility and mortality assumptions drive the remeasurement amount. Additionally, the majority of our pension and post-employment plans are frozen, and, therefore the benefits provided to participants in such plans are not related to our underlying operations. In 2015, the re-measurement loss ($8.2 million) was driven by returns on plan assets that were lower than anticipated. In 2014, the re-measurement loss ($51.5 million) was primarily driven by a change in mortality assumptions and discount rate movements.

For the year ended December 31, 2014, the legal, settlements and related costs included legal ($12.0 million) and professional expenses ($1.5 million), partially offset by an insurance loss recovery ($3.2 million).

Net Sales
The Company recognizes revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of gross sales to net sales is as follows:

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
Net sales by reportable segment and principle product category are shown in the tables below:

	Years Ended December 31,			% Change Due to
(Dollars in millions)	2015	2014	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$2,039.0	$2,278.4	(11)%	(6)%	(2)%	(3)%
Latin America	757.1	867.5	(13)%	(4)%	7%	(16)%
North America/Europe	1,275.2	1,263.4	1%	1%	3%	(3)%
Net Sales	$4,071.3	$4,409.3	(8)%	(3)%	1%	(6)%

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Infant formula	$2,407.1	$2,537.0	(5)%	59%	57%
Children’s nutrition	1,593.1	1,788.4	(11)%	39%	41%
Other	71.1	83.9	(15)%	2%	2%
Net Sales	$4,071.3	$4,409.3	(8)%	100%	100%

Asia sales decreased 11% in 2015 compared to 2014 and accounted for 50% of our net sales. Volume (3%) decreased in China as consumer demand shifted to digital purchasing channels and faster-growing imported products in which the Company has historically had lower representation. Adverse foreign translation (3%) and increased price-based promotional activity enabled by lower dairy costs also contributed to lower sales in China, Thailand and Malaysia (3%, 2% and 1%, respectively). In the second quarter of 2015, the Company launched a range of fully-imported products in China, available through all channels, which has shown positive results. Sales in the Philippines were higher in 2015 than 2014 primarily as a result of favorable product mix (1%).
Latin America sales decreased 13% in 2015 compared to 2014 and accounted for 19% of our net sales. Foreign currency adversely impacted sales by 16% primarily due to the strengthening of the U.S. dollar against the Mexican peso (6%), Venezuelan bolivar (3%) and Brazilian real (2%). Strategic price increases in Argentina (3%) and Colombia (1%) fully offset sales volume decline of 4% which was due in part to the increase in competition within the milk modifier category in Mexico. Sales volume decline was mainly from intentionally reduced shipments to Venezuela (3%) during the latter part of 2015 as a result of the constraints placed by the Venezuelan government on the release of U.S. dollars. Share gains were seen following select strategic investments.
North America/Europe sales increased 1% in 2015 compared to 2014 and accounted for 31% of our net sales. Sales growth was driven by share gains (1%), higher realized prices and favorable product mix (3%). Children’s nutrition growth in this segment reflected investments made to build the children’s brand. Foreign exchange translation (3%), most notably in Canada (1%), partially offset the sales increase.

Gross Profit

	Years Ended December 31,
(Dollars in millions)	2015	2014	% Change
Net Sales	$4,071.3	$4,409.3	(8)%
Cost of Products Sold	1,455.3	1,700.6	(14)%
Gross Profit	$2,616.0	$2,708.7	(3)%
Gross Margin	64.3%	61.4%

Gross margin percentages benefited primarily from lower dairy costs (+3.3%). Productivity savings (+1.3%) were offset by increases in other commodity and production costs (-1.8%).
Operating Expenses

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Selling, General and Administrative	$890.6	$978.9	(9)%	22%	22%
Advertising and Promotion	641.8	638.7	—%	16%	14%
Research and Development	108.4	115.1	(6)%	3%	3%
Other (Income)/Expenses—net	39.0	(12.3)	n/m	1%	—%

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 9% in 2015 compared to 2014 primarily due to lower actuarial losses ($27.8 million) in 2015 related to the defined benefit pension and other post-employment benefit plans compared to prior year. Lower incentive based compensation in 2015 ($10.0 million) and initial savings from Fuel for Growth (approximately $20 million) also reduced selling, general and administrative expenses compared to 2014.
Advertising and Promotion Expenses
Advertising spending includes television, print, digital and other consumer media. Promotion activities include product evaluation and education related materials provided to health care professionals and consumers, where permitted by regulation. Advertising and promotion expenses reflected higher demand-creation investments ($20.5 million) in support of our strategic growth initiatives including the fully imported products in China and high value product offerings in the U.S.
Research and Development Expenses
Research and development expenses include continued investment in our innovation capability, product pipeline and quality programs. In addition, research and development expenses decreased due to changes in employee related costs as lower actuarial losses ($4.8 million) in 2015 related to the defined benefit pension and other post-employment benefit plans compared to 2014.
Other (Income)/Expenses—net

	Years Ended December 31,
(Dollars in millions)	2015	2014
Severance and other costs	$18.0	$1.3
SEC Settlement	12.0	—
Loss on asset disposals	9.0	—
Foreign exchange losses—net	6.3	0.5
Gain on sale of investment	(5.6)	(4.0)
Pension curtailment gain	—	(5.4)
Other—net	(0.7)	(4.7)
Other (income)/expenses—net	$39.0	$(12.3)

For the year ended December 31, 2015, severance charges were primarily related to Fuel for Growth ($25.1 million). Also recognized in other (income)/expenses were payments made in connection with the SEC settlement disclosed by the Company in July 2015 ($12 million) and fixed asset disposal write-offs ($8.4 million) as the Company optimizes its Asia supply chain strategy. In 2014, the recorded gain was related to the revision of a defined benefit plan outside of the United States ($5.4 million) and the sale of an investment ($4.0 million).

Earnings before Interest and Income Taxes
EBIT from the three reportable segments, Asia, Latin America and North America/Europe, is reduced by Corporate and Other expenses. Corporate and Other consists of unallocated global business support activities, including research and development, marketing, supply chain costs, and general and administrative expenses; net actuarial gains and losses related to defined benefit pension and other post-employment benefit plans; and income or expenses incurred within the operating segments that are not reflective of underlying operations and affect the comparability of the operating segments’ results.

	Years Ended December 31,			% of Net Sales
(Dollars in millions)	2015	2014	% Change	2015	2014
Asia	$682.0	$818.7	(17)%	33%	36%
Latin America	175.2	199.0	(12)%	23%	23%
North America/Europe	361.8	291.0	24%	28%	23%
Corporate and Other	(282.8)	(320.4)	12%	n/m	n/m
EBIT	$936.2	$988.3	(5)%	23%	22%

EBIT in Asia decreased 17% primarily due to lower sales in 2015, which were partially offset by lower dairy costs ($94.1 million). Additionally, operating costs were higher due to advertising and promotional investments to support the new product launches in China ($19.5 million), the establishment of plastic packaging formats across a number of markets and fixed asset write-offs ($8.4 million) as the Company optimized its supply chain network in Asia.
Latin America EBIT decreased 12% due to lower sales and investment spending ($13.4 million) partially offset by an improved gross margin ($59.6 million). On a local currency basis, EBIT increased primarily due to lower commodity costs, namely dairy ($20.6 million), and improved productivity ($7.0 million). This was offset by adverse foreign translation impacts ($59.9 million). In addition, 2014 comparably included foreign exchange gains generated from cash received at the official Venezuelan government rate compared to the SICAD rate adopted by the Company in February 2014. See “Item 8. Financial Statements and Supplementary Data—Note 20. Venezuela Currency Matters” for further information regarding exchange rate variability in Venezuela.
EBIT in North America/Europe increased 24% primarily due to gross margin improvement resulting from both higher realized pricing ($32.6 million) and lower dairy costs ($19.4 million). Demand-creation investments led to increased sales volume ($9.4 million). Lower operating expenses were attributable to a lower provision of incentive based compensation ($1.6 million). Adverse foreign exchange movements ($12.5 million) partially offset the increase in EBIT.
Corporate and Other expenses decreased in 2015 compared to 2014 primarily due to lower 2015 actuarial losses ($43.3 million) related to the defined benefit pension and other post-employment benefit plans, lower incentive compensation ($6.3 million) and savings from Fuel for Growth, partially offset by Fuel for Growth charges ($25.1 million).
Interest Expense—net
Net interest expense for the year ended December 31, 2015 increased compared to 2014 primarily as a result of interest expense ($8.7 million) on the 2020 Notes and the 2025 Notes, both issued in November 2015. These expenses were partially offset by gains ($5.2 million) related to fixed to floating rate fair value hedges on both the 2020 Notes and our $700.0 million of 4.90% Notes due November 1, 2019 (the “2019 Notes”).
Income Taxes
The Company’s ETR for both the 2015 and 2014 periods differs from the statutory tax rate predominantly due to the favorable impact of tax rulings and agreements in various foreign jurisdictions. The ETR for the years ended December 31, 2015 and 2014 was 24.8% and 21.5%, respectively. Unfavorable geographic earnings mix contributed 3.4% to the ETR increase, which was offset slightly by a series of additional items which are insignificant both individually and in the aggregate.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of approximately 11%, 10% and 10% interest held by third parties in our operating entities in China, Argentina and Indonesia, respectively.
Net Earnings Attributable to Shareholders
Net earnings attributable to shareholders for the year ended December 31, 2015 decreased 9% to $653.5 million compared with the year ended December 31, 2014.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash on hand, cash from operations and available borrowings under our $750.0 million revolving credit facility. Cash flows from operating activities represent the inflow of cash from our customers net of the outflow of cash for raw material purchases, manufacturing, operating expenses, interest and taxes. Cash flows used in investing activities primarily represent capital expenditures for computer software, equipment and buildings. Cash flows used in financing activities primarily represent proceeds and repayments of long-term and short-term borrowings, dividend payments and share repurchases.

Cash and cash equivalents totaled $1,795.4 million at December 31, 2016, of which $1,594.2 million was held outside of the United States. Cash and cash equivalents totaled $1,701.4 million as of December 31, 2015, of which 1,512.5 million was held outside of the United States.

During 2016, we repatriated cash associated with earnings and profits not permanently invested abroad of approximately $276 million to the United States from multiple jurisdictions. During 2015, we repatriated cash associated with earnings and profits not permanently invested abroad of approximately $59 million to the United States from multiple jurisdictions.

As a result of the evaluation of our global cash position, management has asserted that earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of these and other foreign jurisdictions are permanently invested abroad. The amount of cash associated with permanently invested foreign earnings was approximately $1,388 million and $1,124 million as of December 31, 2016 and 2015, respectively. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decide at a later date to repatriate these earnings to the United States, we would be required to provide U.S. taxes on these amounts.

The declaration and payment of dividends is at the discretion of our board of directors and depends on many factors, including our financial condition, earnings, legal requirements, restrictions under the terms of our debt agreements and other relevant factors. Cash dividends paid for the years ended December 31, 2016, 2015 and 2014 were $308.8 million, $326.0 million and $296.6 million, respectively. Dividend payments were lower in 2016 due to the retirement of shares repurchased primarily under an accelerated repurchase agreement.

Cash Flows
We believe that cash on hand, cash from operations and the available revolving credit facility will be sufficient to support our working capital needs, pay our operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$549.3	$655.3	$728.8
Depreciation and Amortization	99.6	99.1	91.6
Impairment of Long-Lived Assets	45.9	—	—
Other	2.0	77.8	77.2
Changes in Assets and Liabilities	14.1	167.8	(54.0)
Payments for Settlement of Interest Rate Forward Swaps	—	—	(45.0)
Pension and Other Post-employment Benefits Contributions	(19.3)	(90.1)	(5.2)
Total Operating Activities	691.6	909.9	793.4
Investing Activities	(148.7)	(173.2)	(182.4)
Financing Activities	(399.6)	(286.8)	(325.5)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(49.3)	(46.2)	(38.6)
Net Increase in Cash and Cash Equivalents	$94.0	$403.7	$246.9
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
For the year ended December 31, 2016, cash flow provided by operating activities was $691.6 million and lower than the prior year due to reduced net earnings of $106.0 million, a $56.0 million reduction in income taxes payable, lower non-cash charges of $29.4 million, lower accrued expenses, rebates and returns of $26.8 million and $23.0 million of reduced cash advances from customers. Offsetting these decreases was $44.0 million of lower contributions to pension and other post-employment benefit plans, net of tax impacts. For the year ended December 31, 2015, cash flow from operating activities was $909.9 million and primarily driven by net earnings and increased rebates related to price-based promotional discounting mainly in Asia, as well as increased provisions for restructuring and interest. Cash flow from operating activities was reduced in 2015 by an $84.0 million discretionary contribution to the U.S. Pension Plan.

Cash flow used in investing activities was $24.5 million lower in 2016 compared to 2015. The decrease was largely the result of lower spending in 2016. For the year ended December 31, 2016 and 2015, cash flow from investing activities included capacity expansion for manufacturing facilities in the U.S. and Europe to accommodate demand for new products.

Cash flow used in financing activities was $399.6 million for the year ended December 31, 2016, and included $308.8 million of dividend payments and $100.4 million of share repurchases. Cash flow used in financing activities was $286.8 million for the year ended December 31, 2015, consisting primarily of $326.0 million of dividend payments, $1,002.9 million repayments of short-term borrowings and $1,437.0 million of share repurchases. Financing activities in 2015 also included the issuance of our 2020 Notes and 2025 Notes and repurchases of Company stock under the 2013 Authorization and 2015 Authorization, discussed below, which resulted in a net cash inflow of $50.7 million.

For the year ended December 31, 2016, the effects of changes in exchange rates on cash and cash equivalents primarily includes the devaluation of the Venezuelan Bolivar.
Year Ended December 31, 2015 Compared to Year Ended 2014
For the year ended December 31, 2015, cash flow provided by operating activities was $909.9 million and primarily driven by net earnings and increased rebates related to price-based promotional discounting mainly in Asia, as well as increased provisions for restructuring and interest. Cash flow from operating activities was reduced in 2015 by an $84.0 million discretionary contribution to the U.S. Pension Plan. For the year ended December 31, 2014, cash flow from operating activities was $793.4 million and primarily driven by net earnings, partially offset by an increase in working capital, defined as accounts receivable plus inventory less accounts payable (excluding capital related items), and $45.0 million of payments related to the settlement of interest rate forward swaps.

Cash flow used in investing activities was $9.2 million lower in 2015 compared to 2014. The decrease was largely the result of spending in 2014 related to the Singapore manufacturing and technology facility. Investing activities in 2015 included capacity expansion for manufacturing facilities in the U.S. and Europe to accommodate demand for new products.

Cash flow used in financing activities was $286.8 million for the year ended December 31, 2015, consisting primarily of $326.0 million of dividend payments, $1,002.9 million repayments of short-term borrowings and $1,437.0 million of share repurchases. Financing activities in 2015 also included the issuance of our 2020 Notes and 2025 Notes and repurchases of Company stock under the 2013 Authorization and 2015 Authorization, discussed below, which resulted in a net cash inflow of $50.7 million. Cash flow used in financing activities was $325.5 million for the year ended December 31, 2014, consisting primarily of $296.6 million of dividend payments, $0.6 million repayments of short-term borrowings and $54.1 million of share repurchases.

Short-Term Borrowings

As of December 31, 2016 and 2015, the Company had short-term borrowings of $3.9 million and $3.0 million, respectively, which consisted primarily of borrowings made by its subsidiary in Argentina.

Capital Expenditures
Capital expenditures and the cash outflow for capital expenditures were as follows:

(Dollars in millions)	Capital expenditures	Cash outflow for capital expenditures	Increase/(Decrease) in capital expenditures not paid
Year Ended December 31, 2016	$142.4	$149.0	$(6.6)
Year ended December 31, 2015	$179.0	$173.7	$5.3
Year ended December 31, 2014	$149.0	$186.6	$(37.6)

Capital expenditures in 2016 and 2015 relate primarily to facilities involved in the manufacturing of fully-imported products for China and liquid product offerings in the United States. Capital expenditures in 2014 included investments primarily in our spray dryer in Singapore and research and development capabilities which were placed in-service during the second and third quarters of 2014. For 2017, we expect capital expenditures to approach our long-term target of 4% of sales.

Revolving Credit Facility Agreement
The Company has an unsecured, five-year revolving credit facility agreement (the “Revolving Credit Facility”) which is repayable at maturity in June 2019, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Revolving Credit Facility is $750.0 million, which may be increased from time to time up to $1,000.0 million at the Company’s request, subject to obtaining additional commitments and other customary conditions.
The Revolving Credit Facility contains financial covenants, whereby the ratio of consolidated adjusted total debt to consolidated EBITDA cannot exceed 3.50 to 1.0, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.0 to 1.0. The Company was in compliance with these financial covenants as of December 31, 2016. Borrowings from the Revolving Credit Facility are used for working capital and other general corporate purposes. During 2015, the Company borrowed approximately $446.0 million under the Revolving Credit Facility primarily to repurchase shares of common stock. The Company repaid these amounts in November 2015. As of December 31, 2016 and 2015, we had no borrowings outstanding under the Revolving Credit Facility. We had $750.0 million available as of December 31, 2016.

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
The Company has guaranteed the obligations of all of its subsidiaries that may from time to time become borrowers under the Revolving Credit Facility. If our corporate credit rating falls below (i) Baa3 by Moody's Investors Service, Inc. (“Moody's”) or (ii) BBB- by Standard & Poor's Ratings Service (“S&P”), Mead Johnson & Company, LLC shall automatically be deemed to guarantee the obligations under the Revolving Credit Facility in addition to the guarantee provided by Mead Johnson Nutrition Company. Moody's credit rating for MJN is currently Baa1. S&P's credit rating for MJN is currently BBB.

Long-Term Debt and Interest Rate Swaps
The components of our long-term debt are detailed in the table below:

(Dollars in millions)	Principal Amount	Interest Rate	Maturity
4.900% Notes due 2019 (“2019 Notes”)	$700.0	4.900% fixed	November 1, 2019
3.000% Notes due 2020 (“2020 Notes”)	$750.0	3.000% fixed	November 15, 2020
4.125% Notes due 2025 (“2025 Notes”)	$750.0	4.125% fixed	November 15, 2025
5.900% Notes due 2039 (“2039 Notes”)	$300.0	5.900% fixed	November 1, 2039
4.600% Notes due 2044 (“2044 Notes”)	$500.0	4.600% fixed	June 1, 2044

During the year ended December 31, 2015, the Company entered into a $1,000.0 million short-term loan agreement (the “Term Loan Agreement”) with various financial institutions, including Citibank, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A. (“JPMCB”), as Administrative Agent. The Company repaid all borrowings under the Term Loan Agreement and terminated the Term Loan Agreement during the year ended December 31, 2015. The payoff amount of $1,000.3 million included principal, accrued and unpaid interest and a facility fee.

During the year ended December 31, 2015, the Company issued and sold the 2020 Notes and 2025 Notes at a public offering price of 99.902% and 99.958%, respectively. The Company received net proceeds of $1,487.7 million from the sale of both the 2020 Notes and 2025 Notes, after deducting underwriters’ discounts and offering costs. Interest is payable on each of the 2020 Notes and 2025 Notes on May 15 and November 15 of each year. Proceeds from the 2020 Notes and 2025 Notes were used to repay the Term Loan Agreement and borrowings under the Revolving Credit Facility. The remainder of the net proceeds was for general corporate purposes.

During the year ended December 31, 2015, the Company entered into six interest rate swaps with multiple counterparties to mitigate interest rate exposure associated with the 2020 Notes. The swaps have an aggregate notional amount of $750.0 million of outstanding principal. This series of swaps effectively converts the $750.0 million of 2020 Notes from fixed to floating rate debt for the remainder of their term. As of December 31, 2016, these swaps were in a loss position with a fair value of $6.3 million.
During the year ended December 31, 2014, the Company issued and sold $500.0 million 2044 Notes at a public offering price of 99.465%. Net proceeds from the sale of the 2044 Notes, after deducting underwriters’ discounts and offering expenses, were $492.0 million. Interest on the 2044 Notes is payable semi-annually on June 1 and December 1 of each year. Proceeds from the 2044 Notes were used to redeem all $500.0 million of our 3.50% Notes due in 2014 (“2014 Notes”). The redemption price, which was calculated in accordance with the terms of the 2014 Notes and included principal plus a make-whole premium, was $503.5 million.
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

During the second quarter of 2014, the Company entered into eight interest rate swaps with multiple counterparties, which have an aggregate notional amount of $700.0 million of outstanding principal. This series of swaps effectively converts the $700.0 million of 2019 Notes from fixed to floating rate debt for the remainder of their term. As of December 31, 2016, these swaps were in an asset position with a fair value of $1.1 million.
The Company’s long-term debt may be prepaid at any time, in whole or in part, at a redemption price equal to the greater of par value or an amount calculated based upon the sum of the present values of the remaining scheduled payments. Upon a change of control, the Company may be required to repurchase the notes for an amount equal to 101% of the then-outstanding principal amount plus accrued and unpaid interest. Interest on the notes are due semi-annually and the notes are not subject to amortization.

For additional information on our long-term debt and interest rate swaps, see ‘‘Item 8. Financial Statements and Supplementary Data—Note 15. Debt and —Note 16. Derivatives.’’

Merger Agreement
The Merger Agreement, described in “Part I. Item 1. Business—Merger Agreement,” provides for certain termination rights for both the Company and Reckitt Benckiser. The Company is obligated to pay Reckitt Benckiser a $480 million termination fee in certain circumstances, including, without limitation, if we enter into a definitive agreement for a superior proposal.
In addition, under the Merger Agreement we are prohibited from creating, incurring, assuming or otherwise becoming liable with respect to any indebtedness for borrowed money or guarantee thereof, other than (i) indebtedness solely between the Company and a wholly owned subsidiary of the Company or between wholly owned subsidiaries of the Company in the ordinary course of business consistent with past practice, (ii) borrowings in the ordinary course of business consistent with past practice under our revolving credit facility and guarantees of such borrowings to the extent required under the terms of the facility and (iii) in connection with letters of credit issued in the ordinary course of business consistent with past practice in an amount not to exceed $1,000,000 individually or $5,000,000 in the aggregate.
Share Repurchases
In September 2013, the Company’s board of directors approved a share repurchase authorization of up to $500.0 million of our common stock (the “2013 Authorization”). During the year ended December 31, 2016, the Company repurchased $0.4 million of our common stock which completed all purchases remaining under the 2013 Authorization. During the year ended December 31, 2015, the Company repurchased $437.0 million of our common stock under the 2013 Authorization.

In October 2015, the Company’s board of directors approved the 2015 Authorization, a share repurchase authorization of an additional $1,500.0 million of our common stock. The 2015 Authorization does not have an expiration date. On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1,000.0 million (the “Repurchase Price”) of our common stock. Under the terms of the ASR Agreement, the Company paid the Repurchase Price in advance in exchange for 10,725,552 shares of our common stock which were received by the Company on October 27, 2015 (which shares are equivalent to approximately 85% of the number of shares of our common stock that could be purchased with an amount of cash equal to the Repurchase Price based on the closing price of our common stock on October 22, 2015). Upon final settlement of the ASR Agreement in June 2016, an additional 2,086,050 shares were delivered to the Company for no additional consideration based generally on the daily volume-weighted average prices of our common stock over the term of the ASR Agreement. The total shares received and retired under the terms of the ASR Agreement was 12,811,602 shares with an average price paid per share of approximately $78.05. In addition to the shares delivered upon final settlement of the ASR Agreement, during the year ended December 31, 2016, the Company repurchased $100.0 million of our common stock pursuant to the 2015 Authorization. As of December 31, 2016 and 2015, the Company had $400.0 million and $500.0 million remaining available under the 2015 Authorization, respectively.

Under the Merger Agreement described in “Part I. Item 1. Business—Merger Agreement,” we are prohibited from redeeming, repurchasing or otherwise acquiring or offering to redeem, repurchase, or otherwise acquire our common stock or other securities, other than shares surrendered to us to pay the exercise price in connection with the exercise of employee stock options and shares surrendered to us to satisfy tax withholding obligations in connection with the exercise of employee stock options or the vesting of restricted stock units and performance share awards.
Fuel for Growth
During 2015, the Company approved a plan to implement a business productivity program referred to as “Fuel for Growth,” which is expected to be implemented over a three-year period. Fuel for Growth is designed to improve operating efficiencies and reduce costs. Fuel for Growth is expected to improve profitability and create additional investments behind brand building and growth initiatives. Fuel for Growth focuses on the optimization of resources within various operating functions and certain third-party cost reduction activities across the business. For the year ended December 31, 2016, total charges associated with Fuel for Growth were $29.2 million.
During 2016, additional savings of approximately $60 million were identified within the Fuel for Growth Program, resulting in total expected cost savings of approximately $180.0 million by the end of 2018. The Company achieved approximately $90 million cost savings in 2016 of which approximately $80 million was due to lower selling, general and administrative expenses, $9 million was due to lower research and development spending and the balance was due to lower manufacturing expenses. For additional information on the Fuel for Growth program, see “Item 8. Financial Statements and Supplementary Data—Note 6. Restructuring.”

Contractual Obligations
As of December 31, 2016, our contractual obligations and other commitments were as follows:

	Payments due by December 31,
(Dollars in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Operating lease obligations	$37.3	$30.2	$23.5	$18.9	$13.1	$55.7	$178.7
Capital lease obligations	1.0	0.9	0.7	0.5	0.3	0.7	4.1
Purchase obligations	203.4	136.3	59.9	30.3	29.2	47.2	506.3
Short-term borrowings	3.9	—	—	—	—	—	3.9
Long-term debt	—	—	700.0	750.0	—	1,550.0	3,000.0
Interest payments	130.4	129.3	128.9	94.1	71.6	959.9	1,514.2
Total	$376.0	$296.7	$913.0	$893.8	$114.2	$2,613.5	$5,207.2
Our operating lease obligations are generally related to real estate leases for offices, manufacturing-related leases, and vehicle leases. Purchase obligations are for unconditional commitments related to a master service agreement with IBM for information technology, accounting and indirect procurement services, and purchases of materials used in manufacturing and promotional services. The future interest payments include coupon payments on our long-term debt.
Additionally, liabilities for uncertain tax positions, pension and other post-employment benefits and derivative contracts are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of a cash settlement of such liabilities. See “Item 8. Financial Statements and Supplementary Data—Note 4. Income Taxes, —Note 8. Pension and Other Post-Employment Benefit Plans, and —Note 16. Derivatives” for additional information.

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

Significant Accounting Estimates
The Company prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires the Company to make estimates and assumptions that affect the reported amounts and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Significant estimates include sales rebates and return accruals, impairment testing of goodwill and indefinite-lived intangible assets, impairment of long-lived assets, deferred tax assets and liabilities and income tax expense, as well as the accounting for stock-based compensation and retirement and post-employment benefits, including the actuarial assumptions. Actual results may or may not differ from estimated results. Future results may differ from our estimates under different assumptions or conditions. Management believes the following are the most critical accounting policies that could have an affect on the Company’s reported results.
For information on the Company’s accounting policies, see “Item 8. Financial Statements and Supplementary Data—Note 2. Accounting Policies.”
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is not recognized until title and risks of loss have transferred to the customer. The shipping terms for the majority of revenue arrangements are FOB destination. Provisions are estimated at the time of revenue recognition for returns and WIC rebates based on historical experience, updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue. The Company offers sales incentives to customers and consumers through various programs consisting primarily of sales discounts, trade promotional supports and consumer coupons. Provisions are estimated for these sales incentives at the later of the date at which the Company has sold the product or the date at which the program is offered, based on historical experience, updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.
WIC Rebates—The Company participates on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, the Company reimburses these entities for the difference between the list price and the contract price on eligible products. The Company accounts for WIC rebates by establishing an accrual in an amount equal to its estimate of WIC rebate claims attributable to a sale. The Company determines its estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. The Company considers levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjusts the accrual periodically throughout the year to reflect actual expense. WIC rebate accruals were $212.5 million and $205.1 million at December 31, 2016 and 2015, respectively, and are included in accrued rebates and returns on the balance sheet. Rebates under the WIC program reduced revenues by $751.5 million, $763.0 million, and $790.0 million in the years ended December 31, 2016, 2015 and 2014, respectively.
Sales Returns—The Company accounts for sales returns by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines its estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also considers other factors that could impact sales returns such as discontinuations and new product introductions. Sales return accruals were $57.1 million and $52.6 million at December 31, 2016 and 2015, respectively, and are included in accrued rebates and returns on the balance sheet. Returns reduced sales by $94.2 million, $89.8 million, and $86.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Impairment of Long-Lived Assets
The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its cost less accumulated depreciation or its estimated net realizable value.
Goodwill and Other Intangible Assets
Goodwill is not amortized but is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. The Company’s policy is to test goodwill for impairment on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform a two-step quantitative impairment test. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of reporting units, which is generally based on a discounted cash flow model. In making this assessment, the Company relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Growth rates for sales and profits are determined using inputs from our annual planning process. The Company also makes estimates of discount rates, perpetuity growth assumptions and other factors. Many of the factors used in assessing fair value are outside the control of the Company and it is reasonably likely that assumptions and estimates can change in future periods. These changes can result in future impairments. The Company completed the annual goodwill impairment assessment during the third quarter of 2016, 2015 and 2014 and no impairment of goodwill was required as the Company determined that the fair values of the reporting units were in excess of respective carrying amounts.
Goodwill recognized as a result of the acquisition of our business in Argentina was $60.9 million as of December 31, 2016, which represents a majority of our goodwill balance. Although management currently believes operations in reporting units to which goodwill was allocated can support the value of recorded goodwill, a change in assumptions driven by macro-economic conditions or degradation in the Argentine consumer market that undermines the reporting unit's ability to achieve targeted profit levels may result in an impairment of the recorded goodwill. Additionally, if the Argentine economy becomes hyperinflationary there may be an accelerated decline in the fair value of the entity which may result in an impairment of the recorded goodwill.
    The Company evaluates the useful lives of its other intangible assets to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures and the expected lives of other related groups of assets. Intangible assets that are deemed to have definite lives are amortized on a straight-line basis over their useful lives. Indefinite-lived intangible assets are also tested for impairment at the reporting unit level. No impairment of indefinite-lived intangible assets was required in 2016, 2015 or 2014.
Pension and Other Post-Employment Benefits
The Company’s pension plans and other post-employment benefit plans are accounted for using actuarial valuations. Management, in consultation with the actuaries, is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, long-term returns on plan assets, retirement, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and other post-employment benefit expense could vary within a range of outcomes and have a material effect on projected benefit obligations. The Company’s key assumptions used in calculating the cost of pension benefits are the discount rate and expected long-term returns on plan assets. Actual results in any given year may differ from those estimated because of economic and other factors.
The discount rate assumptions used to value the pension and other post-employment benefit obligations reflect the yield to maturity of high quality corporate bonds that coincides with the cash flows of the plans’ estimated payouts. In developing the expected rate of return on pension plan assets, the Company estimates returns for individual asset classes with input from external advisers. The Company also considers long-term historical returns on the asset classes, the investment mix of plan assets, investment manager performance and projected future returns of the asset classes.
During 2015, the SEC staff expressed its acceptance for companies applying an alternative approach for using discount rates to measure the components of net periodic benefit cost for postretirement benefit plan obligations. Specifically, the SEC staff stated that it would not object to companies’ use of an alternative approach that focuses on measuring the service cost and interest cost components of net periodic benefit cost by using individual spot rates derived from a high-quality corporate bond yield curve and matched with separate cash flows for each future year instead of a single weighted-average discount rate approach. Further, the SEC staff stated it would not object to companies treating the change in approach as a change in estimate. The Company determined it was appropriate to change our estimate in the determination of discount rate assumptions to determine periodic benefit costs for both our defined benefit pension and other postretirement plans.
The Company’s principal pension plan is the U.S. Pension Plan, which is a frozen plan and represents approximately 87% and 71% of our total pension and other post-employment assets and obligations, respectively. The assumptions used to determine net periodic benefit costs for the year are established at the beginning of the plan year and the assumptions used to determine benefit obligation are established as of the balance sheet date.
The key assumptions for the U.S. Pension Plan were as follows:

Used to determine net periodic benefit cost for the years ended December 31,	2016	2015
Discount rate	4.25%	3.89%
Expected long-term return on plan assets	6.20%	6.60%

Used to determine benefit obligation as of December 31,	2016	2015
Discount rate	4.04%	4.25%
The obligation for the U.S. Pension Plan decreased by $27.4 million during 2016, primarily due to a $15.0 million discretionary contribution and $20.7 million of returns on assets.
The following table shows the impact on pension expense of hypothetical changes in the rates assumed for the U.S. Pension Plan:

		Increase/(Decrease) in Expense		Increase/(Decrease) in Obligation
(Dollars in millions)	Change in Rate	Increase in Rate	Decrease in Rate	Increase in Rate	Decrease in Rate
Impact of change in rates:
Discount rate	+/-100 basis points	$1.9	$(2.2)	$(20.2)	$23.8
Expected long-term rate of return on plan assets	+/-100 basis points	$(2.3)	$2.3

See “Item 8. Financial Statements and Supplementary Data—Note 8. Pension and Other Post-Employment Benefit Plans” for additional information on our pension and other post-employment benefits.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks, uncertainties, and assumptions including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements are likely to relate to, among other things, our goals, plans and projections regarding our financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, capital expenditures, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results, which are based on current expectations that involve inherent risks and uncertainties, including internal or external factors that could delay, divert or change any of them in the next several years. In addition, actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to: the possibility that the Merger will not be consummated or delays in consummating the Merger; adverse effects on the market price of Mead Johnson's common stock and on Mead Johnson's operating results because of a failure to complete the Merger; negative effects relating to the announcement of the Merger or any further announcements relating to the Merger or the entrance into or consummation of the Merger on the market price of Mead Johnson's stock; unanticipated difficulties or expenditures relating to the Merger; legal proceedings instituted against Mead Johnson and others in connection with the Merger; disruptions of current plans and operations caused by the announcement and pendency of the Merger; potential difficulties in employee retention as a result of the announcement and pendency of the Merger; and the response of customers, distributors, suppliers and competitors to the announcement of the Merger. We have included important factors in the cautionary statements included in “Item 1A. Risk Factors,” that we believe could cause actual results to differ materially from any forward-looking statement.
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
Foreign Exchange Risk
We are exposed to market risk due to changes in currency exchange rates. Our primary net foreign currency exposures are the Chinese renminbi, the Mexican peso, the Philippine peso, the Thai baht, the Euro, the Malaysian ringgit and the Canadian dollar. In addition to these primary exposures, as a global business, we are exposed to foreign currency translation risk in all countries in which we do business whose local reporting currency is not the U.S. dollar. Currency rates in smaller markets, such as Venezuela and Argentina, could also impact our results due to high volatility in exchange rates in such markets. While we attempt to mitigate some of this risk with hedging and other activities, our business will nevertheless remain subject to substantial foreign exchange risk from foreign currency translation exposures that we will not be able to manage through effective hedging or the use of other financial instruments.
We use foreign currency contracts to hedge anticipated transactions in certain foreign currencies and designate these derivative instruments as foreign currency cash flow hedges. Changes in the fair value of the derivative for cash flow hedges are initially recorded in accumulated other comprehensive income (loss) and then recognized in our statement of earnings when the corresponding hedged item impacts our earnings. The foreign currency derivatives resulted in income of $6.9 million, $23.8 million and $2.0 million in the years ended December 31, 2016, 2015 and 2014, respectively. Ineffectiveness related to the Company’s foreign exchange hedges on earnings was $1.2 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively, and insignificant for the year ended December 31, 2014.
We use foreign exchange forward contracts to hedge exposures, and the total notional amount of these contracts was $202.1 million at December 31, 2016, with a fair value in a net asset position of $10.7 million.
The following table summarizes the foreign exchange forward contracts outstanding and the related weighted-average contract exchange rates as of December 31, 2016:

	Contract Amount (in millions)	Average Contractual Exchange Rate
Receive United States dollar/Pay Canadian dollar	$64.2	1.31
Receive United States dollar/Pay Mexican peso	$61.4	19.40
Receive United States dollar/Pay Malaysian ringgit	$29.5	4.16
Receive United States dollar/Pay Philippine peso	$47.0	48.52
All of these derivatives were hedges of anticipated transactions and the majority mature within 12 months. Assuming a 10% strengthening or weakening of the U.S. dollar at year-end, the fair value would have increased by $17.4 million or decreased by $21.2 million, respectively. A 10% weakening of the U.S. dollar would switch our asset to be in a payable position. The unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
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

In March 2016, the Venezuelan government devalued its currency and reduced its existing three tiered system to a two tiered system by eliminating the intermediary SICAD rate. The CENCOEX Official Rate, which continues to be used for purchases of certain essential goods, was changed to 10.0 VEF to 1.0 USD and is now referred to as DIPRO. Additionally, the SIMADI rate was replaced by a new market based rate known as DICOM, which governs all transactions not covered by DIPRO. The VEF as measured by the DICOM rate has continued to devalue against the USD throughout 2016.

The rates were as follows:

(VEF to 1.0 USD)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
DIPRO	10.0	10.0	10.0	10.0
DICOM	673.8	658.9	628.3	272.9

Effect on the Company’s Results

Currency Matters

Due to the elimination of the SICAD rate in March 2016, the Company adopted the DICOM rate for purposes of remeasuring the monetary assets and liabilities of its Venezuela subsidiary, effective March 10, 2016, because the Company believes the DICOM rate would now be used to settle future intercompany dividend remittances. The remeasurement impact of this adoption was a loss of $32.3 million, recognized during the first quarter of 2016 as a component of other (income)/expenses - net. Additional losses in the amount of $0.6 million was recognized during the year ended December 31, 2016, related to remeasurement of the monetary assets and liabilities due to the continued devaluation of VEF as measured at the DICOM rate against the USD.

For the years ended December 31, 2015 and 2014, currency devaluation within Venezuela resulted in losses of $2.3 million and $6.1 million, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company received U.S dollars to make payments for intercompany purchases of inventory at the CENCOEX Official Rate that was more favorable than the SICAD rate used to remeasure net monetary assets of MJN’s Venezuela subsidiary, which resulted in recognized gains of $3.4 million, $2.4 million and $14.0 million, respectively.
Long Lived and Other Assets
As a result of the change in the Venezuelan exchange rates, the Company concluded that an impairment indicator existed at March 31, 2016 and evaluated the carrying value of the long-lived assets of its Venezuela subsidiary for impairment, which includes administrative office space, land and a partially completed distribution warehouse facility. Based on this evaluation, the Company concluded that the carrying value of the long-lived assets was no longer recoverable and recorded an impairment charge of $45.9 million to write down the carrying value of the assets to their fair value, which was recognized during the first quarter of 2016 as a component of other (income)/expenses - net. The fair value measurements were based on market quotes from local real estate broker service firms as well as internal assessments of the best information available about the local business conditions and the political environment, including the risks associated with the local currency that would be indicative of what the assets could be sold for and are considered to be Level 3 measurements.
In addition, the changes in Venezuelan exchange rates resulted in the Company incurring charges in the amount of $3.0 million during the year ended December 31, 2016 related to prepaid and other assets in Venezuela that can no longer be utilized.
Intercompany Payable
During the year ended December 31, 2016, the Company wrote-off a $52.0 million intercompany payable from its Venezuelan subsidiary to its subsidiaries in Mexico and the U.S. The decision was based on a reduced level of local currency which has resulted in the Venezuelan subsidiary no longer having sufficient cash to satisfy this payable, the continued inability to access the currency exchange and the Company’s view that sales in Venezuela are unlikely to return in the near term to a level that would generate adequate liquidity to satisfy this payable. The write-off of the payable had no impact on the Company’s results of operations on a pre-tax basis as the payable in Venezuela and the receivables in Mexico and the U.S. were held in U.S. dollars. The tax impact of this write-off was calculated based upon the tax rules in each of the impacted jurisdictions and resulted in a gain of $14.7 million recognized within Provision for Income Taxes.
Remaining Exposures
Net sales in the Venezuelan subsidiary were negligible as a percent of total Company net sales for the year ended December 31, 2016. In addition, the Venezuelan subsidiary’s earnings were not a material component of MJN’s consolidated results during the year ended December 31, 2016.
The Venezuelan subsidiary had net monetary assets and net non-monetary assets that were negligible individually and in aggregate to the Company’s total net assets as of December 31, 2016.

Commodity Risk
We purchase certain products in the normal course of business, including dairy, agricultural oils, and packaging materials, the costs of which are affected by global commodity changes. Therefore, we are exposed to price volatility related to market conditions outside of our control.
We employ various purchasing and pricing contract techniques in an effort to reduce volatility. Generally, these techniques include unit pricing that is based on an average of commodity prices over a contractually defined period of time, timing of purchases and setting fixed prices or ranges of prices with suppliers. Our intent is to utilize supplier volatility management tools when available. However, when such tools are unavailable or financially prohibitive through a supplier, we will utilize financial instruments. As of December 31, 2016, the Company had no outstanding commodity contracts.
Interest Rate Risk
We are exposed to changes in interest rates primarily as a result of our borrowing and investing activities used to maintain liquidity and fund business operations. Primary exposures include movements in U.S Treasury rates, LIBOR, and commercial paper rates. The nature and amount of our short-term and long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Our debt obligations totaled approximately $3.0 billion as of December 31, 2016. For information on our debt obligations, see “Item 8. Financial Statements and Supplementary Data—Note 15. Debt.”
During the year ended December 31, 2015, we entered into six interest rate swaps with multiple counterparties. These swaps have an aggregate notional amount of $750.0 million of outstanding principal, and effectively convert all the 2020 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of December 31, 2016 with a fair value of $6.3 million in an unrecognized loss position.
During the year ended December 31, 2014, we entered into eight interest rate swaps with multiple counterparties. These swaps have an aggregate notional amount of $700.0 million of outstanding principal, and effectively convert all the 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of December 31, 2016 with a fair value of $1.1 million in an unrecognized gain position.
For information on interest rate swap activity, see “Item 8. Financial Statements and Supplementary Data—Note 16. Derivatives.”

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mead Johnson Nutrition Company
Glenview, Illinois

We have audited the accompanying consolidated balance sheets of Mead Johnson Nutrition Company and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, equity/(deficit) and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mead Johnson Nutrition Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 27, 2017

CONSOLIDATED FINANCIAL STATEMENTS
OF MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in millions, except per share data)

	Years Ended December 31,
	2016	2015	2014
NET SALES	$3,742.7	$4,071.3	$4,409.3
Cost of Products Sold	1,341.0	1,455.3	1,700.6
GROSS PROFIT	2,401.7	2,616.0	2,708.7
Operating Expenses:
Selling, General and Administrative	766.5	890.6	978.9
Advertising and Promotion	627.0	641.8	638.7
Research and Development	97.4	108.4	115.1
Other (Income)/Expenses – net	92.1	39.0	(12.3)
EARNINGS BEFORE INTEREST AND INCOME TAXES	818.7	936.2	988.3

Interest Expense – net	105.4	65.0	60.3
EARNINGS BEFORE INCOME TAXES	713.3	871.2	928.0

Provision for Income Taxes	164.0	215.9	199.2
NET EARNINGS	549.3	655.3	728.8
Less: Net Earnings Attributable to Noncontrolling Interests	4.4	1.8	9.0
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$544.9	$653.5	$719.8
Earnings per Share – Basic
Net Earnings Attributable to Shareholders	$2.93	$3.28	$3.55
Earnings per Share – Diluted
Net Earnings Attributable to Shareholders	$2.92	$3.27	$3.54

Weighted-average Shares - Basic	185.5	199.0	202.1
Weighted-average Shares - Diluted	185.8	199.4	202.7
Dividends Declared per Share	$1.65	$1.65	$1.50

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
NET EARNINGS	$549.3	$655.3	$728.8

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments
Translation Adjustments	(69.6)	(143.4)	(104.8)
Tax Effect on Foreign Currency Translation Adjustments	3.9	1.0	0.8
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	7.7	19.7	(52.9)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	(4.6)	(20.6)	(1.2)
Tax Effect on Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	(1.5)	1.5	20.9
Pension and Other Post-Employment Benefits
Deferred Gains/(Losses) on Pension and Other Post-Employment Benefits	—	(0.2)	—
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	0.1	0.3
OTHER COMPREHENSIVE LOSS	(64.1)	(141.9)	(136.9)

COMPREHENSIVE INCOME	485.2	513.4	591.9

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	3.9	9.4	1.8

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$481.3	$504.0	$590.1

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,795.4	$1,701.4
Receivables—net of allowances of $4.4 and $5.4, respectively	369.0	342.5
Inventories	473.5	484.9
Income Taxes Receivable	8.3	13.2
Prepaid Expenses and Other Assets	60.4	60.4
Total Current Assets	2,706.6	2,602.4
Property, Plant and Equipment – net	948.6	964.0
Goodwill	108.9	126.0
Other Intangible Assets – net	46.0	54.9
Deferred Income Taxes – net of valuation allowance	143.1	118.5
Other Assets	134.5	132.3
TOTAL	$4,087.7	$3,998.1
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-Term Borrowings	$3.9	$3.0
Accounts Payable	515.8	481.5
Dividends Payable	76.0	77.8
Accrued Expenses	194.7	213.0
Accrued Rebates and Returns	417.4	376.8
Deferred Income	12.4	35.5
Income Taxes Payable	24.0	65.7
Total Current Liabilities	1,244.2	1,253.3
Long-Term Debt	2,976.2	2,981.0
Deferred Income Taxes	6.2	8.7
Pension and Other Post-employment Liabilities	104.2	132.4
Other Liabilities	229.0	215.2
Total Liabilities	4,559.8	4,590.6
COMMITMENTS AND CONTINGENCIES

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 188.3 and 191.4 issued, respectively	1.9	1.9
Additional Paid-in/(Distributed) Capital	(514.0)	(564.2)
Retained Earnings	773.4	640.4
Treasury Stock – at cost	(362.6)	(362.6)
Accumulated Other Comprehensive Loss	(411.4)	(347.8)
Total Shareholders’ Equity/(Deficit)	(512.7)	(632.3)
Noncontrolling Interests	40.6	39.8
Total Equity/(Deficit)	(472.1)	(592.5)
TOTAL	$4,087.7	$3,998.1

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST
(Dollars in millions)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity/ (Deficit)	Redeemable Non- controlling Interest
Balance as of January 1, 2014	$2.1	$(721.5)	$1,432.3	$(351.9)	$(69.2)	$8.7	$300.5	$49.7
Stock-based Compensation Awards (includes excess tax benefits of $9.0)	—	76.3	—	(7.9)	—	—	68.4	—
Repurchase of Common Stock	—	—	—	(52.9)	—	—	(52.9)	—
Retirement of Treasury Stock	—	—	(50.1)	50.1	—	—	—	—
Distributions to Noncontrolling Interests	—	—	—	—	—	(7.7)	(7.7)	—
Cash Dividends Declared ($1.50 per share)	—	—	(304.0)	—	—	—	(304.0)	—
Net Earnings	—	—	719.8	—	—	8.5	728.3	0.5
Redeemable Noncontrolling Interest Accretion	—	—	(23.0)	—	—	—	(23.0)	23.0
Other Comprehensive Income (Loss)	—	—	—	—	(129.7)	—	(129.7)	(7.2)
Other	—	3.9	—	—	—	—	3.9	—
Balance as of December 31, 2014	$2.1	$(641.3)	$1,775.0	$(362.6)	$(198.9)	$9.5	$583.8	$66.0
Stock-based Compensation Awards (includes excess tax benefits of $5.5)	—	51.6	(11.4)	—	—	—	40.2	—
Repurchase of Common Stock	—	—	—	(437.0)	—	—	(437.0)	—
Retirement of Repurchased Shares	(0.2)	—	(1,436.8)	437.0	—	—	(1,000.0)	—
Distributions to Noncontrolling Interests	—	—	—	—	—	(7.1)	(7.1)	(0.8)
Cash Dividends Declared ($1.65 per share)	—	—	(327.1)	—	—	—	(327.1)	—
Net Earnings	—	—	653.5	—	—	1.3	654.8	0.5
Redeemable Noncontrolling Interest Accretion	—	—	(12.8)	—	—	—	(12.8)	12.8
Other Comprehensive Income (Loss)	—	—	—	—	(138.1)	(2.5)	(140.6)	(1.3)
Acquisition of Redeemable Noncontrolling Interest	—	25.5	—	—	(10.8)	38.6	53.3	$(77.2)
Balance as of December 31, 2015	$1.9	$(564.2)	$640.4	$(362.6)	$(347.8)	$39.8	$(592.5)	$—
Stock-based Compensation Awards (includes excess tax benefits of $0.1)	—	50.2	(4.4)	—	—	—	45.8	—
Repurchase and Retirement of Common Stock	—	—	(100.4)	—	—	—	(100.4)	—
Distributions to Noncontrolling Interests	—	—	—	—	—	(3.1)	(3.1)	—
Cash Dividends Declared ($1.65 per share)	—	—	(307.1)	—	—	—	(307.1)	—
Net Earnings	—	—	544.9	—	—	4.4	549.3	—
Other Comprehensive Income (Loss)	—	—	—	—	(63.6)	(0.5)	(64.1)	—
Balance as of December 31, 2016	$1.9	$(514.0)	$773.4	$(362.6)	$(411.4)	$40.6	$(472.1)	$—
The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$549.3	$655.3	$728.8
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	99.6	99.1	91.6
Stock-Based Compensation Expense	34.6	26.4	30.4
Deferred Income Taxes	(53.3)	43.3	(15.0)
Exchange Loss from Devaluation	31.7	2.3	6.1
Mark-to-market on Trading Security	—	(5.6)	—
Pension and Other Post-employment Benefits Expense	(7.4)	12.8	59.1
Impairment of Long-Lived Assets	45.9	—	—
Other	(3.6)	(1.4)	(3.4)
Change in Assets and Liabilities:
Receivables	(42.0)	10.4	(36.5)
Inventories	(8.9)	25.8	(47.0)
Accounts Payable	52.5	3.7	2.8
Accrued Expenses, Rebates and Returns	47.0	73.8	12.9
Income Taxes Payable	(40.7)	15.3	5.3
Other Assets and Liabilities	6.2	38.8	8.5
Payments for Settlement of Interest Rate Forward Swaps	—	—	(45.0)
Pension and Other Post-employment Benefits Contributions	(19.3)	(90.1)	(5.2)
Net Cash Provided by Operating Activities	691.6	909.9	793.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(149.0)	(173.7)	(186.6)
Proceeds from Sale of Property, Plant and Equipment	0.3	0.5	0.2
Proceeds from/(Investment in) Other Companies	—	—	4.0
Net Cash Used in Investing Activities	(148.7)	(173.2)	(182.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	1.6	1,003.0	3.2
Repayments of Short-term Borrowings	(0.3)	(1,002.9)	(0.6)
Proceeds from Issuance of Long-term Notes, net of original issue discounts and expenses paid	(0.1)	1,487.7	492.0
Repayments of Notes Payable	—	—	(500.0)
Proceeds from Long-term Revolver Borrowings	—	446.0	—
Repayment of Long-term Revolver Borrowings	—	(446.0)	—
Payments of Dividends	(308.8)	(326.0)	(296.6)
Stock-based Compensation related Proceeds and Excess Tax Benefits	15.9	25.4	46.2
Stock-based Compensation Tax Withholdings	(4.4)	(11.4)	(7.9)
Payments for Repurchase of Common Stock	(100.4)	(1,437.0)	(54.1)
Purchase of Noncontrolling Interest Redeemable Shares	—	(24.2)	—
Purchase of Trading Securities	—	(16.2)	—
Sale of Trading Securities	—	21.7	—
Distributions to Noncontrolling Interests	(3.1)	(6.9)	(7.7)
Net Cash Used in Financing Activities	(399.6)	(286.8)	(325.5)
Effects of Changes in Exchange Rates on Cash and Cash Equivalents	(49.3)	(46.2)	(38.6)
NET INCREASE IN CASH AND CASH EQUIVALENTS	94.0	403.7	246.9
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,701.4	1,297.7	1,050.8
End of Period	$1,795.4	$1,701.4	$1,297.7

The accompanying notes are an integral part of these financial statements.

MEAD JOHNSON NUTRITION COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2016 AND 2015 AND FOR THE YEARS ENDED
DECEMBER 31, 2016, 2015 AND 2014

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

2. ACCOUNTING POLICIES
Basis of Presentation—The financial statements present the results of operations, financial position and cash flows of the Company and its majority-owned and controlled subsidiaries. Inter-company balances and transactions have been eliminated. The Company prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements consider subsequent events through the date of filing with the Securities and Exchange Commission.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Significant estimates include sales rebates and return accruals, impairment testing of goodwill and indefinite-lived intangible assets, impairment of long-lived assets, deferred tax assets and liabilities and income tax expense, as well as the accounting for stock-based compensation and retirement and post-employment benefits, including the actuarial assumptions. Actual results may or may not differ from estimated results.
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
Revenue Recognition—MJN recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is not recognized until title and risks of loss have transferred to the customer. The shipping terms for the majority of revenue arrangements are FOB destination. Provisions are estimated at the time of revenue recognition for returns and Women, Infants and Children (“WIC”) rebates based on historical experience, updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue. The Company offers sales incentives to customers and consumers through various programs consisting primarily of sales discounts, trade promotional support and consumer coupons. Provisions are estimated for these sales incentives at the later of the date at which the Company has sold the product or the date at which the program is offered, based on historical experience, updated for changes in facts and circumstances, as appropriate. Such provisions are recorded as a reduction of revenue. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.
WIC rebate accruals were $212.5 million and $205.1 million at December 31, 2016 and 2015, respectively, and are included in accrued rebates and returns on the Company’s balance sheet. The Company participates on a competitive bidding basis in nutrition programs sponsored by states, tribal governments, the Commonwealth of Puerto Rico, and U.S. territories for WIC. Under these programs, the Company reimburses these entities for the difference between the list price and the contract price on eligible products. The Company accounts for WIC rebates by establishing an accrual in an amount equal to the Company’s estimate of WIC rebate claims attributable to a sale. The Company determines its estimate of the WIC rebate accrual primarily based on historical experience regarding WIC rebates and current contract prices under the WIC programs. The Company considers levels of inventory in the distribution channel, new WIC contracts, terminated WIC contracts, changes in existing WIC contracts and WIC participation, and adjusts the accrual periodically throughout the year to reflect actual expense. Rebates under the WIC program reduced revenues by $751.5 million, $763.0 million, and $790.0 million in the years ended December 31, 2016, 2015, and 2014, respectively.
Sales return accruals were $57.1 million and $52.6 million at December 31, 2016 and 2015, respectively, and are included in accrued rebates and returns on the Company’s balance sheet. The Company accounts for sales returns by establishing an accrual in an amount equal to its estimate of sales recorded for which the related products are expected to be returned. The Company determines its estimate of the sales return accrual primarily based on historical experience regarding sales returns, but also considers other factors that could impact sales returns such as discontinuations and new product introductions. Returns reduced sales by $94.2 million, $89.8 million, and $86.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Cash and Cash Equivalents—Cash and cash equivalents consist of bank deposits, time deposits and money market funds. The Company maintains cash and cash equivalent balances in U.S. dollars and foreign currencies, which are subject to currency rate risk. Cash equivalents are primarily highly liquid investments with original maturities of 3 months or less at the time of purchase and are recorded at cost, which approximates fair value. Money market funds, which are all incorporated or domiciled outside the U.S., are not subject to the enactment of daily floating net asset value calculation, liquidity fees or redemption gates and continue to meet the classification of cash and cash equivalents. Money market funds totaled $1,022.0 million and $510.1 million at December 31, 2016 and 2015, respectively, are classified as Level 2 in the fair value hierarchy.
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
Goodwill and Other Intangible Assets—The Company’s policy is to test goodwill for impairment on an annual basis or when current facts or circumstances indicate that a potential impairment may exist. Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform a two-step quantitative impairment test. The Company compares the carrying value of a reporting unit, including goodwill, to the fair value of the unit. If the carrying amount of a reporting unit exceeds its fair value, the Company revalues all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the carrying amount of net assets including goodwill, impairment has occurred. The Company’s estimates of fair value are primarily determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from the Company’s annual long-range planning process. The Company also makes estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. The Company completed its most recent annual goodwill impairment assessment during the third quarter of 2016. No impairment of goodwill was required in 2016, 2015 or 2014.
The Company evaluates the useful lives of its other intangible assets to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures and the expected lives of other related groups of assets. Intangible assets that are deemed to have definite lives are amortized on a straight-line basis over their useful lives. Indefinite-lived intangible assets are tested for impairment at the reporting unit level. No impairment of indefinite-lived intangible assets was required in 2016, 2015 or 2014.
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

During 2015, the Company changed the method used to estimate the interest cost components of net periodic benefit cost for defined benefit pension and other post-retirement benefit plans. Historically, the interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company elected to use a full yield curve approach in the estimation of these components of benefit cost by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs. This change does not affect the measurement of total benefit obligations as the change in interest cost is completely offset in the actuarial loss reported in the period. The Company accounted for this change as a change in estimate and, accordingly, accounted for it prospectively starting in the third quarter of 2015. The reduction in interest cost for the year ended December 31, 2015 associated with this change in estimate was approximately $2.0 million.
Shipping and Handling Costs—The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs, including warehousing expenses, were $99.6 million, $114.1 million, and $118.2 million in the years ended December 31, 2016, 2015, and 2014, respectively, and are included in selling, general and administrative expenses.
Advertising Costs—Advertising costs are expensed as incurred and were $223.8 million, $218.7 million, and $206.2 million in the years ended December 31, 2016, 2015, and 2014, respectively.
Research and Development—Research and development costs are expensed as incurred.
Stock-Based Compensation—Stock-based compensation expense for stock options is measured based on the estimated grant date fair value and recognized over the vesting period for options that are expected to vest. The Company estimates forfeitures at the time of grant based on historical experience, updated for changes in facts and circumstances, as appropriate, and in subsequent periods if actual forfeitures differ from those estimates. The Company uses the Black-Scholes option-pricing model to value stock options granted. The expected volatility assumption is calculated based principally on the Company’s historical volatility, and to a lesser extent, on implied volatility from publicly-traded options on the Company’s stock. The historical volatility is calculated over a period of time commensurate with the expected term of the options being valued. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the Company’s expectation of dividend payouts. The Company has determined that it has enough historical option exercise information to be able to accurately compute an expected term for use as an assumption in the Black-Scholes option pricing model. As such, its computation of expected term was calculated using the Company’s historical data.

The Company also grants shares of restricted stock units and performance awards. Restricted stock units generally vest on the third or fourth anniversary of the grant date, and are entitled to dividend equivalent payments during the vesting period. Performance share awards vest based on varying performance, market and service conditions.
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
Recently Adopted Accounting Standards—In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statement-Going Concern (Subtopic 205-40). This update requires management to assess the Company’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The updated standard was effective for the Company in the annual period ending December 31, 2016. The adoption of this updated standard did not have an impact on the consolidated financial statements.

Recently Issued Accounting Standards—In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). This update simplifies goodwill impairment testing by eliminating step two from the goodwill impairment test. Under the updated standard, the Company still has the option to perform its annual, or interim, goodwill impairment test using the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The quantitative impairment test is to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update is intended to reduce diversity in practice in the classification of certain cash receipts and payments in the statement of cash flows. The updated standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based compensation arrangements, including accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification of related amounts on the statement of cash flows. The Company has evaluated the effect that the updated standard will have on its consolidated financial statements and related disclosures. The Company will recognize excess tax benefits within the consolidated statements of earnings. As this amount is currently recorded as a reduction to additional paid-in capital, this could potentially cause volatility in the Company’s earnings and calculation of effective tax rate going forward when employees exercise options and when stock units become vested. The Company will record the excess tax benefit within the operating activities in the statement of cash flows. These amendments will be adopted prospectively with no adjustment to prior periods required. Additionally, the Company will continue to present cash paid for tax withholdings under financing activities within the statements of cash flows and the Company has elected to continue to estimate for forfeitures and to not withhold more than the minimum statutory tax rate. The updated standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The updated standard requires most leases to be reflected on the balance sheet. It also aligns many of the underlying principles of the new lessor model with those of ASC No. 606, Revenue from Contracts with Customers. The updated standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update simplifies the guidance on the subsequent measurement of inventory. GAAP currently requires an entity to measure inventory at the lower of cost or market. Previously, market could be replacement cost, net realizable value or net realizable value less an approximate normal profit margin. Under the new standard, inventory should be valued at the lower of cost or net realizable value. The updated standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has evaluated the effect that the updated standard will have on its consolidated financial statements and related disclosures. The updated standard will be adopted prospectively. Given the Company has not experienced markdowns of inventory due to lower of cost or market considerations, the impact of implementing the updated standard is not expected to be material.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). In 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. The updated standard and related clarifications will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures. From the results of the preliminary review, the Company believes the impact of adopting the updated standard primarily relates to the timing of the recognition of variable consideration. Under current guidance, the Company accounts for sales incentives offered to its customers at the later of the date at which the Company has sold the product or the date at which the program is offered. The new guidance requires earlier recognition if the sales incentive is implied by the Company’s customary business practice, even if the Company has not yet explicitly communicated its intent to make the payment to the customer. Analysis of the Company’s historical and future trends and use of judgment are required. The Company is in the process of quantifying such impact. The Company anticipates using the modified retrospective adoption method.

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

The following table presents the calculation of basic and diluted earnings per share:

	Years Ended December 31,
(In millions, except per share data)	2016	2015	2014
Basic earnings per share:
Weighted-average shares outstanding	185.5	199.0	202.1
Net earnings attributable to shareholders	$544.9	$653.5	$719.8
Dividends and undistributed earnings attributable to unvested shares	(2.2)	(1.7)	(1.3)
Net earnings attributable to shareholders used for basic earnings per share calculation	$542.7	$651.8	$718.5
Net earnings attributable to shareholders per share	$2.93	$3.28	$3.55
Diluted earnings per share:
Weighted-average shares outstanding	185.5	199.0	202.1
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.3	0.4	0.6
Weighted-average shares—diluted	185.8	199.4	202.7
Net earnings attributable to shareholders	$544.9	$653.5	$719.8
Dividends and undistributed earnings attributable to unvested shares	(2.2)	(1.7)	(1.3)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$542.7	$651.8	$718.5
Net earnings attributable to shareholders per share	$2.92	$3.27	$3.54

Potential shares outstanding from all stock-based awards were 3.4 million, 2.5 million and 2.5 million as of December 31, 2016, 2015 and 2014, respectively, of which 3.1 million, 2.1 million and 1.9 million were not included in the diluted earnings per share calculation for the years ended December 31, 2016, 2015 and 2014, respectively.

4. INCOME TAXES
The components of earnings before income taxes were:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
U.S.	$204.4	$183.6	$92.6
Non-U.S.	508.9	687.6	835.4
Total	$713.3	$871.2	$928.0
The above amounts are categorized based on the applicable taxing authorities.
The provision/(benefit) for income taxes consisted of:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Current:
U.S. federal	$77.4	$39.8	$53.7
U.S. states	7.7	2.7	4.2
Non-U.S.	132.2	130.1	156.3
Total current income tax expense	217.3	172.6	214.2

Deferred:
U.S. federal	(34.2)	44.2	(6.9)
U.S. states	(1.6)	3.3	(1.3)
Non-U.S.	(17.5)	(4.2)	(6.8)
Total deferred income tax expense/(benefit)	(53.3)	43.3	(15.0)

Total	$164.0	$215.9	$199.2

Effective Tax Rate—MJN’s provision for income taxes in the years ended December 31, 2016, 2015 and 2014 was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes as a result of the following:

(Dollars in millions)	2016		2015		2014
U.S. statutory rate	$249.7	35.0%	$304.9	35.0%	$324.8	35.0%
U.S. state and local taxes (net of federal benefit)	2.9	0.4	4.5	0.5	0.6	0.1
Foreign income taxed at different rates	(22.3)	(3.1)	(36.6)	(4.2)	(32.0)	(3.4)
Repatriation of foreign income	(34.6)	(4.9)	2.2	0.3	—	—
Tax rulings and agreements	(93.7)	(13.1)	(92.8)	(10.6)	(133.7)	(14.4)
Changes in valuation allowances	31.1	4.4	2.2	0.3	0.4	—
Unrecognized tax benefits and related interest/penalties	35.0	4.9	21.7	2.5	22.9	2.5
Other	(4.1)	(0.6)	9.8	1.0	16.2	1.7
Total provision/effective tax rate	$164.0	23.0%	$215.9	24.8%	$199.2	21.5%

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

Deferred Taxes and Valuation Allowance—The components of deferred income tax assets/(liabilities) were:

	December 31,
(Dollars in millions)	2016	2015
Deferred tax assets:
Accrued expenses	30.9	25.2
Accrued rebates and returns	45.2	43.2
Pension and other post-employment liabilities	35.0	47.6
Stock-based compensation	22.1	18.2
Obsolescence reserves and other inventory items	20.9	11.6
Net operating loss carryforwards	15.7	16.3
Settlement loss on interest rate forward swaps	15.1	15.6
Statutory loss on investment in subsidiaries	10.5	6.6
State tax credit carryforwards	9.4	8.8
Intercompany payable write-off	12.5	—
Cumulative foreign currency translation adjustments	4.5	—
Other—net	9.7	4.9
Valuation allowance	(37.6)	(14.8)
Total deferred tax assets	193.9	183.2
Deferred tax liabilities:
Depreciation and amortization	(57.0)	(68.0)
Unremitted earnings and cumulative foreign currency translation adjustments	—	(5.4)
Total deferred tax liabilities	(57.0)	(73.4)
Deferred tax assets—net	136.9	109.8
Recognized as:
Net deferred income tax assets—noncurrent	143.1	118.5
Net deferred income tax liabilities—noncurrent	(6.2)	(8.7)
Total	136.9	109.8
During the year ended December 31, 2016 the Company wrote-off a $52.0 million intercompany payable from its Venezuelan subsidiary to its subsidiaries in Mexico and the U.S. (see “—Note 20. Venezuela Currency Matters” for additional information). As a result of this write-off, Mexico and the U.S. realized losses that are either currently tax deductible or tax deductible in the future. A deferred tax asset of $12.5 million has been recorded to reflect the portion of the losses that are deductible in the future.
As of December 31, 2016, the Company had definite-lived and indefinite-lived gross foreign net operating loss (“NOL”) carryforwards of $50.8 million. Indefinite-lived NOL carryforwards totaled $44.2 million with the remainder being definite-lived. An immaterial amount of these definite-lived NOL carryforwards will begin to expire in 2017, with the remainder of the definite-lived NOL carryforwards to expire no later than 2020. The valuation allowance recorded for NOL carryforwards is $14.8 million as of December 31, 2016.

As of December 31, 2016, the Company had various definite-lived U.S. state tax credit carryforwards of $9.4 million, net of the federal tax benefit. An immaterial amount of these state tax credit carryforwards will begin to expire in 2017, with the remainder of the state tax credit carryforwards to expire no later than 2026. The valuation allowance recorded for state tax credit carryforwards is $6.0 million, net of the federal tax benefit, as of December 31, 2016.
As of December 31, 2016, the Company incurred a statutory loss on the investment in its Russian business of $42.1 million. This loss will be tax deductible in the Netherlands when the Russian entity is fully liquidated on a tax basis, and a deferred tax asset of $10.5 million has been recorded as of December 31, 2016. The Company expects to utilize $1.6 million of this deferred tax asset, and a valuation allowance of $8.9 million has been recorded for the remainder.
As of December 31, 2016, the Company incurred charges in the amount of $48.9 million related to long-lived asset impairments and other asset write-offs in its Venezuelan business (see “—Note 20. Venezuela Currency Matters” for additional information) for which the Company held a deferred tax asset of $7.9 million. The Company does not expect to utilize any amount of this deferred tax asset, and a full valuation allowance has been recorded.
Income taxes paid net of refunds were $219.3 million, $134.2 million, and $183.7 million in the years ended December 31, 2016, 2015 and 2014, respectively. The income taxes were paid to or received from federal, state and foreign taxing authorities and Bristol-Myers Squibb Company (“BMS”) pursuant to the terms of the Amended and Restated Tax Matters Agreement, described below.
As of December 31, 2016, U.S. taxes have not been provided on approximately $2,500 million of foreign earnings as these undistributed earnings have been indefinitely invested offshore. If, in the future, these earnings were to be repatriated to the U.S. additional tax provisions would be required. It is impracticable to determine a precise estimate of the additional provision required. However, the maximum potential estimated U.S. tax liability would be $868.0 million if these earnings were to be repatriated to the United States in such a manner that the entire amount of foreign earnings would be subject to the U.S. statutory tax rate with no U.S. tax relief for foreign taxes already paid. However, the Company has no plans to repatriate these foreign earnings.
The Company’s tax returns are routinely audited by federal, state and foreign tax authorities and these tax audits are at various stages of completion at any given time. The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax filings through December 31, 2007. At December 31, 2016, the Company’s 2011 and 2012 U.S. income tax returns were under IRS examination, and the 2009 through 2014 period is under income tax audit in Hong Kong.  The Company was notified in early 2016 that the China tax authorities will commence an audit of tax years 2008 through 2014; however, that audit is now expected to commence in early 2017.  The Company was also recently notified that the IRS will commence an audit of the 2013 and 2014 U.S. income tax returns in early 2017. At December 31, 2016, tax years remaining open to examination outside the U.S. include 2006 and forward.
A reconciliation of the Company’s changes in gross uncertain tax positions is as follows:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Balance at January 1:	$141.2	$127.3	$102.6
Increases based on current year tax positions	27.6	19.9	26.6
Decreases based on current year tax positions	—	—	—
Increases based on prior year tax positions	5.9	6.5	10.4
Decreases based on prior year tax positions	(3.2)	(5.2)	(1.6)
Settlements	—	(2.0)	—
Lapse of statute of limitations	(7.0)	(3.7)	(9.9)
Cumulative translation adjustment	(0.3)	(1.6)	(0.8)
Balance at December 31:	$164.2	$141.2	$127.3
Uncertain tax positions have been recorded as part of other liabilities with a reversal of up to approximately $53 million reasonably possible in the next 12 months due to the running of statutes of limitations and settlements with various taxing authorities, of which up to approximately $28 million would impact the effective tax rate. The amounts of recorded uncertain tax positions that impacted the effective tax rate were $117.1 million, $88.3 million and $69.8 million as of December 31, 2016, 2015 and 2014, respectively. The Company believes that it has provided adequately for all uncertain tax positions. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of uncertain tax positions.
Interest and penalties related to uncertain tax positions were $35.1 million and $25.8 million, as of December 31, 2016, and 2015, respectively, and are included as a component of other liabilities. The Company classifies interest and penalties related to uncertain tax positions as a component of provision for income taxes. The amount of interest and penalties included as a component of provision for income taxes was $9.5 million, $7.0 million and $4.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Company’s products are sold principally to distributors and retailers. Wal-Mart Stores, Inc. (including Sam’s Club) accounted for 12%, 12% and 11% of the Company’s consolidated gross sales for the years ended December 31, 2016, 2015, and 2014, respectively, primarily in the North America / Europe segment. DKSH International Ltd., a distributor serving primarily Asia, accounted for 14%, 14%, and 16% of the Company’s consolidated gross sales for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company's segment, product and geographic results consisted of:

(Dollars in millions)	Net Sales	Earnings Before Interest and Income Taxes	Year-End Assets	Payments for Capital Expenditures	Depreciation and Amortization
Year ended December 31, 2016
Asia	$1,856.9	$559.3	$1,533.3	$50.6	$38.5
Latin America	643.7	156.7	449.3	27.1	8.9
North America/Europe	1,242.1	380.3	1,687.5	59.0	32.1
Total reportable segments	3,742.7	1,096.3	3,670.1	136.7	79.5
Corporate and Other	—	(277.6)	417.6	12.3	20.1
Total	$3,742.7	$818.7	$4,087.7	$149.0	$99.6

Year ended December 31, 2015
Asia	$2,039.0	$682.0	$1,540.2	$81.5	$35.7
Latin America	757.1	175.2	573.5	18.9	10.0
North America/Europe	1,275.2	361.8	1,495.5	63.0	30.2
Total reportable segments	4,071.3	1,219.0	3,609.2	163.4	75.9
Corporate and Other	—	(282.8)	388.9	10.3	23.2
Total	$4,071.3	$936.2	$3,998.1	$173.7	$99.1

Year ended December 31, 2014
Asia	$2,278.4	$818.7	$1,557.9	$119.7	$31.0
Latin America	867.5	199.0	678.6	26.9	10.7
North America/Europe	1,263.4	291.0	1,081.2	33.6	29.5
Total reportable segments	4,409.3	1,308.7	3,317.7	180.2	71.2
Corporate and Other	—	(320.4)	446.1	6.4	20.4
Total	$4,409.3	$988.3	$3,763.8	$186.6	$91.6

Net Sales (Dollars in millions)	Infant Formula	Children’s Nutrition	Other	Total
Year ended December 31, 2016	$2,203.9	$1,487.2	$51.6	$3,742.7
Year ended December 31, 2015	$2,407.1	$1,593.1	$71.1	$4,071.3
Year ended December 31, 2014	$2,537.0	$1,788.4	$83.9	$4,409.3

Geographic (Dollars in millions)	United States	China (1)	Mexico	Singapore	Other	Total
Year ended December 31, 2016
Net Sales to External Customers (2)	$1,034.0	$1,138.1	$258.0	$24.1	$1,288.5	$3,742.7
Long-Lived Assets	488.8	56.8	$105.3	$247.7	339.4	1,238.0
Year ended December 31, 2015
Net Sales to External Customers (2)	$1,082.5	$1,238.9	$281.2	$22.9	$1,445.8	$4,071.3
Long-Lived Assets	467.4	58.3	105.5	260.4	385.6	1,277.2
Year ended December 31, 2014
Net Sales to External Customers (2)	$1,043.3	$1,379.7	$345.5	$30.5	$1,610.3	$4,409.3
Long-Lived Assets	429.9	62.2	120.2	271.5	398.3	1,282.1
(1) For purposes of this disclosure, the term China refers to the Company’s businesses in mainland China and Hong Kong.
(2) Sales by country are based on the country that sold the product.

6. RESTRUCTURING
During the third quarter of 2015, the Company approved a plan to implement a business productivity program referred to as “Fuel for Growth,” which is expected to be implemented over a three-year period. Fuel for Growth is designed to improve operating efficiencies and reduce costs. Fuel for Growth is expected to improve profitability and create additional investments behind brand building and growth initiatives. Fuel for Growth focuses on the optimization of resources within various operating functions and certain third-party costs across the business.
A summary of restructuring charges and related reserves associated with Fuel for Growth is as follows:

Restructuring Charges	Year ended December 31,
(Dollars in millions)	2016	2015
Cost of Sales
Contract Termination	$—	$10.3
Selling, General and Administrative
Other Costs	—	0.4
Other (Income)/Expenses
Severance and Employee Benefits	21.9	13.7
Asset Write-off	2.2	0.7
Other Costs	5.1	—
	$29.2	$25.1

Restructuring Reserves
(Dollars in millions)	Severance and Employee Benefits (1)	Contract Termination (2)	Other Costs (3)
Balance as of January 1, 2015	$—	$—	$—
Charges	13.7	10.3	0.4
Cash Payments	(4.2)	—	(0.4)
Balance as of December 31, 2015	9.5	10.3	—
Charges	21.9	—	5.1
Cash Payments	(17.2)	—	(2.1)
Balance as of December 31, 2016	$14.2	$10.3	$3.0
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
MJN may also grant restricted stock units under the LTIP. Restrictions generally expire over a 1- to 4-year period from the date of grant. Stock-based compensation expense is recognized over the restricted period. A restricted stock unit is a right to receive stock at the end of the specified vesting period. A restricted stock unit has non-forfeitable rights to dividend equivalent payments and has no voting rights.
Stock Options—The fair value of stock options granted in 2016, 2015, and 2014 was estimated on the date of grant using the Black-Scholes option pricing model. No stock options with market conditions were granted in 2016, 2015, or 2014. The following assumptions were used in the valuations:

	2016	2015	2014
Expected volatility	26.0%	24.7%	26.3%
Risk-free interest rate	1.2%	1.5%	1.7%
Dividend yield	2.2%	1.6%	1.8%
Expected life	5.0 years	4.9 years	5.5 years

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

Stock option activities were as follows:

	Shares (in thousands)	Weighted Average Exercise Price of Shares	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance—January 1, 2014	1,959	$60.12	7.4	$46.3
Granted	463	82.31
Exercised	(652)	56.79		$23.5
Forfeited or expired	(46)	72.55
Balance—December 31, 2014	1,724	67.01	7.3	$57.8
Granted	431	102.47
Exercised	(272)	59.54		$9.5
Forfeited or expired	(100)	84.74
Balance—December 31, 2015	1,783	75.73	7.0	$16.6
Granted	1,157	73.87
Exercised	(216)	70.31		$2.8
Forfeited or expired	(156)	85.89
Balance—December 31, 2016	2,568	74.73	7.3	$10.1
Vested—December 31, 2016	1,137	69.34	5.4	$10.1
Vested and expected to vest—December 31, 2016	2,530	$74.69	7.3	$10.1
The weighted-average grant date fair value of stock options granted is $13.88, $20.21 and $17.71 for 2016, 2015 and 2014 respectively.
Cash proceeds received from options exercised during the years ended December 31, 2016, 2015 and 2014 were $15.0 million, $16.2 million and $37.0 million, respectively. The tax benefit realized from stock options exercised was $0.8 million in 2016, $3.4 million in 2015 and $8.3 million in 2014.
At December 31, 2016, total unrecognized compensation cost related to stock options of $9.9 million is expected to be recognized over a weighted average period of 1.9 years.
Performance Share Awards—The fair value of performance share awards is based on the closing market price of MJN’s stock on the date of the grant, discounted using the risk-free interest rate as the awards do not participate in dividends. Information related to performance share awards activity is summarized as follows:

Grant Year	Performance Cycle Measurement Date	Shares Granted and Earned (in thousands)	Weighted- Average Grant- Date Fair Value	Performance Shares Outstanding at December 31, 2016 (in thousands)
2016	Annually on 12/31	151	$70.34	109
2015	Annually on 12/31	144	$101.03	0
2014	Annually on 12/31	156	$78.64	60

Shares granted and earned in the table above assumes 100% plan performance adjusted for forfeitures. Performance shares outstanding at December 31, 2016 is adjusted for actual plan achievement level for each completed performance period. Company performance in 2015 was below the minimum threshhold for shares to be earned. At December 31, 2016, total unrecognized compensation cost related to the performance share awards outstanding of $2.3 million is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Units—The fair value of restricted stock units is determined based on the closing market price of MJN’s common stock on the grant date. A summary of restricted stock unit activity is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock units—January 1, 2014	423	$61.59
Granted	235	83.91
Vested (includes cash settled)	(153)	44.36
Forfeited	(17)	76.11
Nonvested restricted stock units—December 31, 2014	488	77.21
Granted	205	101.11
Vested (includes cash settled)	(149)	69.55
Forfeited	(47)	83.97
Nonvested restricted stock units—December 31, 2015	497	88.81
Granted	384	74.51
Vested (includes cash settled)	(102)	85.49
Forfeited	(80)	83.63
Nonvested restricted stock units—December 31, 2016	699	81.93

At December 31, 2016, total unrecognized compensation cost related to nonvested restricted stock units was $31.3 million and is expected to be recognized over a weighted average period of 2.4 years.
Stock-Based Compensation Expense—The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Stock options	$11.7	$7.6	$7.0
Performance share awards	6.8	5.8	12.7
Restricted stock units	16.1	13.0	10.7
Total pre-tax stock-based compensation expense	$34.6	$26.4	$30.4
Net tax benefit related to stock-based compensation expense	$(11.6)	$(8.8)	$(10.5)

Stock-based compensation expense was recognized in the consolidated statements of earnings as follows:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Cost of products sold	$4.3	$2.7	$3.0
Selling, general and administrative	27.2	21.3	24.4
Research and development	3.1	2.4	3.0
Total stock-based compensation expense	$34.6	$26.4	$30.4

There were no costs related to stock-based compensation that were capitalized.

8. PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS
The principal pension plan is the Mead Johnson & Company Retirement Plan in the United States (“U.S. Pension Plan”) which represents approximately 87% and 71% of the Company’s total pension and other post-employment assets and obligations, respectively. The benefits of this plan are frozen as of February 9, 2014. The Company also provides comprehensive medical and group life benefits for substantially all U.S. and Canadian retirees who elect to participate. The retiree medical plan is contributory and participation is limited to those employees who participate in their respective country’s pension plan. Contributions are adjusted periodically and vary by date of retirement. The retiree life insurance plan is non-contributory.
Changes in benefit obligations, plan assets, funded status and amounts recognized in the balance sheet were as follows:

	Pension Benefits		Other Benefits
(Dollars in millions)	2016	2015	2016	2015
Beginning benefit obligations	$366.6	$388.9	$48.6	$51.6
Service cost—benefits earned during the year	2.8	2.9	1.1	1.3
Interest cost on projected benefit obligations	11.2	13.0	1.8	2.0
Actuarial assumptions (gains)/losses	(1.8)	(3.0)	(0.2)	(5.5)
Settlements and curtailments	(42.5)	(25.9)	—	—
Benefits paid	(3.9)	(4.7)	(0.1)	(0.5)
Exchange rate changes	(2.2)	(4.6)	0.1	(0.3)
Benefit obligations at end of year	$330.2	$366.6	$51.3	$48.6

Beginning fair value of plan assets	$284.5	$231.1	$—	$—
Actual return on plan assets	22.5	(2.1)	—	—
Employer contributions	19.2	89.6	0.1	0.5
Settlements	(42.5)	(25.9)	—	—
Benefits paid	(3.9)	(4.7)	(0.1)	(0.5)
Exchange rate changes	(0.8)	(3.5)	—	—
Fair value of plan assets at end of year	$279.0	$284.5	$—	$—
Underfunded status at end of year	$(51.2)	$(82.1)	$(51.3)	$(48.6)

Amounts in the consolidated balance sheets include:
Other assets	$3.4	$3.3	$—	$—
Current liabilities	(1.7)	(1.6)	—	—
Pension and other post-employment liabilities	(52.9)	(83.8)	(51.3)	(48.6)
Balance in the consolidated balance sheet at end of year	$(51.2)	$(82.1)	$(51.3)	$(48.6)

Amounts in accumulated other comprehensive loss include:
Prior service/(benefit) and Transition Obligation	0.9	0.9	(0.1)	(0.1)
Balance in accumulated other comprehensive loss at end of year	$0.9	$0.9	$(0.1)	$(0.1)

Accumulated benefit obligation	$320.2	$354.9	$51.3	$48.6

The Company’s defined benefit pension and other post-employment benefit plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Years Ended December 31,
(Dollars in millions)	2016	2015
Projected benefit obligation	$352.3	$386.8
Accumulated benefit obligation	349.3	383.2
Fair value of plan assets	246.5	253.1

The net periodic benefit cost of the Company’s defined benefit pension and other post-employment benefit plans includes:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2016	2015	2014	2016	2015	2014
Service cost — benefits earned during the period	$2.8	$2.9	$4.8	$1.1	$1.3	$0.9
Interest cost on projected benefit obligations	11.2	13.0	15.8	1.8	2.0	1.5
Expected return on pension plan assets	(16.9)	(14.7)	(15.7)	—	—	—
Amortization of prior service/(benefit)	0.1	—	—	(0.1)	—	0.2
Amortization of transition cost	—	0.1	0.1	—	—	—
Net periodic benefit cost	$(2.8)	$1.3	$5.0	$2.8	$3.3	$2.6
Curtailments	—	—	(5.4)	—	—	—
Net actuarial (gains)/losses	(7.2)	13.7	39.7	(0.2)	(5.5)	17.2
Total net periodic expense/(benefit)	$(10.0)	$15.0	$39.3	$2.6	$(2.2)	$19.8
Actuarial Assumptions
Weighted-average assumptions used to determine benefit obligations are established as of the balance sheet date and were as follows:

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2016	2015	2016	2015
Discount rate	4.11%	4.32%	4.19%	4.47%
Rate of compensation increase	5.70%	6.09%	4.00%	4.00%

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
Weighted-average assumptions used to determine net periodic benefit cost are established at the beginning of the plan year and were as follows:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Discount rate	4.32%	3.98%	4.08%	4.44%	4.08%	4.98%
Expected long-term return on plan assets	5.99%	6.25%	6.16%	—%	—%	—%
Rate of compensation increase	5.90%	3.24%	3.22%	4.00%	2.83%	3.08%

The discount rate used to determine periodic service cost and interest costs of the overall benefit costs for the year ending December 31, 2017 will be based on spot rates derived from the same high-quality corporate bond yield curve used to determine the December 31, 2016 benefit obligation matched with separate cash flows for each future year.

The expected long-term return on plan assets was determined based on the target asset allocation, expected rate of return by each asset class and estimated future inflation. For the U.S. Pension Plan, the expected long-term return on plan assets assumption to be used to determine net periodic benefit costs for the year ending December 31, 2017 is 6.20%.

Assumed health care cost trend rates were as follows:

	December 31,
	2016	2015	2014
Health care cost trend rate assumed for next year	7.5%	7.6%	6.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2025	2024	2024

Assumed health care cost trend rates affect the amounts reported for the retiree medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in millions)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$—	$—
Increase/(decrease) in post-employment benefit obligation	0.6	(0.5)

Plan Assets
The Company’s investment strategy for the U.S. Pension Plan assets consists of a mix of equities and fixed income in order to achieve returns over a market cycle which reduces contribution and expense at an acceptable level of risk. The target asset allocation as of December 31, 2016 was 50% public equity and 50% fixed income. Cash flow (i.e., cash contributions, benefit payments) is used to rebalance back to the targets as necessary. Investments are well diversified within each of the two major asset categories. All of the U.S. equity investments are actively managed. Investment strategies for international pension plans are typically similar, although the asset allocations are usually more conservative.
The fair values of the Company’s pension plan assets by asset category were as follows:

	December 31, 2016		December 31, 2015
(Dollars in millions)	Total	Level 1	Total	Level 1
Cash and cash equivalents	$21.0	$21.0	$11.1	$11.1
Equity securities:
U.S. large-cap	45.6	—	38.1	—
U.S. small-cap growth	4.3	—	5.5	—
Emerging markets	15.8	—	14.3	—
Real estate investment trusts	15.0	—	6.8	—
International large-cap value	31.7	—	48.2	—
Hedge fund	13.4	—	12.7	—
Fixed income securities:
Government bonds	42.3	—	48.1	—
Corporate bonds	85.8	—	94.7	—
Emerging markets	4.1	—	5.0	—
Total	$279.0	$21.0	$284.5	$11.1
Level 1 cash and cash equivalents, which excluded money market funds, are recorded at closing prices in active markets. Money market, equity, and fixed income funds recorded at the net asset values per share, which were determined based on quoted market prices of the underlying assets contained within the funds are excluded from the fair value hierarchy. The hedge fund is recorded at the net asset value per share, which was derived from the underlying funds’ net asset values per share; this diversified hedge fund may be redeemed quarterly with 60 days notice.
Contributions
The Company is not required to make contributions to its U.S. Pension Plan in 2017. However, the intention is to fund the plan to avoid potential benefit restrictions and penalties, therefore, an estimated $5.0 million is expected to be contributed in 2017 to the U.S. Pension Plan.  Furthermore, the Company plans to fund current service and past service liabilities for other pension plans. There is not expected to be any cash funding for other post-employment benefit plans in 2017, except funding to cover benefit payments. MJN contributed $19.3 million, $90.1 million and $5.2 million to its pension and other post-employment benefit plans in 2016, 2015 and 2014, respectively.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(Dollars in millions)	Pension Benefits	Other Benefits
2017	$32.7	$2.5
2018	29.5	2.9
2019	28.9	3.2
2020	29.1	3.4
2021	25.1	3.6
Years 2022 - 2026	111.4	18.5

Lump Sum Settlements

A lump sum settlement window was offered to approximately 300 terminated, vested participants in the U.S. Pension Plan. This window expired on September 30, 2016 and approximately 40% of these participants accepted the offer. Payments to participants who accepted the offer were made in the fourth quarter of 2016 and totaled $15.7 million. This amount is included in the Settlements and curtailments line of the table above which details the changes in benefit obligations, plan assets, funded status and amounts recognized in the balance sheet. There was no impact to the Company’s results of operations related to this settlement.

Defined Contribution Benefits
Employees who meet certain eligibility requirements may participate in various defined contribution plans. Total cost recognized for all defined contribution benefit plans was $22.2 million, $23.4 million and $22.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

9. NONCONTROLLING INTERESTS
Net earnings attributable to noncontrolling interests consists of approximately 11%, 10% and 10% interests held by third parties in operating entities in China, Argentina and Indonesia, respectively.

See "—Note 18. Equity" for further discussion of Argentinian noncontrolling interest.

10. OTHER (INCOME)/EXPENSES—NET
The components of other (income)/expenses—net were:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Venezuela long-lived asset impairments	45.9	—	—
Foreign exchange (gains)/losses—net	18.8	6.3	0.5
Restructuring, severance and other related costs—net	29.1	18.0	1.3
(Gain)/loss on asset disposals	—	9.0	—
Marketable securities (gain)/loss	—	(5.6)	—
Gain on sale of investment	—	—	(4.0)
Pension curtailment (gain)/loss	—	—	(5.4)
Legal, settlements and other—net	(1.7)	11.3	(4.7)
Other (income)/expenses—net	$92.1	$39.0	$(12.3)

During the first quarter of 2016, the Company recognized impairment charges of $45.9 million on long-lived assets of its Venezuelan subsidiary. See “—Note 20. Venezuela Currency Matters” for additional information.

Foreign exchange (gains)/losses—net includes the re-measurement of U.S. dollar denominated intercompany loans, payables, and royalties as well as foreign currency devaluation and transactional foreign exchange gains recognized in the Company’s Venezuelan subsidiary. The re-measurement of the intercompany payable from the Venezuelan subsidiary to subsidiaries in Mexico and the U.S. resulted in a $7.7 million gain during the year ended December 31, 2016. Currency devaluation within Venezuela resulted in losses of $32.9 million, $2.3 million and $6.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Transactional foreign exchange gains were $3.4 million, $2.4 million and $14.0 million for the years ended December 31, 2016, 2015 and 2014. See “—Note 20. Venezuela Currency Matters” for additional information.

For the years ended December 31, 2016 and 2015, restructuring, severance and other costs—net included $29.2 million and $13.7 million, respectively, of restructuring costs associated with the Fuel for Growth program. See “—Note 6. Restructuring” for additional information.

For the year ended December 31, 2015, (gain)/loss on asset disposals related to fixed asset write-offs as the Company optimized its supply chain network in Asia. The marketable securities (gain)/loss for the year ended December 31, 2015 is described further in “—Note 17. Marketable Securities.” Legal, settlements, and other—net included payments made in connection with the SEC settlement disclosed by the Company in July 2015.

11. RECEIVABLES
The major categories of receivables were as follows:

	December 31,
(Dollars in millions)	2016	2015
Trade receivables	$320.6	$296.7
Miscellaneous receivables	52.8	51.2
Less allowances	(4.4)	(5.4)
Receivables—net	$369.0	$342.5

12. INVENTORIES
The major categories of inventories were as follows:

(Dollars in millions)	December 31,
	2016	2015
Finished goods	$262.9	$251.7
Work in process	64.1	70.3
Raw and packaging materials	146.5	162.9
Inventories	$473.5	$484.9

13. LONG-LIVED ASSETS
Property, Plant and Equipment - net
The major categories of property, plant and equipment - net were as follows:

(Dollars in millions)	December 31,
	2016	2015
Land	$8.1	$12.3
Buildings and improvements	739.8	729.6
Machinery, equipment and fixtures	823.9	786.5
Construction in progress	110.4	123.6
Accumulated depreciation	(733.6)	(688.0)
Property, plant and equipment—net	$948.6	$964.0

During the year ended December 31, 2016, the Company recognized an impairment charge of $45.9 million on long-lived assets of its Venezuelan subsidiary. See “—Note 20. Venezuela Currency Matters” for additional information.

For the year ended December 31, 2016, both buildings and improvements and machinery, equipment and fixtures increased primarily due to the Company’s investments in North America and Asia manufacturing sites. Depreciation expense was $85.3 million, $83.7 million and $75.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is primarily included in costs of products sold. Interest capitalized during the year was $1.0 million, $0.5 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s liability for asset retirement obligations was $7.9 million and $7.3 million at December 31, 2016 and 2015, respectively.
Other Intangible Assets - net

The gross carrying value and accumulated amortization by class of other intangible assets-net were as follows:

	As of December 31, 2016			As of December 31, 2015
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets
Trademark(1) .	$14.4	$—	$14.4	$16.9	$—	$16.9
Non-compete agreement(1) .	2.8	—	2.8	3.3	—	3.3
Total	17.2	—	17.2	20.2	—	20.2
Amortizable intangible assets
Computer software	145.4	(117.3)	28.1	136.7	(103.0)	33.7
Distributor-customer relationship(2) 10 year life	1.4	(0.7)	0.7	1.6	(0.6)	1.0
Total	146.8	(118.0)	28.8	138.3	(103.6)	34.7
Total other intangible assets	$164.0	$(118.0)	$46.0	$158.5	$(103.6)	$54.9
(1) Changes in balances result from currency translation.
(2) Changes in balances result from currency translation and amortization (10 year life).

Amortization expense for other intangible assets was $14.3 million, $15.4 million and $15.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Expected amortization expense related to intangible assets is as follows:

(Dollars in millions) Years Ending December 31,
2017	$13.1
2018	6.2
2019	3.3
2020	2.8
2021	2.2
Thereafter	1.1
Non-Cash Activity
Capital expenditures and the cash outflow for capital expenditures were as follows:

(Dollars in millions)	Capital expenditures	Cash outflow for capital expenditures	Increase/(Decrease) in capital expenditures not paid
Year Ended December 31, 2016	$142.4	$149.0	$(6.6)
Year ended December 31, 2015	$179.0	$173.7	$5.3
Year ended December 31, 2014	$149.0	$186.6	$(37.6)

14. GOODWILL

For the years ended December 31, 2016 and 2015, the change in the carrying amount of goodwill by reportable segment was as follows:

(Dollars in millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2015	$—	$143.7	$19.0	$162.7
Translation adjustments	—	(36.7)	—	(36.7)
Balance as of December 31, 2015	—	107.0	19.0	126.0
Translation adjustments	—	(17.1)	—	(17.1)
Balance as of December 31, 2016	$—	$89.9	$19.0	$108.9
As of December 31, 2016 and 2015, the Company had no accumulated impairment loss.

15. DEBT

Short-Term Borrowings

As of December 31, 2016 and 2015, the Company had short-term borrowings of $3.9 million and $3.0 million, respectively, which consisted primarily of borrowings made by its subsidiary in Argentina. The short-term borrowings in Argentina had a weighted-average interest rate of 29.3% as of December 31, 2016.

Term Loan Agreement

During the year ended December 31, 2015, the Company entered into a $1,000.0 million short-term loan agreement (the “Term Loan Agreement”) with various financial institutions, including Citibank, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A. (“JPMCB”), as Administrative Agent. The Term Loan Agreement was unsecured and all loans thereunder were payable at maturity in April 2016. The amounts borrowed under the Term Loan Agreement were used to fund repurchases of common stock pursuant to an accelerated share repurchase agreement described in “—Note 18. Equity.” Following the offering of $750.0 million of 3.0% Senior Notes due November 15, 2020 (“2020 Notes”) and $750.0 million of 4.125% Senior Notes due November 15, 2025 (“2025 Notes”), further discussed below, the Company repaid all borrowings under the Term Loan Agreement and terminated the Term Loan Agreement during the year ended December 31, 2015. The payoff amount of $1,000.3 million included principal, accrued and unpaid interest and a facility fee.

Revolving Credit Facility Agreement

The Company has an unsecured, five-year revolving credit facility agreement (the “Revolving Credit Facility”) which is repayable at maturity in June 2019, subject to annual extensions if a sufficient number of lenders agree. The maximum amount of outstanding borrowings and letters of credit permitted at any one time under the Revolving Credit Facility is $750.0 million, which may be increased from time to time up to $1,000.0 million at the Company’s request, subject to obtaining additional commitments and other customary conditions. The Revolving Credit Facility contains financial covenants, whereby the ratio of consolidated adjusted total debt to consolidated Earnings Before Interest Income Taxes, Depreciation and Amortization (“EBITDA”) cannot exceed 3.50 to 1.00, and the ratio of consolidated EBITDA to consolidated interest expense cannot be less than 3.00 to 1.00. The Company was in compliance with these financial covenants as of December 31, 2016.

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

There were no borrowings under the Revolving Credit Facility during the year ended December 31, 2016. During the year ended December 31, 2015, the Company had borrowings and repayments of $446.0 million under the Revolving Credit Facility. Such borrowings were used to repurchase shares of the Company’s common stock and for general corporate purposes, and were repaid following the issuance of the 2020 Notes and 2025 Notes, described below. As of December 31, 2016 and 2015, the Company had no borrowings under the Revolving Credit Facility and the Company had $750.0 million available at December 31, 2016.

Long-Term Debt

As of December 31, 2016 and 2015, respectively, the components of long-term debt were as follows:

(Dollars in millions)	December 31,
Principal Value:	2016	2015
4.900% Notes due 2019 (“2019 Notes”)	$700.0	$700.0
3.000% Notes due 2020 (“2020 Notes”)	750.0	750.0
4.125% Notes due 2025 (“2025 Notes”)	750.0	750.0
5.900% Notes due 2039 (“2039 Notes”)	300.0	300.0
4.600% Notes due 2044 (“2044 Notes”)	500.0	500.0
Sub-total	$3,000.0	$3,000.0
Adjustments to Principal Value:
Unamortized basis adjustment for settled interest rate swaps	5.1	7.0
Unamortized bond discount	(4.3)	(4.8)
Unamortized debt issuance costs	(19.4)	(21.6)
Fair-value interest rate swaps	(5.2)	0.4
Long-term debt	$2,976.2	$2,981.0

During the year ended December 31, 2015, the Company issued and sold the 2020 Notes and 2025 Notes at a public offering price of 99.902% and 99.958%, respectively. The Company received net proceeds of $1,487.7 million from the sale of both the 2020 Notes and 2025 Notes, after deducting underwriters’ discounts and offering costs. Interest is payable on each of the 2020 Notes and 2025 Notes on May 15 and November 15 of each year. Proceeds from the 2020 Notes and 2025 Notes were used to repay borrowings under the Term Loan Agreement and borrowings under the Revolving Credit Facility.

During the years ended December 31, 2015 and 2014, the Company entered into a series of fair value interest rate swaps that effectively convert the Company’s 2019 Notes and 2020 Notes from a fixed rate structure to a floating rate structure. See “—Note 16. Derivatives” for a discussion of the fair value swaps.

During the year ended December 31, 2014, the Company issued and sold $500.0 million of 2044 Notes at a public offering price of 99.465% (“2044 Notes”). Net proceeds from the sale of the 2044 Notes, after deducting underwriters’ discounts and offering expenses, were $492.0 million. Interest on the 2044 Notes is payable semi-annually on June 1 and December 1 of each year. Proceeds from the 2044 Notes, together with cash on hand, were used to redeem the $500.0 million of 3.50% Notes due in 2014 (“2014 Notes”), as described below.

During the year ended December 31, 2014, the Company redeemed all of its 2014 Notes. The redemption price, which was calculated in accordance with the terms of the 2014 Notes and included principal plus a make-whole premium, was $503.5 million.

Using quoted prices in markets that are not active, the Company determined that the fair value of its long-term debt was $3,092.5 million (Level 2) as of December 31, 2016.

The Company’s long-term debt may be prepaid at any time, in whole or in part, at a redemption price equal to the greater of par value or an amount calculated based upon the sum of the present values of the remaining scheduled payments. Upon a change of control, the Company may be required to repurchase the notes for an amount equal to 101% of the then-outstanding principal amount plus accrued and unpaid interest. Interest on the notes are due semi-annually and the notes are not subject to amortization.

The components of interest expense-net were as follows:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Interest expense	$118.7	$74.6	$69.9
Interest income	(13.3)	(9.6)	(9.6)
Interest expense-net	$105.4	$65.0	$60.3
Interest payments, net of amounts related to interest rate swaps	$120.2	$66.6	$72.5

The increase in interest expense-net during the year ended December 31, 2016 was driven by interest expense on the November 2015 issuance of the 2020 Notes and the 2025 Notes, the proceeds of which were used primarily to fund purchases of common stock pursuant to an accelerated share repurchase agreement. See “—Note 18. Equity” for additional information.

16. DERIVATIVES
The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. These financial instruments are classified as Level 2 in the fair value hierarchy at December 31, 2016 and 2015, and there were no transfers between levels in the fair value hierarchy during the periods then ended.
The following table summarizes the fair value of the Company’s outstanding derivatives:

			December 31,
(Dollars in millions)	Hedge Designation	Balance Sheet Location	2016	2015
Foreign exchange contracts	Cash Flow	Prepaid expenses and other assets	$10.9	$6.4
Interest rate forward swaps	Fair Value	Other assets	1.1	3.9
Foreign exchange contracts	Cash Flow	Accrued expenses	(0.2)	(0.9)
Interest rate forward swaps	Fair Value	Other liabilities	(6.3)	(3.5)
Commodity contracts	Cash Flow	Accrued expenses	—	(0.2)
Net asset/(liability) of derivatives designated as hedging items			$5.5	$5.7

While certain derivatives are subject to netting arrangements with the Company’s counterparties, the Company does not offset derivative assets and liabilities within the consolidated balance sheets presented herein.
The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt at hedge inception is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at December 31, 2016 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company’s portfolio, MJN does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.
Cash Flow Hedges
As of December 31, 2016 and 2015, the Company has cash flow hedges which qualify as hedges of forecasted cash flows, with the effective portion of changes in fair value temporarily reported in accumulated other comprehensive income (loss). During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges is recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. Cash flow hedges are valued using quoted prices in markets that are not active.
The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the year ended December 31, 2016, the Company discontinued cash flow hedge accounting for an insignificant number of hedges with an immaterial net impact to the income statement as the underlying transactions were no longer probable. For the years ended December 31, 2015 and 2014, the Company did not discontinue any cash flow hedges.
Foreign Exchange Contracts
The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated intercompany purchases anticipated in the next 15 months and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying intercompany purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold, and ineffectiveness related to the Company’s foreign exchange hedges on earnings is recognized within other (income)/expenses - net. The ineffective portion of the hedges was $1.2 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively, and insignificant for year ended December 31, 2014.
The table below summarizes the Company’s outstanding foreign exchange forward contracts at December 31, 2016. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

(Dollars in millions)	Weighted-average Forward Rate	Notional Amount	Fair Value Asset	Maturity
Foreign exchange contracts:
Cash flow hedges:
Canadian dollar	1.31	$64.2	$1.4	2017
Mexican peso	19.40	61.4	5.2	2017
Malaysian ringgit	4.16	29.5	2.4	2017
Philippine peso	48.52	47.0	1.7	2017
Total foreign exchange contracts		$202.1	$10.7

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(Dollars in millions)	2016	2015
Balance—January 1	$10.1	$10.4
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	7.6	21.4
Derivatives qualifying as cash flow hedges reclassified to cost of products sold	(6.9)	(23.8)
Change in deferred taxes	(0.7)	2.1
Balance—December 31	$10.1	$10.1

At December 31, 2016, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income was $10.1 million, $8.9 million of which is expected to be reclassified into earnings within the next 12 months.

Interest Rate Forward Swaps
During 2013, the Company entered into interest rate forward starting swaps with a combined notional value of $500.0 million. The forward starting rates of the swaps ranged from 3.79% to 3.94% and had an effective date of October 31, 2014. The forward starting swaps effectively mitigated the interest rate exposure associated with the Company’s offering of the 2044 Notes, the proceeds of which were used to redeem all of the Company’s 2014 Notes. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. During 2014, and around the time of the issuance of the 2044 Notes, the Company paid $45.0 million to settle the outstanding forward swaps. This payment was recognized in accumulated other comprehensive loss and will be amortized over the life of the 2044 Notes. There was $0.5 million of ineffectiveness related to the forward swaps through the date of settlement, which was recognized as a loss within other (income)/expenses-net during the year ended December 31, 2014. During the years ended December 31, 2016, 2015 and 2014, $1.4 million, $1.4 million and $0.9 million of amortization of the settlement amount was recognized as incremental interest expense within interest expense-net, respectively.

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

As of December 31, 2016, the Company had no commodity contracts outstanding for forecasted non-fat dry milk purchases. The effective portion of commodity derivatives qualifying as cash flow hedges is deferred in accumulated other comprehensive income (loss), and the ineffective portion is recognized within other (income)/expenses - net. The effective portion of the hedges were insignificant for the each of the years ended December 31, 2016 and 2015, and the ineffective portions of the hedges were insignificant for the each of the years ended December 31, 2016, 2015, and 2014.
Fair Value Hedges
Interest Rate Swaps
During the second quarter of 2014, the Company entered into eight interest rate swaps with multiple counterparties, which have an aggregate notional amount of $700.0 million of outstanding principal. This series of swaps effectively converts the $700.0 million of 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of December 31, 2016, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $7.1 million and $10.0 million for the years ended December 31, 2016 and 2015, respectively. See “—Note 15. Debt” for additional information regarding the 2019 Notes.

In the fourth quarter of 2015, the Company entered into six interest rate swaps with multiple counterparties to mitigate interest rate exposure associated with the 2020 Notes. The swaps have an aggregate notional amount of $750.0 million of outstanding principal. This series of swaps effectively converts the $750.0 million of 2020 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of December 31, 2016, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $6.8 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively. See “—Note 15. Debt” for additional information regarding the 2020 Notes.

The following table summarizes the interest rate swaps outstanding as of December 31, 2016. The interest rate swaps for the 2019 Notes have a hedge inception date of May 2014, and the interest rate swaps for the 2020 Notes have an inception date of November 2015. The expiration dates of the interest rate swaps are equal to the stated maturity dates of the underlying debt. Interest rate swaps are valued using third party valuation models.

				Fair Value Asset/(Liability)
(Dollars in millions)	Notional Amount of Underlying	Fixed Rate Received	Variable Rate Paid (U.S. 3 Month LIBOR +)	December 31, 2016	December 31, 2015
Swaps associated with the 2019 Notes	$700.0	4.9%	3.14%	$1.1	$3.9
Swaps associated with the 2020 Notes	$750.0	3.0%	1.38%	$(6.3)	$(3.5)
See “—Note 15. Debt” for additional information regarding the Company’s debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds, which totaled $1,022.0 million and $510.1 million as of December 31, 2016 and 2015, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are generally equivalent to par.

17. MARKETABLE SECURITIES

The Company sold its investments in debt securities during 2015 for $21.7 million. As of December 31, 2016 and December 31, 2015, the Company held no investments in debt securities. During the year ended December 31, 2015, the Company recognized a net gain on trading securities of $5.6 million, resulting from fluctuation in fair value and foreign exchange.

Debt securities have been classified as trading securities and are carried at fair value based on quoted market prices and classified as Level 1 in the fair value hierarchy. The cost basis for the Company’s debt securities is determined by the specific identification method. Realized and unrealized gains and losses on trading securities are included in other (income)/expenses - net.

18. EQUITY

Changes in common shares and treasury stock were as follows:

(In millions)	Common Shares Issued	Treasury Stock	Treasury Stock - at Cost
Balance as of January 1, 2014	206.8	4.8	$351.9
Stock-based Compensation	1.0	0.1	7.9
Repurchase of Common Stock	—	0.6	52.9
Retirement of Treasury Stock	(0.6)	(0.6)	(50.1)
Balance as of December 31, 2014	207.2	4.9	362.6

Stock-based Compensation	0.5	—	—
Repurchase of Common Stock	—	5.6	437.0
Retirement of Treasury Stock	(5.6)	(5.6)	(437.0)
Accelerated Share Repurchase	(10.7)	—	—
Balance as of December 31, 2015	191.4	4.9	362.6

Stock-based Compensation	0.4	—	—
Repurchase and Retirement of Common Stock	(1.4)	—	—
Accelerated Share Repurchase	(2.1)	—	—
Balance as of December 31, 2016	188.3	4.9	$362.6

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

Share Repurchase Authorizations and Accelerated Share Repurchase Agreement

In September 2013, the Company’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). During the year ended December 31, 2016, the Company repurchased $0.4 million of its common stock which completed all purchases remaining under the 2013 Authorization. During the year ended December 31, 2015, the Company repurchased $437.0 million of its common stock under the 2013 Authorization.

In October 2015, the Company’s board of directors approved a new share repurchase authorization of an additional $1,500.0 million of the Company’s common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date. On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman, Sachs & Co. (“Goldman”) to repurchase $1,000.0 million (the “Repurchase Price”) of its common stock. Under the terms of the ASR Agreement, the Company paid the Repurchase Price in advance in exchange for 10,725,552 shares of its common stock received by the Company on October 27, 2015 (which shares are equivalent to approximately 85% of the number of shares of its common stock that could have been purchased with an amount of cash equal to the Repurchase Price based on the closing price of its common stock on October 22, 2015). Upon final settlement of the ASR Agreement in June 2016, an additional 2,086,050 shares were delivered to the Company for no additional consideration based generally on the daily volume-weighted average prices of its common stock over the term of the ASR Agreement. The total shares received and retired under the terms of the ASR Agreement was 12,811,602 shares with an average price paid per share of approximately $78.05. The par value of the retired shares were reflected as a reduction to common stock and the payment made to Goldman was recorded as a reduction to retained earnings within shareholders’ equity. In addition to the shares delivered upon final settlement of the ASR Agreement, during the year ended December 31, 2016, the Company repurchased $100.0 million of its common stock pursuant to the 2015 Authorization. As of December 31, 2016 and 2015, the Company had $400.0 million and $500.0 million remaining available under the 2015 Authorization, respectively.

Share repurchases made pursuant to the ASR Agreement were primarily funded by the issuance of the 2020 Notes and 2025 Notes. See “—Note 15. Debt” for additional information regarding the Company’s debt.

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

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	Pension and Other Post-employment Benefits	Total	Noncontrolling Interest		Redeemable Noncontrolling Interest
Balance as of January 1, 2016	$(329.8)	$(17.2)	$(0.8)	$(347.8)	$(12.7)		$—
Deferred Gains/(Losses)	(68.1)	7.7	—	(60.4)	(1.5)	(1)	—
Reclassification Adjustment for (Gains)/ Losses Included in Net Earnings	—	(4.6)	—	(4.6)	—		—
Tax Benefit/(Expense)	2.9	(1.5)	—	1.4	1.0		—
Balance as of December 31, 2016	$(395.0)	$(15.6)	$(0.8)	$(411.4)	$(13.2)		$—

Balance as of January 1, 2015	$(180.4)	$(17.8)	$(0.7)	$(198.9)	$1.9		$(21.6)
Deferred Gains/(Losses)	(138.9)	19.7	(0.2)	(119.4)	(3.2)		(1.3)	(1)
Reclassification Adjustment for (Gains)/ Losses Included in Net Earnings	—	(20.6)	0.1	(20.5)	—		—
Tax Benefit/(Expense)	1.0	1.5	—	2.5	—		—
Acquisition of Noncontrolling Interest	(11.5)	—	—	(11.5)	(11.4)		22.9
Balance as of December 31, 2015	$(329.8)	$(17.2)	$(0.8)	$(347.8)	$(12.7)		$—
(1) Represents foreign currency translation adjustments.

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Years Ended December 31,
	Affected Statement of Earnings Lines
(Dollars in millions)	Cost of Products Sold		Selling, General and Administrative		Tax Benefit/(Expense)		Net
	2016	2015	2016	2015	2016	2015	2016	2015
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$6.9	$23.8	$—	$—	$(0.3)	$(5.4)	$6.6	$18.4
Commodity Contracts	(0.9)	(1.8)	—	—	0.4	0.7	(0.5)	(1.1)
Interest Rate Forward Swap	(1.4)	(1.4)	—	—	0.5	0.5	(0.9)	(0.9)

Pension and Other Post-employment Benefit Plans:
Prior Service Benefits	—	—	—	0.1	—	—	—	0.1
Total Reclassifications	$4.6	$20.6	$—	$0.1	$0.6	$(4.2)	$5.2	$16.5

19. LEASES
Minimum rental commitments under all non-cancelable operating leases, primarily real estate leases for offices, manufacturing-related leases and vehicle leases, in effect at December 31, 2016, were:

(Dollars in millions) Years Ending December 31,
2017	$37.3
2018	30.2
2019	23.5
2020	18.9
2021	13.1
Thereafter	55.7
Total Minimum Payments	$178.7

Operating lease rental expenses were $36.1 million, $37.4 million and $39.5 million in the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, the Company had capital lease obligations outstanding in the amount of $3.1 million and $2.0 million, respectively.

20. VENEZUELA CURRENCY MATTERS
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

In March 2016, the Venezuelan government devalued its currency and reduced its existing three tiered system to a two tiered system by eliminating the intermediary SICAD rate. The CENCOEX Official Rate, which continues to be used for purchases of certain essential goods, was changed to 10.0 VEF to 1.0 USD and is now referred to as DIPRO. Additionally, the SIMADI rate was replaced by a new market based rate known as DICOM, which governs all transactions not covered by DIPRO. The VEF as measured at the DICOM rate has continued to devalue against the USD throughout 2016.

The rates were as follows:

(VEF to 1.0 USD)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
DIPRO	10.0	10.0	10.0	10.0
DICOM	673.8	658.9	628.3	272.9

Effect on the Company’s Results

Currency Matters

Due to the elimination of the SICAD rate in March 2016, the Company adopted the DICOM rate for purposes of remeasuring the monetary assets and liabilities of its Venezuela subsidiary, effective March 10, 2016, because the Company believes the DICOM rate would now be used to settle future intercompany dividend remittances. The remeasurement impact of this adoption was a loss of $32.3 million, recognized during the first quarter of 2016 as a component of other (income)/expenses - net. Additional losses in the amount of $0.6 million were recognized during the year ended December 31, 2016, related to remeasurement of the monetary assets and liabilities due to the continued devaluation of the VEF as measured at the DICOM rate against the USD.

For the years ended December 31, 2015 and 2014, currency devaluation within Venezuela resulted in losses of $2.3 million and $6.1 million, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company received U.S dollars to make payments for intercompany purchases of inventory at the CENCOEX Official Rate that was more favorable than the SICAD or DICOM rate used to remeasure net monetary assets of its Venezuela subsidiary, which resulted in recognized gains of $3.4 million, $2.4 million and $14.0 million, respectively.

Long Lived and Other Assets
As a result of the change in the Venezuelan exchange rates, the Company concluded that an impairment indicator existed at March 31, 2016 and evaluated the carrying value of the long-lived assets of its Venezuela subsidiary for impairment, which includes administrative office space, land and a partially completed distribution warehouse facility. Based on this evaluation, the Company concluded that the carrying value of the long-lived assets was no longer recoverable and recorded an impairment charge of $45.9 million to write down the carrying value of the assets to their fair value, which was recognized during the first quarter of 2016 as a component of other (income)/expenses - net. The fair value measurements were based on market quotes from local real estate broker service firms as well as internal assessments of the best information available about the local business conditions and the political environment, including the risks associated with the local currency that would be indicative of what the assets could be sold for and are considered to be Level 3 measurements.
In addition, the changes in Venezuelan exchange rates and ongoing deterioration of the business resulted in the Company incurring charges in the amount of $3.0 million during the year ended December 31, 2016 related to prepaid and other assets in Venezuela that can no longer be utilized.
Intercompany Payable
During the year ended December 31, 2016, the Company wrote-off a $52.0 million intercompany payable from its Venezuelan subsidiary to its subsidiaries in Mexico and the U.S. The decision was based on a reduced level of local currency which has resulted in the Venezuelan subsidiary no longer having sufficient cash to satisfy this payable, the continued inability to access the currency exchange and the Company’s view that sales in Venezuela are unlikely to return in the near term to a level that would generate adequate liquidity to satisfy this payable. The write-off of the payable had no impact on the Company’s results of operations on a pre-tax basis as the payable in Venezuela and the receivables in Mexico and the U.S. were held in U.S. dollars. The tax impact of this write-off was calculated based upon the tax rules in each of the impacted jurisdictions and resulted in a gain of $14.7 million recognized within Provision for Income Taxes.
Remaining Exposures
Net sales in the Venezuelan subsidiary were negligible as a percent of total Company net sales for the year ended December 31, 2016. In addition, the Venezuelan subsidiary’s earnings were not a material component of MJN’s consolidated results during the year ended December 31, 2016.
The Venezuelan subsidiary had net monetary assets and net non-monetary assets that were negligible individually and in aggregate to the Company’s total net assets as of December 31, 2016.

21. CONTINGENCIES

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

22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year (a)
2016
Net sales	$962.1	$941.5	$937.5	$901.6	$3,742.7
Gross profit	614.5	608.3	603.8	575.1	2,401.7
Net earnings	76.7	155.8	148.6	168.2	549.3
Net earnings attributable to shareholders	72.7	155.1	149.3	167.8	544.9
Basic earnings per share	$0.39	$0.83	$0.80	$0.91	$2.93
Diluted earnings per share	$0.39	$0.83	$0.80	$0.91	$2.92
2015
Net sales	$1,094.4	$1,032.4	$977.5	$967.0	$4,071.3
Gross profit	700.9	676.0	630.7	608.4	2,616.0
Net earnings	207.1	162.6	154.6	131.0	655.3
Net earnings attributable to shareholders	207.4	162.9	155.2	128.0	653.5
Basic earnings per share	$1.02	$0.80	$0.77	$0.67	$3.28
Diluted earnings per share	$1.02	$0.80	$0.77	$0.67	$3.27
(a) When aggregated, earnings per share for the four quarters may not equal the full year earnings per share figure due to the variability of quarterly earnings and the timing of share repurchases.

23. SUBSEQUENT EVENTS
Merger Agreement
On February 10, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reckitt Benckiser Group plc, a company incorporated in England and Wales (“Reckitt Benckiser”), and Marigold Merger Sub, Inc., a Delaware corporation and a wholly owned indirect subsidiary of Reckitt Benckiser (“Merger Sub”), pursuant to which Reckitt Benckiser will indirectly acquire the Company by means of a merger of Merger Sub with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”). The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors.
At the effective time of the Merger (the “Effective Time”), on the terms and subject to the conditions set forth in the Merger Agreement, each share of the Company’s common stock outstanding immediately prior to the Effective Time (other than (i) each share held by the Company as treasury stock (other than shares held for the account of clients, customers or other persons), (ii) each share held by Reckitt Benckiser or by any subsidiary of either the Company or Reckitt Benckiser and (iii) each share held by a holder who has not voted in favor of the Merger or consented thereto in writing and who has demanded appraisal for such shares in accordance with Delaware law) will be converted into the right to receive $90.00 in cash, without interest.

Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, among others: (i) the affirmative vote of the holders of a majority of the Company's outstanding shares of common stock; (ii) the affirmative vote of a simple majority of Reckitt Benckiser's shareholders at a shareholder meeting; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other non-United States regulatory approvals required to consummate the Merger; and (iv) in the case of Reckitt Benckiser's obligations to consummate the Merger, the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). Reckitt Benckiser and Merger Sub's respective obligations to consummate the Merger are not subject to any financing condition or other contingency.

Litigation Related to the Merger
On February 14, 2017, a stockholder of the Company filed a purported stockholder class action lawsuit in Cook County, Illinois, captioned Kirkham v. Altschuler, et al., 2017-CH-02109. The defendants are the Company, its board of directors, Reckitt Benckiser and Merger Sub. The lawsuit alleges that the Company’s board of directors violated their fiduciary duties and that the Company, Reckitt Benckiser and Merger Sub aided and abetted such breaches, in each case in connection with the transactions contemplated by the Merger Agreement. The lawsuit seeks, among other things, to enjoin consummation of the Merger. The Company and its directors intend to vigorously defend against the allegations in the complaint.

Australian Asset Acquisition
On February 27, 2017, the Company announced that it has reached an agreement to acquire assets from Bega Cheese Limited (“Bega”).  In connection with this transaction, the Company is acquiring from Bega a spray dryer and a finishing plant in Australia and entering into a service agreement to support the operation of those assets. The aggregate consideration for this asset purchase is approximately AUD $200 million. The Company expects the transaction to close in the second quarter of 2017.

SCHEDULE II
MEAD JOHNSON NUTRITION COMPANY

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Provisions for bad debts	Bad debts written off	Other	Balance at end of period
(Dollars in millions)
Allowances for Doubtful Accounts
For the year ended December 31, 2016	$5.4	$(0.6)	$—	$(0.4)	$4.4
For the year ended December 31, 2015	9.6	(0.2)	(3.1)	(0.9)	5.4
For the year ended December 31, 2014	6.5	4.3	(0.6)	(0.6)	9.6

Description	Balance at beginning of period	Provision for valuation allowance	Release of valuation allowance/ other	Balance at end of period
(Dollars in millions)
Valuation Allowance on Deferred Tax Assets
For the year ended December 31, 2016	$14.8	$36.0	$(13.2)	$37.6
For the year ended December 31, 2015	7.7	9.3	(2.2)	14.8
For the year ended December 31, 2014	7.3	1.8	(1.4)	7.7

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.    CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2016 based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal control over financial reporting was effective at December 31, 2016, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and has issued its attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which appears below.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Mead Johnson Nutrition Company
Glenview, Illinois

We have audited the internal control over financial reporting of Mead Johnson Nutrition Company and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 27, 2017

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION.
Due to the Company’s entry into the Merger Agreement, the Company’s current expectation is that its 2017 Annual Meeting of Stockholders (“2017 Annual Meeting”), previously expected to have been held in early May 2017, will be called at a later date or cancelled. The Company will provide further information regarding the 2017 Annual Meeting in due course.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 is set forth under the headings “Board of Directors and Corporate Governance—Board of Directors,” “Board of Directors and Corporate Governance—Code of Ethics,” “Board of Directors and Corporate Governance—Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement in connection with the solicitation of proxies for the election of directors at our 2017 Annual Meeting of Stockholders within 120 days after the end of our 2016 fiscal year. See Part I, “Executive Officers of the Registrant” of this Annual Report for information regarding executive officers of the Company.

Item 11.    EXECUTIVE COMPENSATION.
The information required by this Item 11 is set forth under the headings “Board of Directors and Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Compensation and Management Development Committee Report,” “Executive Compensation” and “Board of Directors and Corporate Governance—Compensation of Directors” which will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement in connection with the solicitation of proxies for the election of directors at our 2017 Annual Meeting of Stockholders within 120 days after the end of our 2016 fiscal year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” which will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement in connection with the solicitation of proxies for the election of directors at our 2017 Annual Meeting of Stockholders within 120 days after the end of our 2016 fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 is set forth under the headings “Certain Relationships and Related Person Transactions” and “Board of Directors and Corporate Governance—Board of Directors—Director Independence” which will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement in connection with the solicitation of proxies for the election of directors at our 2017 Annual Meeting of Stockholders within 120 days after the end of our 2016 fiscal year.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 is set forth under the headings “Audit Related Matters—Fees Paid to Independent Registered Public Accounting Firm” and “Audit Related Matters—Pre-Approval of Audit and Permissible Non-Audit Services” which will be filed in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement in connection with the solicitation of proxies for the election of directors at our 2017 Annual Meeting of Stockholders within 120 days after the end of our 2016 fiscal year.

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

Item 16.    FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY
Date:	February 27, 2017	By:	/s/ Michel Cup
Michel Cup
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 27, 2017	By:	/s/ Peter Kasper Jakobsen
Peter Kasper Jakobsen
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 27, 2017	By:	/s/ Michel Cup
Michel Cup
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 27, 2017	By:	/s/ James E. Shiah
James E. Shiah
Senior Vice President, Finance and Controller
(Principal Accounting Officer)

Date:	February 27, 2017	By:	/s/ James M. Cornelius
James M. Cornelius
Chairman of the Board of Directors

Date:	February 27, 2017	By:	/s/ Steven M. Altschuler, M.D.
Steven M. Altschuler, M.D.
Director

Date:	February 27, 2017	By:	/s/ Howard B. Bernick
Howard B. Bernick
Director

Date:	February 27, 2017	By:	/s/ Kimberly A. Casiano
Kimberly A. Casiano
Director

Date:	February 27, 2017	By:	/s/ Anna C. Catalano
Anna C. Catalano
Director

Date:	February 27, 2017	By:	/s/ Celeste A. Clark, Ph.D.
Celeste A. Clark, Ph.D.
Director

Date:	February 27, 2017	By:	/s/ Stephen W. Golsby
Stephen W. Golsby
Director

Date:	February 27, 2017	By:	/s/ Michael Grobstein
Michael Grobstein
Director

Date:	February 27, 2017	By:	/s/ Peter G. Ratcliffe
Peter G. Ratcliffe
Director

Date:	February 27, 2017	By:	/s/ Michael A. Sherman
Michael A. Sherman
Director

Date:	February 27, 2017	By:	/s/ Elliott Sigal, M.D., Ph.D.
Elliott Sigal, M.D., Ph.D.
Director

Date:	February 27, 2017	By:	/s/ Robert S. Singer
Robert S. Singer
Director

EXHIBIT INDEX

Exhibit Number	Description

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1
Agreement and Plan of Merger, dated as of February 10, 2017, among Mead Johnson Nutrition Company, Reckitt Benckiser Group plc and Marigold Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on February 13, 2017)

3	Articles of Incorporation and Bylaws
3.1	Second Amended and Restated Certificate of Incorporation of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on January 8, 2010)
3.2	Amended and Restated By-laws of Mead Johnson Nutrition Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on December 14, 2016)
3.2	Amendment No. 1 to the Amended and Restated Bylaws of the Company, adopted on February 9, 2017 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 13, 2017)

4	Instruments defining the rights of the security holders, including indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-156298) filed on January 14, 2009)
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
10.1
Separation Agreement by and between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company, dated January 31, 2009 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.2
Employee Matters Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company, dated January 31, 2009 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)

10.3
Second Amended and Restated Transitional Services Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition, dated December 18, 2009 (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 25, 2010)

10.4
Amended and Restated Tax Matters Agreement between Bristol-Myers Squibb Company and Mead Johnson Nutrition Company dated December 18, 2009 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 23, 2009)

10.5
First Amendment, dated June 27, 2014, to Five Year Revolving Credit Facility Agreement among Mead Johnson Nutrition Company, Mead Johnson & Company, LLC, various subsidiaries of the Company party thereto from time to time, various financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2014)

10.6
Amendment No. 2 to Five Year Revolving Credit Facility Agreement, dated as of November 5, 2015, among Mead Johnson Nutrition Company, various financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on February 17, 2016)

10.7*	Mead Johnson Nutrition Company Long Term Incentive Plan (incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed on March 23, 2015)
10.8*
Mead Johnson Nutrition Company Senior Executive Performance Incentive Plan (as Amended and Restated Effective as of January 1, 2015) (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 27, 2015)

10.9*
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

10.11*	Mead Johnson & Company Key International Pension Plan (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.12*	Second Amended and Restated Mead Johnson & Company, LLC Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 5, 2014)
10.13*
Third Amended and Restated Mead Johnson & Company, LLC Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2014)

10.14*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.15*	Form of Performance Shares Agreement (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.16*	Form of Director Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.17*	Form of Employee Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 27, 2009)
10.18*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on December 23, 2009)
10.19*	Form of 2013 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)
10.20*	Form of 2013 Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)
10.21*
Form of 2013 Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)

10.22*	Form of 2013 Performance Share Award Agreement (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed on April 25, 2013)
10.23*	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014)
10.24*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed on July 23, 2015)
10.25*
Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed on July 23, 2015)

10.26*
Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed on July 23, 2015)

10.27*	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed on July 23, 2015)
10.28*
Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed on April 28, 2016)

10.29*	Letter Agreement between the Company and Mr. Peter G. Leemputte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2015)
10.30*
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