Form 10-Q
period 2017-03-31
Mead Johnson Nutrition Co
filed 2017-04-27
CIK 1452575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 21, 2017, there were 183,640,008 shares of the registrant’s common stock outstanding.

Mead Johnson Nutrition Company
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

MEAD JOHNSON NUTRITION COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
NET SALES	$883.5	$962.1
Cost of Products Sold	330.2	347.6
GROSS PROFIT	553.3	614.5
Operating Expenses:
Selling, General and Administrative	193.7	198.9
Advertising and Promotion	160.3	151.8
Research and Development	21.4	25.4
Other (Income)/Expenses—net	22.8	88.3
EARNINGS BEFORE INTEREST AND INCOME TAXES	155.1	150.1

Interest Expense—net	27.1	26.2
EARNINGS BEFORE INCOME TAXES	128.0	123.9

Provision for Income Taxes	10.4	47.2
NET EARNINGS	117.6	76.7
Less Net Earnings/(Loss) Attributable to Noncontrolling Interests	(2.3)	4.0
NET EARNINGS ATTRIBUTABLE TO SHAREHOLDERS	$119.9	$72.7
Earnings per Share—Basic
Net Earnings Attributable to Shareholders	$0.65	$0.39
Earnings per Share—Diluted
Net Earnings Attributable to Shareholders	$0.65	$0.39

Weighted Average Shares—Basic	183.5	186.6
Weighted Average Shares—Diluted	183.9	186.7
Dividends Declared per Share	$0.4125	$0.4125

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
NET EARNINGS	$117.6	$76.7

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustments
Translation Adjustments	33.3	5.9
Tax Effect on Foreign Currency Translation Adjustments	(0.5)	0.2
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges for the Period	(4.4)	(11.6)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	(2.4)	(5.5)
Tax Effect on Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	2.1	3.8
OTHER COMPREHENSIVE INCOME/(LOSS)	28.1	(7.2)

COMPREHENSIVE INCOME	145.7	69.5

Less Comprehensive Income/(Loss) Attributable to Noncontrolling Interests	(2.3)	3.2

COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREHOLDERS	$148.0	$66.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in millions, except per share data)
(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,724.4	$1,795.4
Restricted Cash	152.5	—
Receivables—net of allowances of $4.4 and $4.4, respectively	355.0	369.0
Inventories - net	498.5	473.5
Income Taxes Receivable	26.1	8.3
Prepaid Expenses and Other Assets	60.8	60.4
Total Current Assets	2,817.3	2,706.6
Property, Plant and Equipment – net	963.6	948.6
Goodwill	113.1	108.9
Other Intangible Assets – net	43.9	46.0
Deferred Income Taxes – net of valuation allowance	148.4	143.1
Other Assets	140.8	134.5
TOTAL	$4,227.1	$4,087.7
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-Term Borrowings	$4.5	$3.9
Accounts Payable	536.0	515.8
Dividends Payable	76.3	76.0
Accrued Expenses	216.2	194.7
Accrued Rebates and Returns	415.0	417.4
Deferred Income	10.9	12.4
Income Taxes Payable	49.9	24.0
Total Current Liabilities	1,308.8	1,244.2
Long-Term Debt	2,973.3	2,976.2
Deferred Income Taxes	6.0	6.2
Pension and Other Post-employment Liabilities	99.2	104.2
Other Liabilities	232.6	229.0
Total Liabilities	4,619.9	4,559.8
COMMITMENTS AND CONTINGENCIES

EQUITY
Shareholders’ Equity
Common Stock, $0.01 par value: 3,000 authorized, 188.6 and 188.3 issued, respectively	1.9	1.9
Additional Paid-in/(Distributed) Capital	(499.5)	(514.0)
Retained Earnings	812.4	773.4
Treasury Stock – at cost	(362.6)	(362.6)
Accumulated Other Comprehensive Loss	(383.3)	(411.4)
Total Shareholders’ Equity/(Deficit)	(431.1)	(512.7)
Noncontrolling Interests	38.3	40.6
Total Equity/(Deficit)	(392.8)	(472.1)
TOTAL	$4,227.1	$4,087.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(Dollars in millions, except per share data)
(UNAUDITED)

	Common Stock	Additional Paid-in (Distributed) Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity/(Deficit)
Balance as of January 1, 2017	$1.9	$(514.0)	$773.4	$(362.6)	$(411.4)	$40.6	$(472.1)
Stock-based Compensation Awards (1)	—	14.5	(4.7)	—	—	—	9.8
Cash Dividends Declared ($0.4125 per share)	—	—	(76.2)	—	—	—	(76.2)
Net Earnings	—	—	119.9	—	—	(2.3)	117.6
Other Comprehensive Income/(Loss)	—	—	—	—	28.1	—	28.1
Balance as of March 31, 2017	$1.9	$(499.5)	$812.4	$(362.6)	$(383.3)	$38.3	$(392.8)

Balance as of January 1, 2016	$1.9	$(564.2)	$640.4	$(362.6)	$(347.8)	$39.8	$(592.5)
Stock-based Compensation Awards (includes excess tax shortfalls of $0.3)	—	11.4	(3.5)	—	—	—	7.9
Cash Dividends Declared ($0.4125 per share)	—	—	(77.3)	—	—	—	(77.3)
Net Earnings	—	—	72.7	—	—	4.0	76.7
Other Comprehensive Income/(Loss)	—	—	—	—	(6.4)	(0.8)	(7.2)
Balance as of March 31, 2016	$1.9	$(552.8)	$632.3	$(362.6)	$(354.2)	$43.0	$(592.4)
(1) Excess Tax Benefits/Shortfalls excluded for 2017. See “—Note 2. Accounting Policies” for additional information on recently adopted accounting standards.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MEAD JOHNSON NUTRITION COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$117.6	$76.7
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	25.8	24.9
Impairment of Long-Lived Assets	—	45.9
Other Non-Cash Items	(12.6)	36.0
Changes in Assets and Liabilities	65.7	(23.4)
Pension and Other Post-employment Benefit Contributions	(0.1)	—
Net Cash Provided by Operating Activities	196.4	160.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for Capital Expenditures	(48.5)	(55.6)
Proceeds from Sale of Property, Plant and Equipment	0.1	0.1
Net Cash Used in Investing Activities	(48.4)	(55.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Short-term Borrowings	0.6	0.4
Repayments of Short-term Borrowings	—	(0.1)
Debt Issuance Costs	—	(0.1)
Payments of Dividends	(75.9)	(77.4)
Stock-based Compensation related Proceeds and Excess Tax Benefits (1)	5.4	3.7
Stock-based Compensation Tax Withholdings	(4.7)	(3.5)
Net Cash Used in Financing Activities	(74.6)	(77.0)
Effects of Changes in Exchange Rates on Cash, Cash Equivalents and Restricted Cash	8.1	(26.7)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (2)	81.5	0.9
CASH, CASH EQUIVALENTS AND RESTRICTED CASH(3):
Beginning of Period	1,795.4	1,701.4
End of Period	$1,876.9	$1,702.3
(1) Excess Tax Benefits excluded for 2017. See “—Note 2. Accounting Policies” for additional information on recently adopted accounting standards.
(2) See “—Note 19. Mergers and Acquisitions” for additional information on restricted cash.
(3) Cash, Cash Equivalents and Restricted Cash is the sum of Cash and Cash Equivalents of $1,724.4 million and $1,795.4 million at March 31, 2017 and
December 31, 2016, respectively, and Restricted Cash of $152.5 million at March 31, 2017.

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

The condensed consolidated financial statements include all of the normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2017 and December 31, 2016, the results of operations for the three months ended March 31, 2017 and 2016 and the cash flows for the three months ended March 31, 2017 and 2016. Intercompany balances and transactions have been eliminated. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Accordingly, the results and trends in these unaudited condensed consolidated financial statements may not be indicative of full-year operating results or future performance.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those used to prepare the Company’s annual report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) other than described within. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the audited year-end financial statements and accompanying notes included in the Company’s 2016 Form 10-K.

Recently Adopted Accounting Standards—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company did not have any restricted cash and restricted cash equivalents prior to January 1, 2017, and elected to early adopt the updated standard for new restricted cash and restricted cash equivalents that have arisen in the annual period beginning January 1, 2017.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based compensation arrangements, including accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification of related amounts on the statement of cash flows. The standard was adopted prospectively by the Company on January 1, 2017 with no adjustments to prior periods required. The Company recognized $1.1 million of excess tax benefits within the condensed consolidated statements of earnings during the three months ended March 31, 2017. Prior to the adoption of this standard, such benefits would have been recorded within additional paid-in capital. Additionally, the Company recorded the excess tax benefit within cash flows from operating activities on the condensed consolidated statement of cash flows. Other elements of the standard had no material impact to the Company as the Company previously presented cash paid for tax withholdings under financing activities within the statements of cash flows and the Company has elected to continue to estimate for forfeitures and to not withhold more than the minimum statutory tax rate.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update simplifies the guidance on the subsequent measurement of inventory. GAAP previously required an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value or net realizable value less an approximate normal profit margin. Under the new standard, inventory should be valued at the lower of cost or net realizable value. The updated standard was effective for the Company in the annual period beginning January 1, 2017 and was adopted prospectively.

Given the Company has not experienced markdowns of inventory due to lower of cost or market considerations, adoption of this updated standard had no material impact on the consolidated financial statements.

Recently Issued Accounting Standards—In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update requires disaggregating the service cost component from the other components of net benefit cost and provides explicit guidance on the presentation of these costs in the income statement. The updated standard is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). This update simplifies goodwill impairment testing by eliminating step two from the goodwill impairment test. Under the updated standard, the Company still has the option to perform its annual, or interim, goodwill impairment test using the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The quantitative impairment test is to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The updated standard requires most leases to be reflected on the balance sheet. It also aligns many of the underlying principles of the new lessor model with those of ASC No. 606, Revenue from Contracts with Customers. The updated standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard is expected to result in a significant increase to the Company’s consolidated balance sheets for lease assets and liabilities, and the Company is currently evaluating the other effects the updated standard will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequent to that, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. The updated standard and related clarifications will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard becomes effective for the Company in the first quarter of 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures. From the results of the preliminary review, the Company believes the impact of adopting the updated standard primarily relates to the timing of the recognition of variable consideration. Under current guidance, the Company accounts for sales incentives offered to its customers at the later of the date at which the Company has sold the product or the date at which the program is offered. The new guidance requires earlier recognition if the sales incentive is implied by the Company’s customary business practice, even if the Company has not yet explicitly communicated its intent to make the payment to the customer. Analysis of the Company’s historical and future trends and use of judgment are required. The Company is in the process of quantifying such impact and, based upon the current portfolio of contracts, such financial impact is not expected to be material, however it is expected that disclosure will be enhanced. The Company anticipates using the modified retrospective adoption method.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2017	2016
Basic earnings per share:
Weighted-average shares outstanding	183.5	186.6
Net earnings attributable to shareholders	$119.9	$72.7
Dividends and undistributed earnings attributable to unvested shares	(0.7)	(0.3)
Net earnings attributable to shareholders used for basic earnings per share calculation	$119.2	$72.4
Net earnings attributable to shareholders per share	$0.65	$0.39
Diluted earnings per share:
Weighted-average shares outstanding	183.5	186.6
Incremental shares outstanding assuming the exercise/vesting of dilutive stock options/performance shares	0.4	0.1
Weighted-average shares — diluted	183.9	186.7
Net earnings attributable to shareholders	$119.9	$72.7
Dividends and undistributed earnings attributable to unvested shares	(0.7)	(0.3)
Net earnings attributable to shareholders used for diluted earnings per share calculation	$119.2	$72.4
Net earnings attributable to shareholders per share	$0.65	$0.39

Potential shares outstanding from all stock-based awards were 3.6 million as of March 31, 2017 and 2016, of which 3.2 million and 3.5 million were not included in the diluted earnings per share calculation for the three months ended March 31, 2017 and 2016, respectively.

4.                           INCOME TAXES

The Company’s effective tax rate (“ETR”) differs from the statutory tax rate predominantly due to the favorable impact of tax rulings and agreements in various foreign jurisdictions. The Company and the Dutch tax authorities previously agreed to the appropriate remuneration attributable to Dutch manufacturing activities through the year ending December 31, 2019. In addition, the Company negotiated a tax ruling under which certain profits in Singapore are eligible for favorable taxation through the year ending December 31, 2027.

For the three months ended March 31, 2017 and 2016, the ETR was 8.1% and 38.1%, respectively. The 30.0% change in the ETR was driven by the following benefits: (i) 23.3% related to the Company’s Venezuelan subsidiary which incurred a remeasurement loss on its monetary assets and an impairment charge on its long-lived assets in 2016 (both of which provided no tax benefit in 2016), (ii) 10.8% due to higher tax credit recognition associated with the repatriation of foreign earnings, (iii) 7.6% from changes in reserves for uncertain tax positions, and (iv) 1.7% from a series of additional items which are insignificant both individually and in the aggregate. These benefits were offset by a 13.4% impact from unfavorable changes in the Company’s geographic earnings mix.

The Company’s gross reserve for uncertain tax positions including penalties and interest, as of March 31, 2017 and December 31, 2016, was $208.3 million and $199.3 million, respectively. The Company believes that it has adequately provided for all uncertain tax positions. The Company is currently under examination by taxing authorities in various jurisdictions in which it operates, including its two largest businesses in the United States and China. It is reasonably possible that new issues may be raised by tax authorities and that these issues may require increases in the balance of the reserve for uncertain tax positions. A reversal of uncertain tax positions up to $50 million, of which approximately $27 million would impact the effective tax rate, is reasonably possible in the next 12 months due to the running of statutes of limitations and settlements with various taxing authorities.

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

The following table summarizes net sales and earnings before interest and income taxes for each of the reportable segments:

	Three Months Ended March 31,
	Net Sales		Earnings Before Interest and Income Taxes
(Dollars in millions)	2017	2016	2017	2016
Asia	$434.1	$500.6	$116.8	$169.1
Latin America	156.2	160.3	39.8	40.8
North America/Europe	293.2	301.2	69.0	82.0
Total reportable segments	883.5	962.1	225.6	291.9
Corporate and Other	—	—	(70.5)	(141.8)
Total	$883.5	$962.1	$155.1	$150.1

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

A summary of restructuring charges recognized within other (income)/expenses - net during the three months ended March 31, 2017 and 2016 and related reserves associated with Fuel for Growth as of March 31, 2017 is as follows:

Restructuring Charges	Three Months Ended
(Dollars in millions)	March 31, 2017	March 31, 2016
Severance and Employee Benefits	$7.9	$8.2
Asset Write-off	—	0.3
Other Costs	2.0	0.6
	$9.9	$9.1

Restructuring Reserves	Severance and Employee Benefits (1)	Contract Termination (2)	Other Costs (3)	Total
(Dollars in millions)
Balance as of January 1, 2017	$14.2	$10.3	$3.0	$27.5
Charges	7.9	—	2.0	9.9
Cash Payments	(6.3)	(3.5)	(0.3)	(10.1)
Balance as of March 31, 2017	$15.8	$6.8	$4.7	$27.3

Balance as of January 1, 2016	$9.5	$10.3	$—	$19.8
Charges	8.2	—	0.6	8.8
Cash Payments	(6.9)	—	(0.6)	(7.5)
Balance as of March 31, 2016	$10.8	$10.3	$—	$21.1
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

7.                                      EMPLOYEE STOCK BENEFIT PLANS

The following table summarizes stock-based compensation expense related to stock options, performance share awards and restricted stock units.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Stock options	$2.5	$2.1
Performance share awards	1.4	2.3
Restricted stock units	5.5	3.4
Total pre-tax stock-based compensation expense	$9.4	$7.8
Net tax benefit related to stock-based compensation expense	$(3.1)	$(2.7)

During the three months ended March 31, 2017, the Company granted the following awards:

(Shares in millions)	Options/Shares Granted	Weighted- Average Grant Date Fair Value
Performance share awards	0.1	$84.87
Restricted stock units	0.5	$87.79

As of March 31, 2017, the Company had the following award expense yet to be recognized:

(Dollars in millions)	Unrecognized Compensation Expense	Expected Weighted-Average Period to be Recognized (years)
Stock options	$6.7	2.0
Performance share awards	10.0	1.2
Restricted stock units	71.9	2.6
Total	$88.6

8.                                    PENSION AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The net periodic benefit cost of the Company’s defined benefit pension and post-employment benefit plans includes:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(Dollars in millions)	2017	2016	2017	2016
Service cost – benefits earned during the period	$0.9	$0.7	$0.3	$0.3
Interest cost on projected benefit obligations	2.7	3.0	0.4	0.4
Expected return on plan assets	(4.0)	(4.1)	—	—
Net periodic benefit cost	$(0.4)	$(0.4)	$0.7	$0.7
Net actuarial (gains)/losses	—	6.1	—	—
Total net periodic expense/(benefit)	$(0.4)	$5.7	$0.7	$0.7

The Company remeasures its U.S. pension plan when year-to-date aggregate lump sum settlements exceed anticipated interest costs for the year, and in each subsequent quarter of that fiscal year. Because aggregate lump sum settlements did not exceed anticipated 2017 annual interest costs during the first quarter of 2017, there was no remeasurement, and therefore no actuarial gain or loss was recognized during the three months ended March 31, 2017. Because aggregate lump sum settlements exceeded anticipated 2016 annual interest costs during the first quarter of 2016, the Company remeasured its U.S. pension plan during the first quarter of 2016 and recognized a net actuarial loss of $6.1 million during the three months ended March 31, 2016.

During the three months ended March 31, 2017, the Company contributed $0.1 million to foreign pension plans. During the three months ended March 31, 2016, the Company made no contributions to pension plans.

9.                              OTHER (INCOME)/EXPENSES - NET

The components of other (income)/expenses - net were:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Restructuring, severance and other related costs—net	$9.9	$9.3
Merger related costs	6.8	—
Administrative office relocation	4.8	—
Foreign exchange (gains)/losses—net	1.9	33.7
Venezuela long-lived asset impairments	—	45.9
Legal, settlements and other—net	(0.6)	(0.6)
Other (income)/expenses—net	$22.8	$88.3

During the three months ended March 31, 2017 and 2016, restructuring, severance and other related costs—net included $9.9 million and $9.1 million, respectively, of restructuring costs associated with the Fuel for Growth program. See “—Note 6. Restructuring” for additional information.

Merger related costs for the three months ended March 31, 2017 included costs incurred by the Company associated with the proposed merger with Reckitt Benckiser. See “—Note 19. Mergers and Acquisitions” for additional information.

During the three months ended March 31, 2017, administrative office relocation included costs associated with moving the Company’s administrative offices in the U.S., including contract termination fees.

Foreign exchange (gains)/losses—net includes the re-measurement of U.S. dollar denominated intercompany loans, payables, and royalties for the three months ended March 31, 2017 and 2016, as well as foreign currency devaluation recognized in the Company’s Venezuelan subsidiary of $32.3 million for the three months ended March 31, 2016. See “—Note 17. Venezuela Matters” for additional information.

During the three months ended March 31, 2016, the Company recognized impairment charges of $45.9 million on long-lived assets of its Venezuelan subsidiary. See “—Note 17. Venezuela Matters” for additional information.

10.                                      NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in operating entities in China, Argentina and Indonesia, respectively.

11.                               INVENTORIES - NET

The major categories of inventories - net were as follows:

(Dollars in millions)	March 31, 2017	December 31, 2016
Finished goods	$289.2	$262.9
Work in process	61.8	64.1
Raw and packaging materials	147.5	146.5
Inventories - net	$498.5	$473.5

12.                               LONG-LIVED ASSETS

Property, Plant and Equipment - net

The major categories of property, plant and equipment were as follows:

(Dollars in millions)	March 31, 2017	December 31, 2016
Land	$8.2	$8.1
Buildings and improvements	775.4	739.8
Machinery, equipment and fixtures	868.3	823.9
Construction in progress	73.0	110.4
Accumulated depreciation	(761.3)	(733.6)
Property, plant and equipment — net	$963.6	$948.6

Other Intangible Assets - net

The Company tests intangible assets not subject to amortization for impairment in the third quarter of each year and whenever an event occurs or circumstances change that indicate that it is more likely than not that the asset is impaired. No events have occurred through March 31, 2017 that would require the Company to review intangible assets not subject to amortization for impairment subsequent to the review performed during the third quarter of 2016.
The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017			December 31, 2016
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trademark(1) .	$14.2	$—	$14.2	$14.4	$—	$14.4
Non-compete agreement(1) .	2.8	—	2.8	2.8	—	2.8
Sub-total	17.0	—	17.0	17.2	—	17.2
Amortizable intangible assets:
Computer software	146.8	(120.6)	26.2	145.4	(117.3)	28.1
Distributor-customer relationship(2).	1.4	(0.7)	0.7	1.4	(0.7)	0.7
Sub-total	148.2	(121.3)	26.9	146.8	(118.0)	28.8
Total other intangible assets	$165.2	$(121.3)	$43.9	$164.0	$(118.0)	$46.0
(1) Changes in balances result from currency translation.
(2) Changes in balances result from currency translation and amortization (10 year life).

Non-Cash Activity
Capital expenditures and the cash outflow for capital expenditures were as follows:

(Dollars in millions)	Capital expenditures	Cash outflow for capital expenditures	Increase/(Decrease) in capital expenditures not paid
Three Months Ended March 31, 2017	$29.8	$48.5	$(18.7)
Three Months Ended March 31, 2016	$17.2	$55.6	$(38.4)

13.                              GOODWILL

The Company tests goodwill for impairment in the third quarter of each year and whenever an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. No events have occurred through March 31, 2017 that would require the Company to review goodwill for impairment subsequent to the review performed in the third quarter of 2016.
For the three months ended March 31, 2017 and 2016, the change in the carrying amount of goodwill by reportable segment was as follows:

(Dollars in millions)	Asia	Latin America	North America/ Europe	Total
Balance as of January 1, 2017	$—	$89.9	$19.0	$108.9
Translation adjustments	—	4.2	—	4.2
Balance as of March 31, 2017	$—	$94.1	$19.0	$113.1

Balance as of January 1, 2016	$—	$107.0	$19.0	$126.0
Translation adjustments	—	(6.0)	—	(6.0)
Balance as of March 31, 2016	$—	$101.0	$19.0	$120.0

As of March 31, 2017, the Company had no accumulated impairment loss.

14.                               DEBT

Short-Term Borrowings

As of March 31, 2017 and December 31, 2016, the Company’s short-term borrowings were $4.5 million and $3.9 million, respectively, and consisted of borrowings made by the Company’s subsidiary in Argentina. The short-term borrowings in Argentina had a weighted-average interest rate of 27.5% as of March 31, 2017.

Revolving Credit Facility

As of March 31, 2017 and December 31, 2016, the Company had no borrowings against its $750.0 million revolving credit facility, and the Company had $750.0 million available at March 31, 2017. The revolving credit facility contains financial covenants and the Company was in compliance with these financial covenants as of March 31, 2017. Any borrowings under the facility are repayable at maturity in June 2019.

Long-Term Debt

The components of long-term debt were as follows:

(Dollars in millions)	March 31, 2017	December 31, 2016
Principal Value:
4.900% Notes due 2019 (“2019 Notes”)	$700.0	$700.0
3.000% Notes due 2020 (“2020 Notes”)	750.0	750.0
4.125% Notes due 2025 (“2025 Notes”)	750.0	750.0
5.900% Notes due 2039 (“2039 Notes”)	300.0	300.0
4.600% Notes due 2044 (“2044 Notes”)	500.0	500.0
Sub-total	3,000.0	3,000.0
Adjustments to Principal Value:
Unamortized basis adjustment for settled interest rate swaps	4.7	5.1
Unamortized bond discount	(4.2)	(4.3)
Unamortized debt issuance costs	(18.8)	(19.4)
Fair-value interest rate swaps	(8.4)	(5.2)
Long-term debt	$2,973.3	$2,976.2

Using quoted prices in markets that are not active, long-term debt is classified as Level 2 in the fair value hierarchy. The Company determined that the fair value of its long-term debt was $3,165.2 million as of March 31, 2017.

The components of interest expense-net were as follows:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Interest expense	$30.8	$29.0
Interest income	(3.7)	(2.8)
Interest expense-net	$27.1	$26.2

15.                               DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

The Company is exposed to market risk due to changes in foreign currency exchange rates, commodities pricing and interest rates. To manage that risk, the Company enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. The Company does not enter into derivatives for speculative purposes. These financial instruments are classified as Level 2 in the fair value hierarchy at March 31, 2017 and December 31, 2016, and there were no transfers between levels in the fair value hierarchy during the periods then ended.

The following table summarizes the fair value of the Company's outstanding derivatives:

(Dollars in millions)	Hedge Designation	Balance Sheet Location	March 31, 2017	December 31, 2016
Foreign exchange contracts	Cash Flow	Prepaid expenses and other assets	$3.6	$10.9
Interest rate swaps	Fair Value	Other assets	—	1.1
Foreign exchange contracts	Cash Flow	Accrued expenses	(1.8)	(0.2)
Interest rate swaps	Fair Value	Other liabilities	(8.4)	(6.3)
Commodity contracts	Cash Flow	Accrued expenses	(0.2)	—
Net asset/(liability) of derivatives designated as hedging items			$(6.8)	$5.5

While certain derivatives are subject to netting arrangements with the Company’s counterparties, the Company does not offset derivative assets and liabilities within the consolidated balance sheets presented herein.
The Company’s derivative financial instruments present certain market and counterparty risks; however, concentration of counterparty risk is mitigated as the Company deals with a variety of major banks worldwide whose long-term debt at hedge inception is rated A- or higher by Standard & Poor’s Rating Service, Fitch Ratings or Moody’s Investors Service, Inc. In addition, only conventional derivative financial instruments are used. The Company would not be materially impacted if any of the counterparties to the derivative financial instruments outstanding at March 31, 2017 failed to perform according to the terms of its agreement. Based upon the risk profile of the Company’s portfolio, MJN does not require collateral or any other form of securitization to be furnished by the counterparties to its derivative financial instruments.

Cash Flow Hedges

As of March 31, 2017 and December 31, 2016, the Company has cash flow hedges which qualify as hedges of forecasted cash flows, with the effective portion of changes in fair value temporarily reported in accumulated other comprehensive income (loss). During the period that the underlying hedged transaction impacts earnings, the effective portion of the changes in the fair value of the cash flow hedges is recognized within earnings. The Company assesses effectiveness at inception and on a quarterly basis. These assessments determine whether derivatives designated as qualifying hedges continue to be highly effective in offsetting changes in the cash flows of hedged items. Any ineffective portion of the change in fair value is included in current period earnings. Cash flow hedges are valued using quoted prices in markets that are not active.

The Company will discontinue cash flow hedge accounting when the forecasted transaction is no longer probable of occurring on the originally forecasted date, or 60 days thereafter, or when the hedge is no longer effective. For the three months ended March 31, 2017, the Company discontinued cash flow hedge accounting for an insignificant number of hedges with a negligible net impact to the income statement as the underlying transaction was no longer probable. For the three months ended March 31, 2016, the Company did not discontinue any cash flow hedges.

Foreign Exchange Contracts

The Company uses foreign exchange contracts to hedge forecasted transactions, primarily foreign currency denominated intercompany purchases anticipated in the next 15 months and designates these derivative instruments as foreign currency cash flow hedges when appropriate. When the underlying intercompany purchases impact the Company’s consolidated earnings, the effective portion of the hedge is recognized within cost of products sold, and ineffectiveness related to the Company’s foreign exchange hedges on earnings is recognized within other (income)/expenses - net. The ineffective portion of the hedges was $1.3 million for the three months ended March 31, 2017 and 2016.
The table below summarizes the Company’s outstanding foreign exchange forward contracts at March 31, 2017. The fair value of all foreign exchange forward contracts is based on quarter-end forward currency rates. The fair value of foreign exchange forward contracts should be viewed in relation to the fair value of the underlying hedged transactions and the overall reduction in exposure to fluctuations in foreign currency exchange rates.

(Dollars in millions)	Weighted-average Forward Rate	Notional Amount	Fair Value Asset
Foreign exchange contracts:
Cash flow hedges:
Canadian dollar	1.32	$72.5	$0.6
Mexican peso	19.84	43.4	(1.4)
Malaysian ringgit	4.30	37.6	1.4
Philippine peso	49.34	43.0	1.2
Total foreign exchange contracts		$196.5	$1.8

The change in accumulated other comprehensive income (loss) and the impact on earnings from foreign exchange contracts that qualified as cash flow hedges were as follows:

(Dollars in millions)	2017	2016
Balance—January 1	$10.1	$10.1
Derivatives qualifying as cash flow hedges deferred in other comprehensive income	(4.2)	(11.9)
Derivatives qualifying as cash flow hedges reclassified to cost of products sold (effective portion)	(3.0)	(6.3)
Change in deferred taxes	2.2	4.2
Balance—March 31	$5.1	$(3.9)

At March 31, 2017, the balance of the effective portion of changes in fair value on foreign exchange forward contracts that qualified for cash flow hedge accounting included in accumulated other comprehensive income was $5.1 million, $4.6 million of which is expected to be reclassified into earnings within the next 12 months.

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

As of March 31, 2017, the Company had commodity contracts outstanding which committed the Company to approximately $6.3 million of forecasted non-fat dry milk purchases. The effective portion of commodity derivatives qualifying as cash flow hedges is deferred in accumulated other comprehensive income (loss), and the ineffective portion is recognized within other (income)/expenses - net. Commodity derivatives qualifying as cash flow hedges deferred in accumulated other comprehensive loss at March 31, 2017 was $0.2 million and insignificant at December 31, 2016. During the three months ended March 31, 2017, the Company had no ineffectiveness on commodities. For the three months ended March 31, 2016, the ineffective portion recognized within other (income)/expenses - net was $0.5 million.

Fair Value Hedges

Interest Rate Swaps
During the second quarter of 2014, the Company entered into eight interest rate swaps with multiple counterparties, which have an aggregate notional amount of $700.0 million of outstanding principal. This series of swaps effectively converts the $700.0 million of 2019 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of March 31, 2017, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $1.3 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively.

In the fourth quarter of 2015, the Company entered into six interest rate swaps with multiple counterparties to mitigate interest rate exposure associated with the 2020 Notes. The swaps have an aggregate notional amount of $750.0 million of outstanding principal. This series of swaps effectively converts the $750.0 million of 2020 Notes from fixed to floating rate debt for the remainder of their term. These interest rate swaps were outstanding as of March 31, 2017, and the conversion of fixed to floating rate resulted in a reduction in interest expense of $1.2 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the interest rate swaps outstanding as of March 31, 2017. The interest rate swaps for the 2019 Notes have a hedge inception date of May 2014, and the interest rate swaps for the 2020 Notes have an inception date of November 2015. The expiration dates of the interest rate swaps are equal to the stated maturity dates of the underlying debt. Interest rate swaps are valued using third party valuation models.

				Fair Value Asset/(Liability)
(Dollars in millions)	Notional Amount of Underlying	Fixed Rate Received	Variable Rate Paid (U.S. 3 Month LIBOR +)	March 31, 2017	December 31, 2016
Swaps associated with the 2019 Notes	$700.0	4.9%	3.14%	$(0.5)	$1.1
Swaps associated with the 2020 Notes	$750.0	3.0%	1.38%	$(7.9)	$(6.3)
See “—Note 14. Debt” for additional information regarding the Company’s debt.

Other Financial Instruments

The Company does not hedge the interest rate risk associated with money market funds, which totaled $251.6 million and $1,022.0 million as of March 31, 2017 and December 31, 2016, respectively. Money market funds are classified as Level 2 in the fair value hierarchy and are included in cash and cash equivalents on the balance sheet. The money market funds have quoted market prices that are equivalent to par.

16.                               EQUITY

Changes in common shares and treasury stock were as follows:

(Dollars and shares in millions)	Common Shares Issued	Treasury Stock	Cost of Treasury Stock
Balance as of January 1, 2017	188.3	4.9	$362.6
Stock-based Compensation	0.3	—	—
Balance as of March 31, 2017	188.6	4.9	$362.6

Balance as of January 1, 2016	191.4	4.9	$362.6
Stock-based Compensation	0.2	—	—
Balance as of March 31, 2016	191.6	4.9	$362.6

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of performance share awards and restricted stock units. Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized using the first-in first-out method.

Share Repurchase Authorizations

In September 2013, the Company’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization did not have an expiration date. During the first quarter of 2016, the Company did not repurchase any shares pursuant to the 2013 Authorization. As of March 31, 2016, the Company had $0.4 million remaining available under the 2013 Authorization. In the third quarter of 2016, the Company repurchased $0.4 million of its common stock which completed all purchases remaining under the 2013 Authorization.

In October 2015, the Company’s board of directors approved a share repurchase authorization of an additional $1,500.0 million of the Company’s common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date. During the first quarters of 2017 and 2016, the Company did not repurchase any shares pursuant to the 2015 Authorization. As of March 31, 2017, the Company had $400.0 million remaining available under the 2015 Authorization.

Under the Merger Agreement (as defined in “—Note 19. Mergers and Acquisitions”), the Company is prohibited from redeeming, repurchasing or otherwise acquiring or offering to redeem, repurchase, or otherwise acquire its common stock or other securities, other than shares surrendered to the Company to pay the exercise price in connection with the exercise of employee stock options and shares surrendered to the Company to satisfy tax withholding obligations in connection with the exercise of employee stock options or the vesting of restricted stock units and performance share awards.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Deferred Gains/(Losses) on Derivatives Qualifying as Hedges	Pension and Other Post-employment Benefits	Total	Noncontrolling Interest
Balance as of January 1, 2017	$(395.0)	$(15.6)	$(0.8)	$(411.4)	$(13.2)
Deferred Gains/(Losses)	33.3	(4.4)	—	28.9	—	(1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	(2.4)	—	(2.4)	—
Tax Benefit/(Expense)	(0.5)	2.1	—	1.6	—
Balance as of March 31, 2017	$(362.2)	$(20.3)	$(0.8)	$(383.3)	$(13.2)

Balance as of January 1, 2016	$(329.8)	$(17.2)	$(0.8)	$(347.8)	$(12.7)
Deferred Gains/(Losses)	6.7	(11.6)	—	(4.9)	(0.8)	(1)
Reclassification Adjustment for (Gains)/Losses Included in Net Earnings	—	(5.5)	—	(5.5)	—
Tax Benefit/(Expense)	0.2	3.8	—	4.0	—
Balance as of March 31, 2016	$(322.9)	$(30.5)	$(0.8)	$(354.2)	$(13.5)
(1) Represents foreign currency translation adjustments.

Reclassification adjustments out of accumulated other comprehensive loss were as follows:

	Three Months Ended March 31,
	Affected Statement of Earnings Lines
(Dollars in millions)	Cost of Products Sold		Tax Benefit/(Expense)		Net
	2017	2016	2017	2016	2017	2016
Deferred Gains/(Losses) on Derivatives Qualifying as Hedges:
Forward Exchange Contracts	$3.0	$6.3	$(0.1)	$(0.6)	$2.9	$5.7
Commodity Contracts	(0.2)	(0.4)	0.1	0.2	(0.1)	(0.2)
Interest Rate Forward Swap	(0.4)	(0.4)	0.1	0.1	(0.3)	(0.3)
Total Reclassifications	$2.4	$5.5	$0.1	$(0.3)	$2.5	$5.2

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

In March 2016, the Venezuelan government devalued its currency and reduced its existing three tiered system to a two tiered system by eliminating the intermediary SICAD rate. The CENCOEX Official Rate, which continues to be used for purchases of certain essential goods, was changed to 10.0 VEF to 1.0 USD and is now referred to as DIPRO. Additionally, the SIMADI rate was replaced by a new market based rate known as DICOM, which governs all transactions not covered by DIPRO. The VEF as measured at the DICOM rate has continued to devalue against the USD throughout 2016 and 2017.

The rates were as follows:

(VEF to 1.0 USD)	March 31, 2017	December 31, 2016	March 31, 2016
DIPRO	10.0	10.0	10.0
DICOM	709.7	673.8	272.9

Effect on the Company’s Results

Due to the elimination of the SICAD rate in March 2016, the Company adopted the DICOM rate for purposes of remeasuring the monetary assets and liabilities of its Venezuela subsidiary effective March 10, 2016 because the Company believes the DICOM rate would now be used to settle future intercompany dividend remittances. The remeasurement impact of this adoption was a loss of $32.3 million, recognized during the first quarter of 2016 as a component of other (income)/expenses - net. For the three months ended March 31, 2017, the impact of foreign currency was negligible.

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

Net sales in the Venezuelan subsidiary were negligible as a percent of total Company net sales for the three months ended March 31, 2017. In addition, the Venezuelan subsidiary’s earnings were not a material component of MJN’s consolidated results during the three months ended March 31, 2017.

Remaining Asset Exposures
The Venezuelan subsidiary had net monetary assets and net non-monetary assets that were negligible individually and in aggregate to the Company’s total net assets as of March 31, 2017.

18.                               COMMITMENTS AND CONTINGENCIES

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

Litigation Related to the Merger

See “—Note 19. Mergers and Acquisitions” for information and definitions regarding the Company’s pending transaction with Reckitt Benckiser Group plc (“Reckitt Benckiser”).

On February 14, 2017, a stockholder of the Company filed a purported stockholder class action lawsuit in Cook County, Illinois, captioned Kirkham v. Altschuler, et al., 2017-CH-02109. The defendants are the Company, the individual members of the board of directors, Reckitt Benckiser and Marigold Merger Sub, Inc., a wholly owned indirect subsidiary of Reckitt Benckiser (“Merger Sub”). The lawsuit alleges that the Company’s board of directors violated their fiduciary duties and that the Company, Reckitt Benckiser and Merger Sub aided and abetted such breaches, in each case in connection with the transactions contemplated by the Merger Agreement (as defined below). The lawsuit seeks, among other things, to enjoin consummation of the Merger (as defined below). On March 28, 2017, the plaintiff stockholder filed an amended complaint. In addition to the allegations of the original complaint, the amended complaint further alleges that the defendants failed to disclose certain information in the preliminary proxy statement, filed with the SEC on March 13, 2017.  The plaintiff alleges that this omitted information is material for stockholders to vote on the Merger.  The amended complaint alleges the same causes of actions against the same defendants and seeks the same relief as did the original complaint. The Company and its directors intend to vigorously defend against the allegations in the complaint.

On March 21, 2017, a stockholder of the Company filed a purported stockholder class action lawsuit in the United States District Court for the District of Delaware, captioned Steinberg v. Mead Johnson Nutrition Company, et al., 1:17-cv-00304. The defendants are the Company, the individual members of the board of directors, Reckitt Benckiser and Merger Sub. The lawsuit alleges that the Company’s preliminary proxy statement, filed with the SEC on March 13, 2017, is false and misleading with respect to the Merger and thus the Company and the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934 as well as SEC Rule 14a-9 and Reckitt Benckiser and the individual defendants violated Section 20(a) of the Securities Exchange Act of 1934. The lawsuit seeks, among other things, to enjoin consummation of the Merger. The Company and its directors intend to vigorously defend against the allegations in the complaint.

On March 27, 2017, a stockholder of the Company filed a purported stockholder class action lawsuit in the United States District Court for the District of Delaware, captioned Rubin v. Mead Johnson Nutrition Company, et al., 1:17-cv-00325. The defendants are the Company, the individual members of the board of directors, Reckitt Benckiser and Merger Sub. The lawsuit alleges that the Company’s preliminary proxy statement, filed with the SEC on March 13, 2017, is false and misleading with respect to the Merger and thus all defendants violated Section 14(a) of the Securities Exchange Act of 1934 as well as SEC Rule 14a-9 and the individual defendants violated Section 20(a) of the Securities Exchange Act of 1934. The lawsuit seeks, among other things, to enjoin consummation of the Merger. The Company and its directors intend to vigorously defend against the allegations in the complaint.

On March 27, 2017, a stockholder of the Company filed a purported stockholder class action lawsuit in the United States District Court for the District of Delaware, captioned Solak v. Mead Johnson Nutrition Company, et al., 1:17-cv-00325. The defendants are the Company, the individual members of the board of directors, Reckitt Benckiser and Merger Sub. The lawsuit alleges that the Company’s preliminary proxy statement, filed with the SEC on March 13, 2017, is false and misleading with respect to the Merger and thus the Company and the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934 as well as SEC Rule 14a-9 and all defendants violated Section 20(a) of the Securities Exchange Act of 1934. The lawsuit seeks, among other things, to enjoin consummation of the Merger. The Company and its directors intend to vigorously defend against the allegations in the complaint.

On March 30, 2017, a stockholder of the Company filed a purported stockholder class action lawsuit in the United States District Court for the District of Delaware, captioned Walters v. Mead Johnson Nutrition Company, et al., 1:17-cv-00344. The defendants are the Company and the individual members of the board of directors. The lawsuit alleges that the Company’s preliminary proxy statement, filed with the SEC on March 13, 2017, is false and misleading with respect to the Merger and thus all defendants violated Section 14(a) of the Securities Exchange Act of 1934 and the individual defendants violated Section 20(a) of the Securities Exchange Act of 1934. The lawsuit seeks, among other things, to enjoin consummation of the Merger. The Company and its directors intend to vigorously defend against the allegations in the complaint.

19.                               MERGERS AND ACQUISITIONS

Merger Agreement

On February 10, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reckitt Benckiser and Merger Sub, pursuant to which Reckitt Benckiser will indirectly acquire the Company by means of a merger of Merger Sub with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”). The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s board of directors.

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

Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, among others: (i) the affirmative vote of the holders of a majority of the Company's outstanding shares of common stock; (ii) the affirmative vote of a simple majority of Reckitt Benckiser’s shareholders at a shareholder meeting; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), and the receipt of certain other non-United States regulatory approvals required to consummate the Merger; and (iv) in the case of Reckitt Benckiser's obligations to consummate the Merger, the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). Reckitt Benckiser and Merger Sub's respective obligations to consummate the Merger are not subject to any financing condition or other contingency. With regard to subsection (iii) of the foregoing sentence, the Company received early termination of the HSR waiting period effective as of March 24, 2017.

Australian Asset Acquisition
On February 27, 2017, the Company announced that it has reached an agreement to acquire assets from Bega Cheese Limited (“Bega”).  In connection with this transaction, the Company is acquiring from Bega a spray dryer and a finishing plant in Australia and will enter into service agreements to support the operation of those assets. The aggregate consideration for the asset purchase was approximately AUD $200 million for which the Company deposited $153.8 million into an escrow account held by a third-party in anticipation of funding this transaction. At March 31, 2017 that escrow account translated to $152.5 million and was included in restricted cash as the funds were to be disbursed to Bega when certain conditions have been satisfied by both parties. The asset purchase was completed on April 24, 2017. In accordance with the relevant transaction documents, Bega received AUD $180 million (USD $136.1 million) on completion and will receive the remaining AUD $20 million balance of the purchase price on or before December 31, 2017.

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

We continue to note exposures related to adverse foreign currency exchange rates similar to those highlighted in the Annual Report on Form 10-K for the year ended December 31, 2016. We remain cautious of the impact of such exchange rates on our reported results because a substantial portion of our business is outside of the U.S. and the U.S. dollar has recently been strengthening in relation to many relevant currencies. We have implemented certain measures to offset some of the impact of adverse foreign exchange. However, if the U.S. dollar continues to strengthen or does so at an accelerated pace, we may experience a greater impact to our business.

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

Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including, among others: (i) the affirmative vote of the holders of a majority of the Company's outstanding shares of common stock; (ii) the affirmative vote of a simple majority of Reckitt Benckiser’s shareholders at a shareholder meeting; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), and the receipt of certain other non-United States regulatory approvals required to consummate the Merger; and (iv) in the case of Reckitt Benckiser's obligations to consummate the Merger, the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). Reckitt Benckiser and Merger Sub's respective obligations to consummate the Merger are not subject to any financing condition or other contingency. With regard to subsection (iii) of the foregoing sentence, the Company received early termination of the HSR waiting period effective as of March 24, 2017.

Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 13, 2017.

Three Months Results of Operations

Below is a summary of comparative results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions, except per share data)	2017	2016	% Change	2017	2016
Net Sales	$883.5	$962.1	(8)%
Gross Profit	553.3	614.5	(10)%	63%	64%
Operating Expenses	398.2	464.4	(14)%	45%	48%
Earnings before Interest and Income Taxes	155.1	150.1	3%	18%	16%
Interest Expense—net	27.1	26.2	3%	3%	3%
Earnings before Income Taxes	128.0	123.9	3%	14%	13%
Provision for Income Taxes	10.4	47.2	(78)%	1%	5%
Effective Tax Rate	8.1%	38.1%
Net Earnings	117.6	76.7	53%	13%	8%
Less: Net Earnings/(Loss) Attributable to Noncontrolling Interests	(2.3)	4.0	n/m	—%	—%
Net Earnings Attributable to Shareholders	$119.9	$72.7	65%	14%	8%
Weighted-Average Common Shares— Diluted	183.9	186.7
Earnings per Common Share—Diluted	$0.65	$0.39	67%

The results for the three months ended March 31, 2017 and 2016 include several items that affect the comparability of our results. These items include significant expenses/(income) not indicative of ongoing results (“Specified Items”) and are listed in the table below.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Restructuring, severance and other related costs	$9.9	$9.9
Merger related costs	6.8	—
Administrative office relocation	6.0	—
Venezuela long-lived asset impairments and foreign exchange losses	—	78.2
Pension and other post-employment adjustments	—	6.1
Tax matters and the income tax impact on Specified Items	(5.9)	(3.5)

For the three months ended March 31, 2017, Specified Items consisted of $9.9 million of charges related to the Company’s ongoing Fuel for Growth initiatives, $6.8 million of charges incurred by the Company associated with the Merger, and $6.0 million of costs related to moving the Company’s administrative offices in the U.S., including contract termination fees.

During the three months ended March 31, 2016, Specified Items consisted of $78.2 million of long-lived asset impairment charges and foreign exchange losses in Venezuela, $9.1 million of charges related to the Company’s ongoing Fuel for Growth initiatives, and a loss of $6.1 million related to the remeasurement of a defined benefit pension plan, primarily driven by a decrease in the interest rate.

For additional information on these Specified Items, see “Item 1. Financial Statements—Note 6. Restructuring, —Note 8. Pension and Other Post-Employment Benefit Plans, —Note 17. Venezuela Matters, and —Note 19. Mergers and Acquisitions.”

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

Net Sales

We recognize revenue net of various sales adjustments to arrive at net sales as reported on the statements of earnings. These adjustments are referred to as gross-to-net sales adjustments. The reconciliation of gross sales to net sales is as follows:

	Three Months Ended March 31,		% of Gross Sales
(Dollars in millions)	2017	2016	2017	2016
Gross Sales	$1,229.4	$1,293.5	100%	100%
Gross-to-Net Sales Adjustments
Women, Infant and Children (“WIC”) Rebates	179.8	183.2	14%	14%
Sales Discounts	108.7	85.7	9%	7%
Returns	24.3	20.9	2%	2%
Other (including Cash Discounts, Coupons)	33.1	41.6	3%	3%
Total Gross-to-Net Sales Adjustments	345.9	331.4	28%	26%
Total Net Sales	$883.5	$962.1	72%	74%

The total gross-to-net sales adjustments increased as a percentage of gross sales to 28% in 2017 from 26% in 2016, primarily driven by an increase in sales discounts. Sales discounts increased due to trade investments in support of product launches and channel transition in China.

Net sales by reportable segments are shown in the table below:

	Three Months Ended March 31,			% Change Due to
(Dollars in millions)	2017	2016	% Change	Volume	Price/Mix	Foreign Exchange
Asia	$434.1	$500.6	(13)%	(10)%	—%	(3)%
Latin America	156.2	160.3	(3)%	(5)%	11%	(9)%
North America/Europe	293.2	301.2	(3)%	(6)%	4%	(1)%
Net Sales	$883.5	$962.1	(8)%	(8)%	3%	(3)%

Net sales by product category are shown in the table below:

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions)	2017	2016	% Change	2017	2016
Infant formula	$541.5	$562.9	(4)%	61%	58%
Children’s nutrition	331.2	384.0	(14)%	38%	40%
Other	10.8	15.2	(29)%	1%	2%
Net Sales	$883.5	$962.1	(8)%	100%	100%

Asia
Volume declined 10% in Asia. China represented a 4% volume decline in the segment as reduced demand for locally manufactured products, lower levels of cross-border trade, and lower promotional activities related to the Chinese new year were only partially offset by the successful launch of imported premium products and improved market share within growing channels, including a shift to e-commerce in the Hong Kong channel. The Philippines had an additional 4% adverse impact on sales volume in the segment, equally impacted by market share weakness and the effect of retail inventory adjustments. Category declines in Thailand and Vietnam contributed a 1% decrease in segment volume.

Price/Mix was flat in Asia. In China, increased trade investment led to a 3% decline in segment price. This was offset by 2% favorable sales mix due to imported products in China and 1% price increases in other markets.

Foreign exchange adversely impacted sales in Asia by 3%, of which 2% was due to currency devaluation in China.

Latin America
Volume declined 5% in Latin America. Venezuela represented 2% of this decline following the Company’s prior decision to slow shipments into Venezuela due to constraints placed by the Venezuelan government on the release of U.S. dollars to settle intercompany payables associated with product shipments. Market share losses following competitive pricing in Colombia represented a 2% volume decline in the segment.

Price/Mix increased 11% in Latin America due to price increases, particularly 3% for Enfa products and milk modifiers in Mexico and 2% in Argentina. Venezuela contributed 5% to the price increase in the segment due to inflation, which was fully offset by adverse foreign exchange discussed below.

Foreign exchange adversely impacted sales in Latin America by 9% due to currency devaluation, most notably 5% in Venezuela and 5% in Mexico.

North America/Europe
Volume declined 6% in North America/Europe. In the U.S., sales volume was adversely impacted 3% by market share weakness, 3% from beneficial timing of 2016 retail shipments and 1% by category decline. Canada represented a 1% positive impact to sales volume in the segment from increased sales in infant products.

Price increased 4% in North America/Europe. In the U.S., favorable pricing actions taken in the second quarter of 2016 accounted for two-thirds of the increase and the remainder was due to positive changes in customer discount terms.

Foreign exchange adversely impacted sales in North America/Europe by 1% due to currency devaluation in Europe.

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

Gross Profit

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	% Change
Net Sales	$883.5	$962.1	(8)%
Cost of Products Sold	330.2	347.6	(5)%
Gross Profit	$553.3	$614.5	(10)%
Gross Margin Percentage	62.6%	63.9%

Gross margin percentage was 1.3% lower in 2017 compared to 2016. Gross margin was favorably impacted by lower dairy costs (+1.2%) and the net impact of increased prices and increased trade investments (+0.3%) which were offset by higher cost of new premium products (-1.2%) and adverse foreign exchange (-1.0%).

Operating Expenses

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions)	2017	2016	% Change	2017	2016
Selling, General and Administrative	$193.7	$198.9	(3)%	22%	21%
Advertising and Promotion	160.3	151.8	6%	18%	16%
Research and Development	21.4	25.4	(16)%	2%	3%
Other (Income)/Expenses—net	22.8	88.3	n/m	3%	9%

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased in 2017 compared to 2016 primarily due to $3.4 million of actuarial losses in 2016 related to the remeasurement of a defined benefit pension plan that did not recur in the current year, $10.2 million of beneficial foreign exchange, and higher selling, general and administrative expenses of $3.0 million in Venezuela due to inflation.

Advertising and Promotion Expenses
Advertising and promotion expenses increased in 2017 compared to 2016 primarily due to increased advertising and promotion spending of $7.2 million in Asia mainly related to increasing consumer awareness of imported premium products and channel transition in China.

Research and Development
Research and development expenses decreased in 2017 compared to 2016 mainly due to approximately $3 million of incremental Fuel for Growth savings in 2017, primarily from increased efficiencies in the use of third-party services.

Other (Income)/Expenses—net

		Three Months Ended March 31,
(Dollars in millions)		2017	2016
Restructuring, severance and other related costs—net	—	$9.9	$9.3
Merger related costs		6.8	—
Administrative office relocation		4.8	—
Foreign exchange (gains)/losses—net		1.9	33.7
Venezuela long-lived asset impairments		—	45.9
Legal settlements and other—net		(0.6)	(0.6)
Other (income)/expenses—net		$22.8	$88.3

See “Item 1. Financial Statements—Note 9. Other (Income)/Expenses - Net, —Note 6. Restructuring, —Note 17. Venezuela Matters, and —Note 19. Mergers and Acquisitions” for additional information.

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

	Three Months Ended March 31,			% of Net Sales
(Dollars in millions)	2017	2016	% Change	2017	2016
Asia	$116.8	$169.1	(31)%	27%	34%
Latin America	39.8	40.8	(2)%	26%	26%
North America/Europe	69.0	82.0	(16)%	24%	27%
Corporate and Other	(70.5)	(141.8)	50%	n/a	n/a
EBIT	$155.1	$150.1	3%	18%	16%

EBIT in Asia decreased by $52.3 million in 2017 compared to 2016 primarily due reduced gross profit of $39.4 million from lower sales, higher advertising and promotion spending of $7.2 million mainly related to increasing consumer awareness of imported premium products and channel transition in China as well as $7.2 million of adverse foreign exchange.

EBIT in Latin America decreased by $1.0 million in 2017 compared to 2016 as increased sales were more than offset by higher advertising and promotion expenses of $2.7 million across a number of markets in the segment, higher selling, general and administrative expenses of $3.0 million in Venezuela due to inflation, and $6.3 million of adverse foreign exchange.

EBIT in North America/Europe decreased by $13.0 million in 2017 compared to 2016. The decrease was primarily due to reduced gross profit of $7.8 million from lower sales, higher advertising and promotional expenses of $2.0 million in support of the Enfa product line in the U.S. and $1.1 million of adverse foreign exchange.

Corporate and Other expenses decreased by $71.3 million in 2017 compared to 2016, primarily attributable to $78.2 million of long-lived asset impairment charges and foreign exchange losses in Venezuela in 2016, $6.1 million of actuarial losses related to the remeasurement of a defined benefit pension plan that did not recur in current year, and approximately $2 million of incremental Fuel for Growth savings in 2017. This was slightly offset by charges of $6.8 million related to the Merger and $6.0 million associated with the relocation of administrative offices in the U.S. in 2017.

Interest Expense —net
Net interest expense increased $0.9 million in 2017 compared to 2016. The increase was driven by an increase in the floating interest rate used for the interest rate swaps on the $700.0 million of 4.9% Senior Notes due November 1, 2019 (the “2019 Notes”) and the $750.0 million of 3.0% Senior Notes due November 15, 2020 (the “2020 Notes”) , which effectively convert the Company’s 2019 Notes and 2020 Notes from a fixed rate structure to a floating rate structure.

Income Taxes
The Company’s effective tax rate (“ETR”) for both the 2017 and 2016 periods differs from the statutory tax rate predominantly due to the favorable impact of tax rulings and agreements in various foreign jurisdictions.  See “Item 1. Financial Statements—Note 4. Income Taxes” for additional information. For the three months ended March 31, 2017 and 2016, the ETR was 8.1% and 38.1%, respectively. The 30.0% change in the ETR was driven by the following benefits: (i) 23.3% related to the Company’s Venezuelan subsidiary which incurred a remeasurement loss on its monetary assets and an impairment charge on its long-lived assets in 2016 (both of which provided no tax benefit in 2016), (ii) 10.8% due to higher tax credit recognition associated with the repatriation of foreign earnings, (iii) 7.6% from changes in reserves for uncertain tax positions, and (iv) 1.7% from a series of additional items which are insignificant both individually and in the aggregate. These benefits were offset by a 13.4% impact from unfavorable changes in the Company’s geographic earnings mix.

Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests consists of a 11%, 10% and 10% interest held by third parties in the Company’s operating entities in China, Argentina and Indonesia, respectively.

Net Earnings Attributable to Shareholders
For the foregoing reasons, net earnings attributable to shareholders for the three months ended March 31, 2017 increased 65% to $119.9 million compared to the three months ended March 31, 2016.

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

Cash and cash equivalents totaled $1,724.4 million at March 31, 2017, of which $1,673.7 million was held outside of the United States. Cash and cash equivalents totaled $1,795.4 million as of December 31, 2016, of which $1,594.2 million was held outside of the United States.

During the three months ended March 31, 2017 and 2016, we repatriated approximately $7 million and $93 million, respectively, of cash not associated with permanently invested earnings to the United States from multiple jurisdictions.

As a result of the Company’s evaluation of its global cash position, management has asserted that earnings and profits in certain foreign jurisdictions are permanently invested abroad. We will continue to evaluate our global cash position and whether earnings and profits of certain other foreign jurisdictions are permanently invested abroad. As of March 31, 2017 and December 31, 2016, approximately $1,193 million and $1,388 million of cash and cash equivalents associated with permanently invested undistributed earnings were held by foreign subsidiaries, respectively. Our intent is to invest these earnings in our foreign operations and our current plans do not demonstrate a need to repatriate them to fund the Company’s U.S. operations. If we decide at a later date to repatriate these earnings to the United States, we would be required to provide U.S. taxes on these amounts.

Cash Flows

The Company believes that cash on hand and cash from operations will be sufficient to support its working capital needs, pay its operating expenses, satisfy debt obligations, fund capital expenditures and make dividend payments.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Cash flow provided by/(used in):
Operating Activities
Net Earnings	$117.6	$76.7
Depreciation and Amortization	25.8	24.9
Impairment of Long-Lived Assets	—	45.9
Other Non-Cash Items	(12.6)	36.0
Changes in Assets and Liabilities	65.7	(23.4)
Pension and Other Post-employment Benefit Contributions	(0.1)	—
Total Operating Activities	196.4	160.1
Investing Activities	(48.4)	(55.5)
Financing Activities	(74.6)	(77.0)
Effects of Changes in Exchange Rates on Cash, Cash Equivalents and Restricted Cash	8.1	(26.7)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$81.5	$0.9

Cash, Cash Equivalents and Restricted Cash, increased $81.5 million in the three months ended March 31, 2017 as operating cash flows were generated in excess of capital expenditures and dividends.

Cash flows from operating activities were $196.4 million and $160.1 million for the three months ended March 31, 2017 and 2016, respectively. Cash flows for the quarter ended March 31, 2017 benefited from lower receivables of approximately $23 million, primarily in China which were higher than normal at December 31, 2016 due to timing of collections.

Cash flow used in investing activities was $7.1 million lower than the prior year period. The decrease was the result of lower capital expenditures in 2017 as compared to 2016. Capital expenditures in 2017 were primarily related to production facilities in North America, Latin America and Europe. Capital expenditures in 2016 were related to capacity expansion for manufacturing facilities in the U.S. and Europe.

Cash flow used in financing activities was $74.6 million and $77.0 million for the three months ended March 31, 2017 and 2016, respectively. Dividend payments were $0.4125 per share in both the first quarter of 2016 and 2017; however, the Company’s share count was lower in 2017 following the repurchase of shares in 2016. For additional information, see “Item 1. Financial Statements—Note 16. Equity.”

Short-Term Borrowings

As of March 31, 2017 and December 31, 2016, the Company had short-term borrowings of $4.5 million and $3.9 million, respectively, made by its subsidiary in Argentina.

Revolving Credit Facility

As of March 31, 2017, the Company had no borrowings against its $750.0 million five-year revolving credit facility, and the Company had $750.0 million available under this facility. The revolving credit facility contains financial covenants and the Company was in compliance with these financial covenants as of March 31, 2017.

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

During the fourth quarter of 2015, we entered into a series of interest rate swaps to convert our 2020 Notes from fixed to floating for the remainder of their term in order to diversify our interest rate exposure. The interest rate swaps have an aggregate notional amount of $750.0 million of outstanding principal. As of March 31, 2017, these swaps were in a loss position with a fair value of $7.9 million.
During the second quarter of 2014, we entered into a series of interest rate swaps to convert our 2019 Notes from fixed to floating for the remainder of their term in order to diversify our interest rate exposure.  These interest rate swaps have an aggregate notional amount of $700.0 million of outstanding principal. As of March 31, 2017, these swaps were in a loss position with a fair value of $0.5 million.

For additional information regarding Short-Term Borrowings, Revolving Credit Facility, Long-Term Debt and Interest Rate Swaps, see “Item 1. Financial Statements—Note 14. Debt and —Note 15. Derivatives.”

Merger Agreement

The Merger Agreement, described above, provides for certain termination rights for both the Company and Reckitt Benckiser. The Company is obligated to pay Reckitt Benckiser a $480 million termination fee in certain circumstances, including, without limitation, if we enter into a definitive agreement for a superior proposal.

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

Share Repurchases

In September 2013, the Company’s board of directors approved a share repurchase authorization of up to $500.0 million of the Company’s common stock (the “2013 Authorization”). The 2013 Authorization did not have an expiration date. In 2016, the Company repurchased $0.4 million of its common stock which completed all purchases remaining under the 2013 Authorization.

In October 2015, the Company’s board of directors approved a share repurchase authorization of an additional $1,500.0 million of the Company’s common stock (the “2015 Authorization”). The 2015 Authorization does not have an expiration date. During the first quarters of 2017 and 2016, the Company did not repurchase any shares pursuant to the 2015 Authorization. As of March 31, 2017, the Company had $400.0 million remaining available under the 2015 Authorization.

Under the Merger Agreement, described above, we are prohibited from redeeming, repurchasing or otherwise acquiring or offering to redeem, repurchase, or otherwise acquire our common stock or other securities, other than shares surrendered to us to pay the exercise price in connection with the exercise of employee stock options and shares surrendered to us to satisfy tax withholding obligations in connection with the exercise of employee stock options or the vesting of restricted stock units and performance share awards.

Fuel for Growth Program
During the third quarter of 2015, the Company approved a plan to implement a business productivity program referred to as “Fuel for Growth,” which is expected to be implemented over a three-year period. Fuel for Growth is designed to improve operating efficiencies and reduce costs. Fuel for Growth is expected to improve profitability and create additional investments behind brand building and growth initiatives. Fuel for Growth focuses on the optimization of resources within various operating functions and certain third party cost reduction activities across the business. During the three months ended March 31, 2017, total charges associated with Fuel for Growth were $9.9 million.
Total savings within the Fuel for Growth Program are expected to be approximately $180 million by the end of 2018. The Company achieved approximately $114 million cost savings to date, of which approximately $102 million was due to lower selling, general and administrative expenses and $12 million was due to lower research and development spending. For additional information on the Fuel for Growth program, see “Item 1. Financial Statements—Note 6. Restructuring.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements that the Company makes from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the fact they use words such as “should,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression. Such statements are likely to relate to, among other things, a discussion of goals, plans and projections regarding financial position, results of operations, cash flows, market position, product development, product approvals, sales efforts, expenses, capital expenditures, performance or results of current and anticipated products and the outcome of contingencies such as legal proceedings and financial results. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations that involve inherent risks, uncertainties and assumptions that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: (1) the ability to sustain brand strength, particularly the Enfa family of brands; (2) the effect on the Company’s reputation of real or perceived quality issues; (3) the effect of regulatory restrictions related to the Company’s products; (4) the adverse effect of commodity costs; (5) increased competition from branded, private label, store and economy-branded products; (6) the effect of an economic downturn on consumers’ purchasing behavior and customers’ ability to pay for product; (7) inventory reductions by customers; (8) the adverse effect of changes in foreign currency exchange rates; (9) the effect of changes in economic, political and social conditions in the markets where the Company operates; (10) changing consumer preferences; (11) the possibility of changes in the WIC program, or participation in WIC; (12) legislative, regulatory or judicial action that may adversely affect the Company’s ability to advertise its products, maintain product margins, or negatively impact the Company’s reputation or result in fines or penalties that decrease earnings; and (13) the ability to develop and market new, innovative products. In addition, actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to: the possibility that the Merger will not be consummated or delays in consummating the Merger; adverse effects on the market price of the Company's common stock and on the Company's operating results because of a failure to complete the Merger; negative effects relating to the announcement of the Merger or any further announcements relating to the Merger or the entrance into or consummation of the Merger on the market price of the Company's stock; unanticipated difficulties or expenditures relating to the Merger; legal proceedings instituted against the Company and others in connection with the Merger; disruptions of current plans and operations caused by the announcement and pendency of the Merger; potential difficulties in employee retention as a result of the announcement and pendency of the Merger; and the response of customers, distributors, suppliers and competitors to the announcement of the Merger.

For additional information regarding these and other factors, see the Company’s filings with the SEC, including the 2016 Form 10-K, which filings are available upon request from the SEC or at www.meadjohnson.com. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update any forward looking statement, whether as a result of new information, future events or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes to the disclosures made under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” contained in the 2016 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

Information pertaining to legal proceedings can be found in Part I of this report under “Item 1. Financial Statements—Note 18. Commitments and Contingencies” and is incorporated by reference herein.

ITEM 1A.         RISK FACTORS.

There is no material change in the information reported under “Item 1A. Risk Factors” contained in the Company’s 2016 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

On October 22, 2015, the Company announced that, on October 20, 2015, its board of directors approved a share repurchase authorization of $1,500.0 million of the Company’s common stock. This authorization does not have an expiration date. During the first quarter of 2017, the Company did not repurchase any shares pursuant to this authorization. As of March 31, 2017, the Company had $400.0 million remaining available under this authorization.

Under the Merger Agreement described in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Merger Agreement” we are prohibited from redeeming, repurchasing or otherwise acquiring or offering to redeem, repurchase, or otherwise acquire our common stock or other securities, other than shares surrendered to us to pay the exercise price in connection with the exercise of employee stock options and shares surrendered to us to satisfy tax withholding obligations in connection with the exercise of employee stock options or the vesting of restricted stock units and performance share awards.

ITEM 6.     EXHIBITS.

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of February 10, 2017, among Mead Johnson Nutrition Company, Reckitt Benckiser Group plc and Marigold Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

3.1
Amendment No. 1 to the Amended and Restated Bylaws of the Company, adopted on February 9, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.1	Form of Employee Restricted Stock Unit Agreement

10.2	Form of Employee Restricted Stock Unit Agreement

31.1	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) and 15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEAD JOHNSON NUTRITION COMPANY

Date:	April 27, 2017	By:	/s/ Michel Cup
Michel Cup
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)